Form 10-Q
period 2016-06-30
REATA PHARMACEUTICALS INC
filed 2016-08-11
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37785

Reata Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	11-3651945
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Gateway Dr, Suite 150 Irving, Texas	75063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 865-2219

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of August 9, 2016, the registrant had 7,740,354 shares of Class A common stock, $0.001 par value per share, and 14,585,273 shares of Class B common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “goals,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” “could,” “should,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing, costs, conduct, and outcome of our clinical trials, including statements regarding the timing of the initiation and availability of data from such trials;
•	the timing and likelihood of regulatory filings and approvals for our product candidates;
•

our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use, and the potential market opportunities for commercializing our product candidates;

•	our expectations related to the use of our available cash;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical trials;
•	the initiation, timing, progress, and results of future preclinical studies and clinical trials, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers and distributors;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our ability to establish and maintain arrangements for manufacture of our product candidates;
•	the impact of governmental laws and regulations;
•	developments and projections relating to our competitors and our industry; and
•

other risks and uncertainties, including those described under the heading “Risk Factors” included in our final prospectus, or Final Prospectus, dated May 25, 2016, and filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 424b under the Securities Act of 1933, or the Securities Act, on May 26, 2016.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Risk Factors” in the Final Prospectus and discussed elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2016 (unaudited)	As of December 31, 2015
Assets
Cash and cash equivalents	$92,365	$42,008
Federal income tax receivable	17,170	31,926
Prepaid expenses and other current assets	3,389	3,325
Total current assets	112,924	77,259
Property and equipment, net	942	1,142
Other assets	554	553
Total assets	$114,420	$78,954

Liabilities and stockholders’ deficit
Accounts payable	$1,552	$3,531
Accrued direct research liabilities	4,205	3,529
Other current liabilities	4,649	4,030
Current portion of deferred revenue	49,595	49,730
Total current liabilities	60,001	60,820
Other long-term liabilities	116	249
Deferred revenue, net of current portion	266,447	291,041
Total noncurrent liabilities	266,563	291,290
Commitments and contingencies
Stockholders’ deficit:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 7,663,553 and 0 shares at June 30, 2016 and December 31 2015	8	—
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 14,662,074 and 15,998,106 shares at June 30, 2016 and December 31 2015	15	16
Additional paid-in capital	72,235	10,036
Shareholder notes receivable	(81)	(81)
Accumulated deficit	(284,321)	(283,127)
Total stockholders’ deficit	(212,144)	(273,156)
Total liabilities and stockholders’ deficit	$114,420	$78,954

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaboration revenue
License and milestone	$12,365	$12,365	$24,730	$25,294
Other revenue	1	—	74	—
Total collaboration revenue	12,366	12,365	24,804	25,294
Expenses
Research and development	9,075	9,688	18,381	18,266
General and administrative	4,537	3,369	7,744	6,223
Depreciation and amortization	179	529	367	1,062
Total expenses	13,791	13,586	26,492	25,551
Other income
Investment income	28	8	51	16
Total other income	28	8	51	16
Loss before (benefit) provision for taxes on income	(1,397)	(1,213)	(1,637)	(241)
(Benefit) provision for taxes on income	(461)	482	(443)	96
Net loss	$(936)	$(1,695)	$(1,194)	$(337)
Net loss per share—basic	$(0.05)	$(0.11)	$(0.07)	$(0.02)
Net loss per share—diluted	$(0.05)	$(0.11)	$(0.07)	$(0.02)
Weighted-average number of common shares used in net loss per share basic	18,562,302	15,973,020	17,274,574	15,970,022
Weighted-average number of common shares used in net loss per share diluted	18,562,302	15,973,020	17,274,574	15,970,022

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months ended
	June 30,
	2016	2015
Operating activities
Net loss	$(1,194)	$(337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367	1,062
Stock-based compensation expense	735	693
Provision for deferred taxes on income	—	9,052
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Receivable from collaboration arrangements	(735)	223
Prepaid expenses and other current assets	(1,322)	(218)
Other assets	(1)	234
Accounts payable	(2,159)	(454)
Accrued direct research and other current liabilities	2,442	2,075
Federal income tax receivable/payable	14,756	(8,955)
Deferred revenue	(24,729)	(24,594)
Net cash used in operating activities	(11,840)	(21,217)
Investing activities
Purchases of property and equipment	(167)	(240)
Net cash used in investing activities	(167)	(240)
Financing activities
Proceeds from issuance of common stock from initial public offering	64,705	—
Payments on deferred offering costs	(2,322)	—
Exercise of options and related tax withholdings	26	15
Payment of capital lease	(45)	(45)
Net cash provided by (used in) financing activities	62,364	(30)
Net increase (decrease) in cash and cash equivalents	50,357	(21,487)
Cash and cash equivalents at beginning of year	42,008	87,758
Cash and cash equivalents at end of period	$92,365	$66,271
Supplemental disclosures
Income taxes paid	$18	$—
Accrued deferred offering costs	$306	$—

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

Reata Pharmaceuticals, Inc., or the Company, is a clinical stage biopharmaceutical company located in Irving, Texas focused on identifying, developing, and commercializing product candidates that modulate the activity of key regulatory proteins involved in the biology of mitochondrial function, oxidative stress and inflammation to address the unmet medical needs of patients with a variety of serious or life threatening diseases. The Company operates as a single segment of business.

The Company’s lead product candidates, bardoxolone methyl and omaveloxolone, are members of a class of small molecules called antioxidant inflammation modulators (AIMs). AIMs bind to Keap1, a protein that coordinates cellular response to reactive oxygen and other byproducts of cellular energy production, inflammation, and environmental toxicants. Bardoxolone methyl is in Phase 3 clinical development for the treatment of pulmonary arterial hypertension associated with connective tissue disease (CTD-PAH), and Phase 2 clinical development for the treatment of idiopathic pulmonary arterial hypertension and pulmonary hypertension due to interstitial lung disease, each of which are subsets of pulmonary hypertension. The Company has initiated activity on its Phase 3 trial in CTD-PAH and plans to begin enrolling patients in the second half of 2016. Omaveloxolone is in Phase 2 clinical development for the treatment of multiple diseases, including Friedreich’s ataxia (FA), mitochondrial myopathies (MM), and metastatic melanoma. Beyond its lead product candidates, the Company has several promising preclinical programs employing both AIMs and other small molecules with different mechanisms of action. The Company believes its product candidates and preclinical programs have the potential to improve clinical outcomes in numerous underserved patient populations.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries that are required to be consolidated. Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations. Intracompany profits, transactions, and balances have been eliminated in consolidation.

On January 6, 2016, the Company effected a 4.4-to-1 reverse split of its common stock, and an automatic conversion of its common stock into Class B common stock. Upon the effectiveness of the reverse stock split and conversion, (i) every 4.4 shares of outstanding common stock were combined into one share of Class B common stock, (ii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable was proportionally decreased on a 4.4-to-1 basis and converted into an option to purchase Class B common stock, and (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a 4.4-to-1 basis. All of the outstanding common stock share numbers, common stock options, share prices, exercise prices and per share amounts have been adjusted in these consolidated financial statements, on a retroactive basis, to reflect this 4.4-to-1 reverse stock split for all periods presented. The par value per share was not adjusted as a result of the reverse stock split.

On May 11, 2016, the Company effected a 1.45-to-1 reverse split of its common stock. Upon the effectiveness of the reverse stock split, (i) every 1.45 shares of outstanding common stock were combined into one share of common stock of the same class, (ii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable was proportionally decreased on a 1.45-to-1 basis, and (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a 1.45-to-1 basis. All of the outstanding common stock share numbers, common stock options, share prices, exercise prices and per share amounts have been adjusted in these consolidated financial statements, on a retroactive basis, to reflect this 1.45-to-1 reverse stock split for all periods presented. The par value per share was not adjusted as a result of the reverse stock split.

On May 25, 2016, the Company’s registration statement on Form S-1 (File No. 333-208843) relating to its initial public offering (IPO), of its common stock was declared effective by the U.S. Securities and Exchange Commission (SEC). The shares began trading on The NASDAQ Global Market on May 26, 2016. The public offering price of the shares sold in the offering was $11.00 per share. The IPO closed on June 1, 2016 for 6,325,000 shares of its Class A common stock, which included 825,000 shares of its Class A common stock issued pursuant to the over-allotment option granted to the underwriters. The Company received total proceeds from the offering of $60.9 million, net of underwriting discounts and commissions and offering expenses.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

Revenue Recognition

The Company’s revenue to date has been generated primarily through collaborative licensing agreements with AbbVie Ltd. (AbbVie) and Kyowa Hakko Kirin Co., Ltd. Revenues for periods shown consist of the recognition of deferred revenue from upfront payments and milestone payments received in 2012 and prior years. The Company has not generated any revenue based on the sale of products.

In June 2013, the Company entered into a research collaboration with a disease advocacy organization. Under the agreement, the Company may be provided milestone payments to fund research and development activities estimated over a two-year period. The Company recorded collaboration revenue totaling $700,000 related to milestone payments during the six months ended June 30, 2015.

Research and Development Costs

With respect to its omaveloxolone programs and its collaboration agreement with AbbVie, the Company was responsible for a certain initial amount in early development costs before AbbVie began sharing development costs equally. As of June 30, 2016 the Company had incurred all of these initial costs, after which payments from AbbVie with respect to research and development costs incurred by the Company were recorded as a reduction in research and development expenses. The Company’s expenses were reduced by $661,000 for AbbVie’s share of research and development costs for the three months ended June 30, 2016. Accordingly, as of June 30, 2016, the Company had receivables in the amount of $661,000 included in prepaid expenses and other current assets on the consolidated balance sheet.

The Company bases its expense accruals related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on its behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the Company does not identify costs that it has begun to incur or if the Company underestimates or overestimates the level of services performed or the costs of these services, its actual expenses could differ from its estimates.

To date, the Company has not experienced significant changes in its estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, the Company cannot assure that it will not make changes to its estimates in the future as the Company becomes aware of additional information about the status or conduct of its clinical trials and other research activities.

Stock-Based Compensation

The Company accounts for its equity-based compensation awards in accordance with Accounting Standard Codification ASC 718 Compensation—Stock Compensation (ASC 718). ASC 718 requires companies to recognize compensation expense using a fair value based method for costs related to stock-based payments, including stock options. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option awards, which takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, forfeitures rate and the risk-free

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

interest rate.  Prior to the Company’s IPO of its common stock, the fair values of the shares of common stock underlying the Company’s share-based awards were estimated on each grant date using a probability-weighted expected return method. Following the close of its IPO in June 2016, the fair values of its common stock underlying its share-based awards were estimated using observable market prices.

Risks and Uncertainties

The Company has experienced losses and negative operating cash flows for many years since inception and has no marketed drug or other products. The Company’s ability to generate future revenue depends upon the results of its development programs, the success of which cannot be guaranteed. The Company may need to raise additional equity capital in the future in order to fund its operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair values of the Company’s stockholder notes receivable were approximately $156,000 and $138,000 at June 30, 2016 and December 31, 2015, respectively. The fair value was calculated using an income approach to estimate the present value of expected future cash flows to be received under the notes. The measurement is considered to be based primarily on Level 3 inputs used in the calculation, including the discount rate applied and the estimate of future cash flows.

Net Income (Loss) per Share

Basic and diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include unvested restricted stock and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. For periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The Company uses the two-class method to compute net income (loss) per common share attributable to common stockholders because the Company has issued securities, other than Class A and Class B common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of restricted common stock are entitled to the dividend amount paid to common stockholders on an as-if-converted-to-common stock basis when declared by the Company’s Board of Directors. As a result, all restricted common stock are considered to be participating securities.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental accounting, legal, and printing fees relating to the initial public offering (IPO), were initially capitalized. The deferred offering costs totaling $3,489,000 were subsequently offset against IPO proceeds upon the completion of the IPO on June 1, 2016.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes the leases in ASC 840, Leases. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. The ASU is effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company will apply the guidance and disclosure provisions of the new standard upon adoption. The Company is currently evaluating

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

this standard and has not yet determined what, if any, effect ASU No. 2016-02 will have on its consolidated results of operations or financial position.

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company will apply the guidance and disclosure provisions of the new standard upon adoption. The Company is currently evaluating this standard and has not yet determined what, if any, effect ASU No. 2016-09 will have on its consolidated results of operations or financial position.

3. Income Taxes

The Company’s effective tax rate varies with the statutory rate due primarily to the impact of nondeductible stock-based compensation and the changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period. The Company’s deferred tax assets have been fully offset by a valuation allowance at June 30, 2016 and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

4. Stock-Based Compensation

Stock Options

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$212	$166	$350	$355
General and administrative	234	182	385	338
	446	348	735	693

The following table summarizes stock option activity as of June 30, 2016, and changes during the six months ended June 30, 2016, under the 2007 LTIP and standalone option agreements:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2016	550,675	16.11
Granted	830,759	11.00
Exercised	(2,521)	10.24
Forfeited	(1,453)	13.24
Expired	(19,708)	11.50
Outstanding at June 30, 2016	1,357,752	13.07
Exercisable at June 30, 2016	339,341	17.58

The total intrinsic value of all outstanding options and exercisable options at June 30, 2016 was $11,074,000 and $2,353,000, respectively.

5. Related-Party Transactions

The Company paid approximately $440,000 and $643,000 to certain stockholders, for sponsored research, research and development consulting services, contract manufacturing services, regulatory and medical consulting services, license fees, and clinical study

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

services during six months ended June 30, 2016 and 2015, respectively. These amounts are recorded in research and development expense in the accompanying consolidated statements of operations.

Approximately $18,000 was due to stockholders and included in accounts payable and other current liabilities for services related to contract manufacturing services, research and development consulting services, and clinical study services at June 30, 2016.

6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator
Net loss (in thousands)	$(936)	$(1,695)	$(1,194)	$(337)
Denominator
Weighted-average number of common shares used in net loss per share – basic	18,562,302	15,973,020	17,274,574	15,970,022
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	18,562,302	15,973,020	17,274,574	15,970,022
Net loss per share – basic	(0.05)	(0.11)	(0.07)	(0.02)
Net loss per share – diluted	(0.05)	(0.11)	(0.07)	(0.02)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 1,357,752 for the six months and three months ended June 30, 2016 and 573,094 shares for the six months and three months ended June 30, 2015.

7. Subsequent Events

On July 1, 2016, the Company received a tax refund from the Internal Revenue Service totaling $17,170,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing product candidates that modulate the activity of key regulatory proteins involved in the biology of mitochondrial function, oxidative stress, and inflammation to address the unmet medical needs of patients with a variety of serious or life-threatening diseases with few, or no, approved therapies. We survey for clinical benefit in patients with these severe diseases by running multiple Phase 2 proof-of-concept trials in parallel. Our lead product candidates, bardoxolone methyl and omaveloxolone, are members of a class of small molecules called antioxidant inflammation modulators, or AIMs. Bardoxolone methyl is in Phase 3 clinical development for the treatment of pulmonary arterial hypertension, or PAH, associated with connective tissue disease, or CTD-PAH, and Phase 2 clinical development for the treatment of idiopathic pulmonary arterial hypertension, or I-PAH, and pulmonary hypertension due to interstitial lung disease, or PH-ILD, each of which are subsets of pulmonary hypertension, or PH. We have initiated activity on our Phase 3 trial in CTD-PAH and plan to begin enrolling patients in the second half of 2016. Omaveloxolone is in Phase 2 clinical development for the treatment of multiple diseases, including Friedreich’s ataxia, or FA, mitochondrial myopathies, or MM, and metastatic melanoma. Beyond our lead product candidates, we have several promising preclinical development programs. We believe that our product candidates and preclinical programs have the potential to improve clinical outcomes in numerous underserved patient populations.

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials. We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie Ltd., or AbbVie, and Kyowa Hakko Kirin Co., Ltd., or KHK, and from private placements of our securities. We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KHK and reimbursements of expenses under the terms of our agreement with KHK. We have incurred losses in each year since our inception, other than in 2014. As of June 30, 2016, we had $92.4 million of cash and cash equivalents and an accumulated deficit of $284.3 million. In addition, as of June 30, 2016, we recorded expected tax refunds totaling approximately $17.2 million on our consolidated balance sheet, which we received on July 1, 2016. We continue to incur significant research and development and other expenses related to our ongoing operations. We anticipate continuing to receive payments in the future pursuant to cost sharing provisions contained in our collaboration agreements. However, despite contractual product development commitments and cost coverage commitments from our collaborators, and the potential to receive future payments from these collaborators, we anticipate that, without taking into account deferred revenue, we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, and seek regulatory approval of, our product candidates. If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales. Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis. In addition, we expect to incur additional costs associated with operating as a public company. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

The probability of success for each of our product candidates and clinical programs and our ability to generate product revenue and become profitable depend upon a variety of factors, including the quality of the product candidate, clinical results, investment in the program, competition, manufacturing capability, commercial viability, and our collaborators’ ability to successfully execute our development and commercialization plans. We may also require additional capital through equity or debt financings in order to fund our operations and execute on our business plans, and there is no assurance that such financing will be available to us on commercially reasonable terms or at all. For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in the Final Prospectus.

Our Clinical Pipeline

The chart below is a summary of our clinical programs:

(1)

Reata’s next milestone is data from our Phase 3 clinical trial for patients with CTD-PAH.  Reata has initiated activity in the Phase 3 clinical trial and plans to begin enrolling patients in the second half of 2016.

(2)	Reata continues to evaluate development of omaveloxolone for this indication.

Bardoxolone Methyl in Pulmonary Hypertension

Bardoxolone methyl directly targets the bioenergetic and inflammatory components of PH. PH patients experience mitochondrial dysfunction, increased activation of NF-κB and related inflammatory pathways involved in ROS signaling, cellular proliferation, and fibrosis. Bardoxolone methyl, through the combined effect of Nrf2 activation and NF-κB suppression, has the potential to inhibit inflammatory and proliferative signaling, suppress ROS production and signaling, reduce the production of enzymes related to fibrosis and tissue remodeling, and increase ATP production and cellular respiration.

Currently approved therapies to treat PAH include endothelin receptor antagonists, nitric oxide pathway modulators, and prostacyclin pathway agonists, all of which are systemic vasodilators that directly modulate vasoconstrictive and vasodilatory pathways. Despite treatment with vasodilator therapies, PAH is a fatal disease with a five year survival rate of only 68% of patients. Additionally, while there are vasodilator therapies approved for the treatment of PAH, there are currently no therapies to treat PH-ILD. By addressing a novel pathway in PH, we believe that bardoxolone methyl may provide additional benefits beyond current PAH therapies, including increased functional capacity, potential effects beyond functional improvements, broader applicability to underserved PH patients, and potential as a combination therapy with other current therapies.

All three classes of existing therapies do not specifically target the pulmonary vasculature and have systemic hemodynamic effects. These systemic hemodynamic effects can result in hypotension and syncope, or fainting, which generally limits their clinical effectiveness. These hemodynamic effects can be exacerbated when a patient is prescribed multiple vasodilators. In addition, clinically significant drug-drug interactions have been observed that can further limit the ability to deliver effective drug combinations.

Vasodilators approved for PAH also generally do not yield significant functional improvements in CTD-PAH patients because their disease involves more remodeling and fibrosis that is less affected by vasodilators. As described in a recently published large meta-analysis performed at the University of Pennsylvania that analyzed data from eleven Phase 3 and Phase 4 clinical trials, CTD-PAH patients treated with vasodilator therapies have 6-minute walk distance, or 6MWD, improvements of only one third compared to the improvements seen in I-PAH patients. The primary CTDs underlying CTD-PAH include scleroderma, lupus, and mixed connective tissue diseases. CTD-PAH patients make up approximately 30% of the overall PAH population. In the United States, the five-year survival rate for CTD-PAH patients is approximately 44%, with a median survival rate of approximately four years, whereas I-PAH patients have a median survival rate of approximately seven years.

Finally, due to their vasodilatory mechanism, the efficacy of currently approved therapies is impacted by the number of other PAH therapies being administered to a patient, with each new therapy yielding lower marginal efficacy.

Bardoxolone methyl is in Phase 3 development for CTD-PAH.  In October 2015 we interacted with the U.S. Food and Drug Administration, or FDA, concerning our initial Phase 2 data in PAH patients and our plans for an initial Phase 3 trial. The FDA concurred with our plan to initiate a Phase 3 trial in CTD-PAH patients and stated that 6MWD is an acceptable primary endpoint. We have initiated activity on our Phase 3 trial in CTD-PAH, named CATALYST, and plan to begin enrolling patients in the second half of

2016. CATALYST will be an international, double-blind, randomized, placebo controlled trial in CTD-PAH patients. We plan to enroll between 120 and 220 patients in the trial and will utilize a pre-specified sample size re-calculation once 100 patients are enrolled to determine the final sample size. We expect data to be available from CATALYST in the first half of 2018. In addition, the FDA noted that the proposed Phase 3 trial, together with the LARIAT Phase 2 data in PAH patients and prior clinical trials with bardoxolone methyl, would provide adequate data for an NDA review of the safety profile of bardoxolone methyl. We have completed a series of clinical pharmacology studies, including a Thorough QT study, hepatic impairment study, food effect study, and three drug-drug interaction studies. The FDA recommended conducting a single additional clinical drug interaction study and otherwise had no clinical trial, clinical pharmacology, or preclinical study requests.

We initially tested bardoxolone methyl in PH patients in the LARIAT trial. LARIAT is a randomized, placebo-controlled, double-blinded, dose-escalation Phase 2 trial evaluating the safety and efficacy of once daily, orally administered bardoxolone methyl in PH patients with PAH or PH-ILD. LARIAT is comprised of four separate cohort groups.

The primary endpoint of the LARIAT trial is change in 6MWD during a 16 week treatment period. All patients who complete the treatment period are eligible to continue into an extension trial to evaluate the intermediate and long-term safety and efficacy of bardoxolone methyl. Those patients who had been receiving placebo are converted to bardoxolone methyl in the extension trial. The initial treatment period for cohorts 1 and 2 has been completed. As discussed below, data from cohorts 1 and 2 have been publicly presented.  Data have not been presented from cohorts 3 or 4.

• Cohort 1.  The first cohort began enrolling in May 2014 and consisted of PAH patients in the United States. Eligible patients must have had a baseline 6MWD of greater than or equal to 150 meters but less than or equal to 450 meters and must have been receiving at least one disease-specific PAH background therapy. Patients were randomized 3:1 in each dose group to either bardoxolone methyl at doses of 2.5 mg, 5 mg, 10 mg, or 20 mg, or placebo.

• Cohort 2.  The second cohort began enrolling in January 2015 and consisted of PAH patients in the United States. Eligible patients must have had a baseline 6MWD of greater than 450 meters and must have been receiving at least one disease-specific PAH background therapy. Patients were are randomized 3:1 in each dose group to bardoxolone methyl at doses of 5 mg or 20 mg, or placebo.

• Cohort 3.  The third cohort began enrolling in September 2015, and consists of PAH patients in the United States and potentially other countries, and is comprised of two sub-cohorts for CTD-PAH (cohort 3a) patients and non-CTD-PAH (cohort 3b) patients. Eligible patients must have a baseline 6MWD of greater than or equal to 150 meters and must be receiving zero to two disease-specific PAH background therapies. Patients are randomized 2:1 to bardoxolone methyl or placebo. Patients in the treatment group are titrated from 5 mg to 10 mg doses based on tolerability.

• Cohort 4.  The fourth cohort began enrolling in September 2015, consists of PH-ILD patients in the United States and potentially other countries, and is comprised of four sub-cohorts based on the patient’s underlying type of ILD: (a) PH-ILD caused by CTD, such as scleroderma and lupus, or CTD-PH-ILD; (b) PH-ILD caused by idiopathic pulmonary fibrosis, or IPF-PH-ILD; (c) PH-ILD caused by non-specific interstitial pneumonia, or NSIP-PH-ILD; and (d) PH-ILD caused by sarcoidosis, or SA-PH-ILD. Eligible patients must have a baseline 6MWD of greater than or equal to 150 meters. As no therapies are approved to treat these patients’ PH, no background therapies are required for enrollment. Patients are randomized 2:1 to bardoxolone methyl or placebo. Patients in the treatment group are titrated from 5 mg to 10 mg doses based on tolerability.

An analysis presented at the CHEST meeting in October 2015 included patients from cohort 1 at doses of 2.5 mg, 5 mg, and 10 mg and cohort 2 at a dose of 5 mg that had been fully enrolled and completed 16 weeks of treatment. The method of analysis utilized a statistical approach that incorporates all six post-baseline 6MWD measurements. In cohort 1 patients, we observed a mean 6MWD improvement of 21.6 meters from baseline (p=<0.001) and a placebo-corrected mean 6MWD improvement of 21.4 meters (p=0.037), which were both statistically significant results.

Finally, we performed additional analysis on the eight CTD-PAH patients in cohort 1. Six of these patients received bardoxolone methyl at a dose of 2.5 mg, 5 mg or 10 mg, and two received placebo. The change from baseline for the patients that received bardoxolone methyl was 38 meters at week sixteen with a p-value of 0.01 and mean values were increased at all post-baseline timepoints. The time-averaged change was 30 meters with a p-value of 0.05. We believe the observed increase in 6MWD in CTD-PAH patients receiving bardoxolone methyl may lead to significant benefit in these patients.

In cohort 2, we studied bardoxolone methyl in patients with a baseline 6MWD of more than 450 meters, who have typically been excluded from registrational trials of approved PAH therapies. We believe that these patients, who are usually earlier in their disease development than those who can only walk a shorter distance, are also usually less vasoconstricted than later stage patients, and therefore substantial improvement in 6MWD due to vasodilation would not be expected. In data from cohorts 1 and 2, we observed that patients with a baseline 6MWD of more than 450 meters had a mean improvement in 6MWD after 16 weeks of treatment of 29 meters, while patients with a baseline 6MWD of greater than or equal to 150 meters but less than or equal to 450 meters had a mean improvement in 6MWD after 16 weeks of treatment of 24 meters. In both cohorts, bardoxolone methyl was combined with current PAH therapies without increasing the risk of hypotensive events and had a favorable safety profile.

In interim data from the extension Phase 2 LARIAT trial, we observed that the increase in 6MWD through 16 weeks of treatment was sustained through 32 weeks of treatment and was not significantly different from that at week 16 in the same set of patients. CTD-PAH patients showed similar sustained increases in 6MWD through week 32.

We have begun enrolling both CTD-PAH and non-CTD-PAH patients in LARIAT cohort 3a and 3b, respectively, to test a titration approach in advance of initiating our Phase 3 trial. We also intend to use data from CTD-PAH patients to help support an application to the FDA for breakthrough status for the treatment of CTD-PAH, once we have enough data to do so.

Because bardoxolone methyl was active in patients with CTD-PAH (a fibrotic disease), we believe that bardoxolone methyl may be effective in PH-ILD patients. We have also begun enrolling patients with PH-ILD caused by CTD, idiopathic pulmonary fibrosis, non-specific interstitial pneumonia, and sarcoidosis in LARIAT cohorts 4a, 4b, 4c, and 4d, respectively. We previously reported that a serious adverse event, or SAE, involving a patient death had occurred in cohort 4a and that the investigator had initially reported it as possibly related to study drug. The investigator has since changed his evaluation to unlikely related. In addition, the Protocol Safety Review Committee that oversees safety for the LARIAT trial concluded that the SAE was unlikely treatment-related. We anticipate that additional data from PAH patients in the LARIAT trial will be available in the first half of 2017 and data from PH-ILD patients will be available in the second half of 2017.

Omaveloxolone

Omaveloxolone is a close structural analog of bardoxolone methyl that was developed to improve tissue distribution, including blood-brain barrier penetration. To date, omaveloxolone has been administered orally to patients with FA, MM, and solid tumors, and has been administered topically to patients receiving cataract surgery and suffering from radiation dermatitis. We believe that an omaveloxolone-induced increase in mitochondrial energy production could have beneficial effects on multiple organ systems, with the most profound effects being in skeletal muscle, the brain and other tissues with a high energy demand.

Omaveloxolone for the Treatment of Friedreich’s Ataxia

We are evaluating omaveloxolone in FA in the MOXIe trial, a randomized, placebo-controlled, double-blind, dose-escalation Phase 2 trial to evaluate the safety and efficacy of omaveloxolone in up to 100 patients with FA at sites in the United States, Europe and Australia. Based on discussions with the FDA in 2014, MOXIe is designed in two parts, with the first primarily focused on the evaluation of safety of omaveloxolone in doses ranging from 2.5 mg to 300 mg and the second focused on efficacy. Data for multiple endpoints are being collected, with the primary efficacy endpoint being the change in peak work, as measured by exercise testing on a recumbent bicycle, and the secondary endpoint being assessment based on the neurological component of the Friedreich’s Ataxia Rating Scale, or FARS.  Data from the first part of MOXIe are expected in the first half of 2017, and we expect to initiate the second part of MOXIe after receiving these data.

Omaveloxolone for the Treatment of Mitochondrial Myopathies

We are evaluating omaveloxolone in the MOTOR trial, a randomized, placebo-controlled, double-blind, dose-escalation Phase 2 trial to evaluate the safety and efficacy of omaveloxolone in up to 100 patients with MM. MOTOR is being conducted at sites in the United States and Europe. Based on discussions with the FDA in 2014, MOTOR is designed in two parts, with the first primarily focused on the evaluation of safety of omaveloxolone in doses ranging from 2.5 mg to 160 mg and the second primarily focused on efficacy. Data for multiple endpoints are being collected, with the primary efficacy endpoint being the change in peak work, as measured by exercise testing on a recumbent bicycle, and the secondary endpoint being change in patients’ 6MWD.  Data from the first part of MOTOR are expected in the first half of 2017, and we expect to initiate the second part of MOTOR after receiving these data.

Omaveloxolone for Immuno-Oncology

We are evaluating omaveloxolone in the REVEAL trial, an open-label, multi-center, dose-escalation Phase 1b/2 trial to evaluate the safety, pharmacodynamics, and efficacy of omaveloxolone, in combination with existing immunotherapies, in patients with metastatic melanoma at sites in the United States. We are using omaveloxolone in combination with checkpoint inhibitors to restore an immune response against the tumor in the presence of so-called myeloid-derived suppressor cells, which mask the tumor from the immune system by production of mitochondrial ROS. In REVEAL, patients receive omaveloxolone monotherapy for one week, followed by omaveloxolone in combination with the labeled treatment course of either Yervoy® or Opdivo ®. Data from REVEAL are expected in the second half of 2017.

Omaveloxolone for the Prevention of the Loss of Corneal Endothelial Cells during Cataract Surgery

We evaluated omaveloxolone in the GUARD trial, a multi-center, randomized, double-masked, vehicle-controlled, parallel group Phase 2 trial conducted at sites in the United States to evaluate a topical ophthalmic formulation of omaveloxolone in 307 patients undergoing cataract surgery. While the primary endpoint, which was loss of corneal endothelial cells, after cataract surgery, was not attained and no treatment effect was observed at the high dose, promising pharmacological activity was seen at the low dose of 0.5%. We continue to evaluate the best indications for which to develop and commercialize omaveloxolone.

Preclinical Programs

Additional AIM Indications

Our AIM pharmacology may provide therapeutic benefit for patients suffering from diseases other than those we are currently testing in clinical trials where inflammation, oxidative stress, mitochondrial dysfunction and tissue remodeling are implicated. We continue to evaluate disease models, preclinical information, and information from our clinical trials to determine where AIMs may be beneficial.

Neuroprotective Hsp90 Inhibitors

We are pursuing preclinical development of non-AIM neuroprotective Hsp90 inhibitors, including RTA 901, for the potential treatment of amyotrophic lateral sclerosis, diabetic neuropathy, spinocerebellar ataxia, and spinal bulbar muscular atrophy. Our Hsp90 inhibitors are highly potent and selective C-terminal inhibitors of Hsp90. Inhibition of Hsp90 may result in activation of Hsp70, a molecular chaperone that plays a critical role in the process through which a protein assumes its functional shape and that serves as a central gatekeeper for mitochondrial protein import. Mitochondria rely on Hsp70-dependent protein import mechanisms for almost all of their activity, including the production of ATP. There are also indications that Hsp70 activation may play a profound role in neuroprotection since nerve cells are high consumers of ATP and rely on Hsp70-dependent protein import for proper mitochondrial function.

In January 2016, the FDA informed us that they were imposing a clinical hold on our IND for RTA 901 pending resolution of some outstanding questions related to our animal toxicology studies, in which no adverse effects were identified. We expect to collaborate with the FDA to understand and resolve these outstanding questions.

RORγT Inhibitors

We are pursuing preclinical development of novel, small-molecule, orally bioavailable RORγT inhibitors. RORγT is the master regulator of human T Helper 17, or Th17, cellular differentiation, function, and cytokine production, and represents a compelling target for a variety of autoimmune and inflammatory conditions. Th17 cells produce cytokines, including IL-17, that play a critical role in driving immune-mediated inflammation and are implicated in the pathogenesis of certain autoimmune diseases. The efficacy of suppressing IL-17 as a means of treating these conditions has been demonstrated both in animal models and in humans.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily from licensing fees received under our collaborative license agreements and reimbursements for expenses. We currently have no approved products and have not generated any revenue from the sale of products to date. In the future, we may generate revenue from product sales, royalties on product sales, reimbursements for collaboration services under our current collaboration agreements, or license fees, milestones, or other upfront payments if we enter into any new collaborations or license agreements. We expect that our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such payments and sales.

Our license and milestone revenue has been generated primarily from our collaborative licensing agreements with AbbVie and KHK and consists of upfront payments and milestone payments. Under our revenue recognition policy, license revenue associated with upfront, non-refundable license payments received under the collaboration agreements with AbbVie and KHK are recognized ratably over the expected term of the performance obligations under the agreements, which extend through various periods beginning in 2017 and ending in 2026. License revenue recorded with respect to the collaboration agreements with AbbVie consists solely of the recognition of deferred revenue. License revenue recorded with respect to the collaboration agreements with KHK consists of the recognition of deferred revenue and reimbursement of supply costs.

We also have other license revenue, which consists of milestone payments from a disease advocacy organization in 2015, and other revenue, which consists of reimbursements from KHK for expenses incurred to obtain drug supplies.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. From our inception through June 30, 2016, we have incurred a total of $457.1 million in research and development expense, a majority of which relates to the development of bardoxolone methyl and omaveloxolone. We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

Research and development expenses include:

•	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
•	expenses incurred under contract research agreements and other agreements with third parties;
•	employee and consultant-related expenses, which include salaries, benefits, travel, and stock-based compensation;
•	laboratory and vendor expenses related to the execution of preclinical and non-clinical studies, and clinical trials;
•	the cost of acquiring, developing, manufacturing, and distributing clinical trial materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supply costs.

Research and development costs are expensed as incurred. Costs for certain development activities such as clinical trials are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations, or CROs, that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Currently, AbbVie is not participating in the development of bardoxolone methyl for the treatment of PH and we are therefore incurring all costs for this program. With respect to our omaveloxolone programs and our collaboration agreement with AbbVie, we were responsible for a certain initial amount in early development costs before AbbVie began sharing development costs equally. As of June 30, 2016, we had incurred all of these initial costs, after which payments from AbbVie with respect to research and development costs incurred by us were recorded as a reduction in research and development expenses. Our expenses were reduced by $0.7 million for AbbVie’s share of research and development costs for the three months ended June 30, 2016. Respectively, as of June 30, 2016, we had receivables in the amount of $0.7 million.

The following table summarizes our research and development expenses incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
Bardoxolone methyl	$3,585	$1,230	$7,217	$2,542
Omaveloxolone	880	3,349	2,814	7,322
RTA 901	760	1,875	1,577	2,495
Other research and development expenses	3,850	3,234	6,773	5,907
Total research and development expenses	$9,075	$9,688	$18,381	$18,266

The program-specific expenses summarized in the table above include costs that we directly allocate to our product candidates. Our other research and development expenses include research and development salaries, benefits, stock-based compensation and preclinical, research, and discovery costs, which we do not allocate on a program-specific basis.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. Other general and administrative expenses include personnel expense, facility-related costs, professional fees, accounting and legal services, depreciation expense, other external services, and expenses associated with obtaining and maintaining our intellectual property rights.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses associated with being a public company, including exchange listing and Securities and Exchange Commission requirements, director and officer insurance premium, legal, audit and tax fees, regulatory compliance programs, and investor relations costs. Additionally, if and when we believe the first regulatory approval of one of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially for the sales and marketing of our product candidates.

Other Income

Other income represents interest and gains earned on our cash and cash equivalents, which include money market funds.

Provision for Taxes on Income

Provision for taxes on income consists of net loss, taxed at federal tax rates and adjusted for certain permanent differences. We maintain a valuation allowance against the majority of our net deferred tax assets. Changes in this valuation allowance also affect the tax provision.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015 (unaudited)

The following table sets forth our results of operations for the three months ended June 30:

	2016	2015	Change $	Change %
	(unaudited)
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$12,365	$12,365	—	—
Other revenue	1	—	1	100
Total collaboration revenue	12,366	12,365	1	—
Expenses
Research and development	9,075	9,688	(613)	(6)
General and administrative	4,537	3,369	1,168	35
Depreciation and amortization	179	529	(350)	(66)
Total expenses	13,791	13,586	205	2
Total other income	28	8	20	250
Loss before (benefit) provision for taxes on income	(1,397)	(1,213)	(184)	(15)
(Benefit) provision for taxes on income	(461)	482	(943)	(196)
Net loss	$(936)	$(1,695)	759	45

Revenue

Revenue is consistent for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, and primarily consists of the recognition of deferred revenue.

The following table summarizes the sources of our revenue for the three months ended June 30:

	2016	2015
	(unaudited)
	(in thousands)
License and milestone
AbbVie license agreement	$5,338	$5,339
AbbVie collaboration agreement	6,644	6,645
KHK agreement	383	381
Total license and milestone	12,365	12,365
Other revenue	1	—
Total collaboration revenue	$12,366	$12,365

Research and Development Expenses

Research and development expenses decreased by $0.6 million, or 6%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The decrease is primarily due to AbbVie’s share of development costs related to the omaveloxolone program beginning in the current quarter.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 35%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase was primarily due to $0.3 million in increased insurance coverage in connection with being a public company, $0.2 million in commercial research consulting activities, $0.3 million in personnel expense to support growth in our development activities, and $0.3 million in investor relation expenses related to the public offering.

Investment Income

Investment income was immaterial for the three months ended June 30, 2016 and 2015.

(Benefit) Provision for Taxes on Income

(Benefit) provision for taxes on income increased by $0.9 million, or 196%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, due to differences in income generated and changes in the valuation allowance.

Comparison of the six months ended June 30, 2016 and 2015

The following table sets forth our results of operations for the six months ended June 30:

	2016	2015	Change $	Change %
	(unaudited)
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$24,730	$25,294	(564)	(2)
Other revenue	74	—	74	100
Total collaboration revenue	24,804	25,294	(490)	(2)
Expenses
Research and development	18,381	18,266	115	1
General and administrative	7,744	6,223	1,521	24
Depreciation and amortization	367	1,062	(695)	(65)
Total expenses	26,492	25,551	941	4
Total other income	51	16	35	219
Loss before (benefit) provision for taxes on income	(1,637)	(241)	(1,396)	(579)
(Benefit) provision for taxes on income	(443)	96	(539)	(561)
Net loss	$(1,194)	$(337)	(857)	(254)

Revenue

Revenue decreased by $0.5 million, or 2%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease was primarily due to a decrease in milestone revenue from a disease advocacy organization received in 2015.

The following table summarizes the sources of our revenue for the six months ended June 30:

	2016	2015
	(in thousands)
License and milestone
AbbVie license agreement	$10,677	$10,619
AbbVie collaboration agreement	13,287	13,215
KHK agreement	766	760
Other revenue	—	700
Total license and milestone	$24,730	$25,294
Other revenue	74	—
Total collaboration revenue	$24,804	$25,294

Research and Development Expenses

Research and development expenses increased by $0.1 million, or 1%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Expenses increased due to clinical activities for bardoxolone methyl in PAH and PH-ILD offset by AbbVie’s share of development costs related to the omaveloxolone program beginning in the current quarter.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, or 24%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase was primarily due $0.3 million in personnel expense to support growth in our development activities, $0.3 million in increased insurance coverage and $0.3 million an additional legal and accounting activities in connection with being a public company, $0.3 million in commercial research consulting activities, and $0.3 million in investor relation expenses related to the public offering.

Investment Income

Investment income was immaterial for the six months ended June 30, 2016 and 2015.

(Benefit) Provision for Taxes on Income

(Benefit) provision for taxes on income increased by $0.5 million, or 561%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due to differences in income generated and changes in the valuation allowance.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of preferred stock and collaboration and license agreements. To date, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and received $750 million from payments under license and collaboration agreements. We have also obtained $60.9 million in net proceeds from our initial public offering of our Class A common stock. We have not generated any revenue from the sale of any products. As of June 30, 2016, we had available cash and cash equivalents of approximately $92.4 million. In addition, as of June 30, 2016, we recorded expected tax refunds of approximately $17.2 million on our balance sheet, which we received on July 1, 2016. Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the six months ended June 30 set forth below:

	2016	2015
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,840)	$(21,217)
Investing activities	(167)	(240)
Financing activities	62,364	(30)
Net change in cash and cash equivalents	$50,357	$(21,487)

Operating Activities

Net cash used in operating activities was $11.8 million for the six months ended June 30, 2016, consisting primarily of net loss of $1.2 million adjusted for non-cash items including stock-based compensation expense of $0.7 million, depreciation expense of $0.4 million, and a net decrease in operating assets and liabilities of $11.7 million. The significant items in the change in operating assets and liabilities include an increase of prepaid expenses and other current assets of $2.0 million due to clinical trial and insurance prepayments and reimbursements due from KHK, a decrease in income tax receivable of $14.8 million due to tax refunds received, and a decrease in deferred revenue of $24.7 million. The decrease in deferred revenue relates to the timing of upfront payments and ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, resulting in recognition of $24.7 million of license and milestone revenue.

Net cash used in operating activities was $21.2 million for the six months ended June 30, 2015, consisting primarily of net loss of $0.3 million adjusted for non-cash items including stock-based compensation expense of $0.7 million, depreciation expense of $1.1 million, decrease in provision for deferred taxes of $9.1 million, and net decrease in operating assets and liabilities of $31.8 million. The significant items in the change in operating assets and liabilities include an increase in accrued direct research and other current liabilities of $2.1 million due clinical trial activities, an increase in income tax receivable of $9.0 million due to carrying back 2015 losses to realize tax benefits, and a decrease in deferred revenue of $24.6 million. The decrease in deferred revenue relates to the timing of upfront payments and ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, resulting in recognition of $24.6 million of license and milestone revenue.

Investing Activities

Net cash used in investing activities consisted of purchases and sales of property and equipment. Net cash used in investing activities $0.2 million for the six months ended June 30, 2016 and 2015.

Financing Activities

Net cash provided by financing activities was $62.4 million, primarily due to net proceeds from our initial public offering for the six months ended June 30, 2016. Net cash used in financing activities for the six months ended June 30, 2015 was not significant.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when or whether we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one or more of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. We expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe our existing cash and cash equivalents, together with the proceeds received from our initial public offering, will be sufficient to enable us to fund our operating expenses and capital expenditures through mid-2018. Our longer term liquidity requirements may require us to raise additional capital, such as through additional equity or debt financings. Our future capital requirements will depend on many factors, including the receipt of milestones under our current collaboration agreements and the timing of our expenditures related to clinical trials.

In addition, we may require additional capital sooner for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Any of these events could significantly harm our business, financial condition, and prospects.

Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing, and other activities related to the development of our product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the costs of development efforts for our product candidates that are not subject to reimbursement from our collaborators;
•

the costs necessary to obtain regulatory approvals, if any, for our product candidates in the United States and other jurisdictions, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where approval is obtained;

•	the continuation of our existing collaborations and entry into new collaborations and the receipt of any collaboration payments;
•	the time and unreimbursed costs necessary to commercialize products in territories in which our product candidates are approved for sale;
•	the revenue from any future sales of our products for which we are entitled to a profit share, royalties and milestones;
•	the level of reimbursement or third-party payor pricing available to our products;
•	the costs of obtaining third-party commercial supplies of our products, if any, manufactured in accordance with regulatory requirements;
•	the costs associated with being a public company; and
•	the costs we incur in the filing, prosecution, maintenance, and defense of our extensive patent portfolio and other intellectual property rights.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

Contractual Obligations

As of June 30, 2016, our contractual obligations were as follows:

	Payments due by period
	Less than 1 year	1 to 3 years	Total
	(in thousands)
Operating lease obligations	$587	$808	$1,395
Capital lease obligations	45	-	45
Total contractual obligations	$632	$808	$1,440

Clinical Trials

As of June 30, 2016, we have several on-going clinical trials in various stages. Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses, income taxes, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Final Prospectus.

Off-Balance Sheet Arrangements

Since our inception, we have not had any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements, and we have not engaged in any other off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the leases in ASC 840, Leases. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. The ASU is effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We will apply the guidance and disclosure provisions of the new standard upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We will apply the guidance and disclosure provisions of the new standard upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $92.4 million at June 30, 2016, consisting primarily of funds in operating cash accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to materially affect our operating results or cash flows.

We contract with research organizations and investigational sites globally. Generally, these contracts are denominated in U.S. dollars. However, we may be subject to fluctuations in foreign currency rates in connection with agreements not denominated in U.S. dollars. We do not hedge our foreign currency exchange rate risk. We do not expect a sudden change in foreign exchange rates to materially affect our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Final Prospectus, which could materially affect our businesses, financial condition, or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.  There has been no material changes in our risk factors from those described in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On May 25, 2016, our registration statement on Form S-1 (File No. 333-208843) relating to our initial public offering, or IPO, of our Class A common stock was declared effective by the SEC. The shares began trading on The NASDAQ Global Market on May 26, 2016. The public offering price of the shares sold in the offering was $11.00 per share. The IPO closed on June 1, 2016 and included 6,325,000 shares of Class A common stock, which included 825,000 shares of Class A common stock issued pursuant to the over-allotment option granted to the underwriters, for gross proceeds of approximately $69.6 million before deducting underwriters’ discounts and commissions and offering-related expenses. Net proceeds, after deducting underwriting discounts and commissions of $4.9 million and offering expenses of approximately $3.8 million, were $60.9 million. Citigroup Global Markets Inc., Cowen and Company, LLC, and Piper Jaffray & Co. acted as joint book-running managers of this offering.

The net proceeds from the IPO have been used and will be used, together with our cash and cash equivalents, to fund continued advancement of our bardoxolone methyl, omaveloxolone, and clinical trials and preclinical studies, and to provide funds for working capital and other general purposes.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated May 25, 2016, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Thirteenth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-208803, filed with the Commission on May 16, 2016).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-208843, filed with the Commission on February 8, 2016).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2016

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President