Form 10-Q
period 2017-06-30
REATA PHARMACEUTICALS INC
filed 2017-08-14
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, the registrant had 18,596,973 shares of Class A common stock, $0.001 par value per share, and 7,506,418 shares of Class B common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “goals,” “continue,” “could,” “estimate,” “model,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

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

•	our expectations related to the use of our available cash;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical trials;
•	the initiation, timing, progress, and results of future preclinical studies and clinical trials, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;
•	our ability to establish and maintain arrangements for manufacture of our product candidates;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;
•	the impact of governmental laws and regulations;
•	developments and projections relating to our competitors and our industry; and
•

other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and under the heading “Risk Factors” in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$65,176	$84,732
Prepaid expenses and other current assets	3,713	2,551
Total current assets	68,889	87,283
Property and equipment, net	671	819
Other assets	1,760	991
Total assets	$71,320	$89,093
Liabilities and stockholders’ deficit
Accounts payable	$2,670	$3,830
Accrued direct research liabilities	7,491	6,151
Other current liabilities	5,198	3,047
Current portion of deferred revenue	35,985	46,603
Total current liabilities	51,344	59,631
Other long-term liabilities	29	72
Term loan, net of discounts and debt issuance costs	19,792	—
Deferred revenue, net of current portion	230,463	244,438
Total noncurrent liabilities	250,284	244,510
Commitments and contingencies
Stockholders’ deficit:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 14,768,472 and 11,687,974 shares at June 30, 2017 and December 31, 2016	15	12
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 7,597,419 and 10,656,920 shares at June 30, 2017 and December 31, 2016	8	11
Additional paid-in capital	77,837	74,298
Shareholder notes receivable	(15)	(15)
Accumulated deficit	(308,153)	(289,354)
Total stockholders’ deficit	(230,308)	(215,048)
Total liabilities and stockholders’ deficit	$71,320	$89,093

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaboration revenue
License and milestone	$12,365	$12,365	$25,094	$24,730
Other revenue	441	1	444	74
Total collaboration revenue	12,806	12,366	25,538	24,804
Expenses
Research and development	17,901	9,075	32,504	18,381
General and administrative	5,990	4,537	11,163	7,744
Depreciation and amortization	109	179	239	367
Total expenses	24,000	13,791	43,906	26,492
Other income (expense)
Investment income	73	28	154	51
Interest expense	(468)	—	(473)	—
Total other income (expense)	(395)	28	(319)	51
Loss before provision (benefit) for taxes on income	(11,589)	(1,397)	(18,687)	(1,637)
Provision (benefit) for taxes on income	2	(461)	2	(443)
Net loss	$(11,591)	$(936)	$(18,689)	$(1,194)
Net loss per share—basic and diluted	$(0.52)	$(0.05)	$(0.84)	$(0.07)
Weighted-average number of common shares used in net loss per share basic and diluted	22,365,663	18,562,302	22,358,092	17,274,574

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months ended
	June 30,
	2017	2016
Operating activities
Net loss	$(18,689)	$(1,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282	367
Stock-based compensation expense	3,185	735
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,162)	(2,057)
Other assets	(769)	(1)
Accounts payable	(1,214)	(2,159)
Accrued direct research and other current liabilities	3,511	2,442
Federal income tax receivable/payable	—	14,756
Other liabilities	(43)	—
Deferred revenue	(24,593)	(24,729)
Net cash used in operating activities	(39,492)	(11,840)
Investing activities
Purchases of property and equipment	(57)	(167)
Net cash used in investing activities	(57)	(167)
Financing activities
Proceeds from long-term debt	20,000	—
Payments on deferred discount and issuance costs	(251)	—
Proceeds from issuance of common stock from initial public offering	—	64,705
Payments on deferred offering costs	—	(2,322)
Exercise of options	244	26
Payment of capital lease obligation	—	(45)
Net cash provided by financing activities	19,993	62,364
Net increase (decrease) in cash and cash equivalents	(19,556)	50,357
Cash and cash equivalents at beginning of year	84,732	42,008
Cash and cash equivalents at end of period	$65,176	$92,365
Supplemental disclosures
Cash paid for interest	$365	$—
Purchases of equipment in accounts payable and other current liabilities	$54	$—
Accrued deferred offering costs	$—	$306
Income taxes paid	$—	$18

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

Reata Pharmaceuticals, Inc. (the Company) is a clinical stage biopharmaceutical company located in Irving, Texas focused on identifying, developing, and commercializing product candidates to address serious and life-threatening diseases with few or no approved therapies by targeting molecular pathways that regulate cellular metabolism and inflammation. The Company operates as a single segment of business.

The Company’s lead product candidates, bardoxolone methyl and omaveloxolone, activate the important transcription factor Nrf2 to restore mitochondrial function, reduce oxidative stress, and resolve inflammation

The Company is currently conducting three Phase 3 or other potentially registrational trials. Bardoxolone methyl is being studied in a single, pivotal Phase 2/3 trial, known as CARDINAL, for the treatment of chronic kidney disease (CKD) caused by Alport syndrome and a Phase 3 trial, known as CATALYST, for the treatment of pulmonary arterial hypertension associated with connective tissue disease (CTD-PAH). The Company announced data from the ongoing Phase 2 portion of CARDINAL in July 2017 and is enrolling patients in the Phase 3 portion of the trial. Omaveloxolone is being studied in a two-part Phase 2 trial for the treatment of Friedreich’s ataxia (FA), known as MOXIe. The Company announced data from part one of MOXIe in June 2017 and is screening patients in part two of the trial, which is potentially registrational.

The Company is also currently conducting trials in four other areas. Bardoxolone methyl is being studied in a Phase 2 trial, known as LARIAT, for the treatment of PAH and pulmonary hypertension due to interstitial lung disease (PH-ILD). Omaveloxolone is being studied in a two-part Phase 2 trial for the treatment of mitochondrial myopathies, known as MOTOR, and a Phase 1b/2 trial for the treatment of metastatic melanoma, known as REVEAL. The Company is also conducting a Phase 1 trial of RTA 901. The Company plans to initiate a Phase 2 program for bardoxolone methyl to study other rare renal diseases during the first half of 2018.

Beyond its clinical programs, the Company has additional promising preclinical development programs. The Company believes its product candidates and preclinical programs have the potential to improve clinical outcomes in numerous underserved patient populations.

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

On August 1, 2017, the Company closed a follow-on underwritten public offering of 3,737,500 shares of its Class A common stock, which included 487,500 shares of its Class A common stock issued pursuant to an option granted to the underwriters, for gross proceeds of $115.9 million. Net proceeds to the Company from the offering are expected to be approximately $108.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

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

In June 2013, the Company entered into a research collaboration with a disease advocacy organization. Under the agreement, the Company may be provided milestone payments to fund research and development activities estimated over a two-year period. The Company recorded collaboration revenue totaling $500,000 related to milestone payments during the six months ended June 30, 2017.

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

In September 2016, the Company and AbbVie mutually agreed that the Company would continue unilateral development of omaveloxolone. Therefore, AbbVie no longer co-funds the exploratory development costs of this program, but retains the right to opt back in at certain points in development. Depending upon what point, if any, AbbVie opts back into development, AbbVie may retain its right to commercialize a product outside the U.S., or the Company may be responsible for commercializing the product on a worldwide basis. Upon opting back in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right, after which development costs incurred and product revenue worldwide would be split equally. For the three and six months ended June 30, 2017, no payments related to shared research and developments costs were received.

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

Fair Value of Financial Instruments

The fair values of the Company’s stockholder notes receivable were approximately $32,000 and $28,000 at June 30, 2017 and December 31, 2016, respectively. The fair value was calculated using an income approach to estimate the present value of expected future cash flows to be received under the notes. The measurement is considered to be based primarily on Level 3 inputs used in the calculation, including the discount rate applied and the estimate of future cash flows.

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

The new standard is effective for interim and annual periods beginning after December 15, 2017, with early application for interim and annual periods beginning after December 15, 2016, permitted, and allows two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company has completed an initial review of its existing contracts with AbbVie and KHK. The Company continues to interpret and apply the principles in the new standard to our arrangements, and has not yet determined what, if any, effect ASU 2016-09 will have on its consolidated results of operations or financial position.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 as of January 1, 2017. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in ASU No. 2015-03. In March 2017, upon entering into a loan and security agreement, $91,000 of debt issuance costs was netted against the principal balance of our outstanding term loan of $20,000,000.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09) which modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after December 15, 2016. The Company adopted ASU 2016-09 as of January 1, 2017, which resulted in an adjustment to retained earnings of $110,000 related to the cumulative effect of the accounting policy election to account for forfeitures of share-based awards when they occur, and an adjustment of $115,000 to recognize excess tax benefits as a component of the provision for income taxes on a prospective basis. For the six months ended June 30, 2017, the effect on the provision for income taxes included in the consolidated statement of operations was not significant.

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

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323) (ASU 2017-03). This ASU amends the disclosure requirements for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ASU No. 2016-02, Leases (Topic 842) and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. ASU 2017-03 was effective upon issuance. The adoption did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) (ASU 2017-09). This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We have adopted the standard as of June 30, 2017. The adoption did not have a material impact on the Company’s financial statements.

3. Term Loan

On March 31, 2017, the Company entered into a loan and security agreement (Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (collectively, Lenders), under which the Lenders agreed to lend the Company up to $35,000,000, issuable in two separate term loans of $20,000,000 (Term A Loan) and $15,000,000 (Term B Loan). On March 31, 2017, the Company borrowed $20,000,000 from the Term A Loan. Beginning July 1, 2017, the Company may, at its sole discretion, borrow $15,000,000 under Term B Loan following the achievement of first patient enrollment in either (a) the Phase 3 portion of the ongoing Phase 2/3 clinical trial of bardoxolone methyl in CKD caused by Alport syndrome or (b) Part 2 of the ongoing two-part clinical trial, or a separate Phase 3 clinical trial, of omaveloxolone in FA until the earlier of 90 days thereafter or March 31, 2018. On August 7, 2017, the Company enrolled the first patient in the Phase 3 portion of CARDINAL.

All outstanding Term Loans will mature on March 1, 2022. Under the Term A Loan, the Company will make interest-only payments for 18 months through October 1, 2018; however, if the Company draws the Term B Loan, the Company will make interest-only payments for 24 months through April 1, 2019. The interest-only payment period will be followed by 41 equal monthly payments, or 35 equal monthly payments if the Company draws the Term B Loan, of principal and interest payments. The Term Loans will bear interest at a floating per annum rate calculated as 7.40% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or 0.75%, with a minimum rate of 8.15% and maximum rate of 10.15%.

The Company has the option to prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (a) 3.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made prior to the first anniversary of the applicable funding date of the Term Loan, (b) 2.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made by the second anniversary of the applicable funding date of the Term Loan, or (c) 1.0%

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

of the outstanding principal balance of the applicable Term Loan if prepayment is made after to the second anniversary of the applicable funding date of the Term Loan. The Company will also be required to make a final exit fee payment of 2.95% of the principal balance of all Term Loans outstanding, payable on the earliest of the prepayment of the Term Loans, acceleration of any Term Loan, or at maturity of the Term Loans.

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

As of June 30, 2017, the Company had $20,000,000 outstanding under the Term A Loan, which was recorded at its initial carrying value of $20,000,000, less discount and debt issuance costs totaling approximately $251,000. In connection with the Term A Loan, the discount and debt issuance costs were recorded as a reduction to debt on its balance sheet and are being accreted to interest expense over the life of the Term A Loan. Additionally, the final exit fee of approximately $590,000 is being accrued over the life of the Term A Loan through interest expense. The Term A Loan has a current effective interest rate of 10.4%. The Company is in compliance with all covenants under the Loan Agreement as of June 30, 2017.

The future principal payments for the Company’s Term A Loan as of June 30, 2017 are as follows (in thousands):

2017	$—
2018	975
2019	5,854
2020	5,854
2021	5,854
2022	1,463
$20,000

4. Income Taxes

The Company’s effective tax rate varies with the statutory rate due primarily to the impact of nondeductible stock-based compensation and the changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period. The Company’s deferred tax assets have been fully offset by a valuation allowance at June 30, 2017, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

5. Stock-Based Compensation

Stock Options

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$572	$212	$1,142	$350
General and administrative	1,010	234	2,043	385
	$1,582	$446	$3,185	$735

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes stock option activity as of June 30, 2017, and changes during the six months ended June 30, 2017, under the 2007 Long Term Incentive Plan (the 2007 LTIP) and standalone option agreements:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2017	2,311,146	17.18
Granted	108,973	26.09
Exercised	(20,997)	11.61
Forfeited	(3,630)	15.73
Expired	—	—
Outstanding at June 30, 2017	2,395,492	17.63
Exercisable at June 30, 2017	685,199	16.66

The total intrinsic value of all outstanding options and exercisable options at June 30, 2017 was $34,254,000 and $10,956,000, respectively.

6. Related-Party Transactions

During the six months ended June 30, 2017, the Company did not have any related party transactions. During the six months ended June 30, 2016, the Company paid approximately $115,000 to AbbVie, a greater than 10% shareholder of the Company at that time, for manufacturing services. The payments were recorded in research and development expense in the accompanying consolidated statements of operations.

7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator
Net loss (in thousands)	$(11,591)	$(936)	$(18,689)	$(1,194)
Denominator
Weighted-average number of common shares used in net loss per share – basic	22,365,663	18,562,302	22,358,092	17,274,574
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	22,365,663	18,562,302	22,358,092	17,274,574
Net loss per share – basic	(0.52)	(0.05)	(0.84)	(0.07)
Net loss per share – diluted	(0.52)	(0.05)	(0.84)	(0.07)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 2,395,492 and 2,311,146 shares for the six months ended June 30, 2017 and 2016, respectively.

8. Subsequent events

On August 1, 2017, the Company closed a follow-on underwritten public offering of 3,737,500 shares of its Class A common stock, which is further discussed in Note 1.

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

Overview

We are a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing product candidates to address serious and life-threatening diseases with few or no approved therapies by targeting molecular pathways that regulate cellular metabolism and inflammation. Our lead product candidates, bardoxolone methyl and omaveloxolone, activate the important transcription factor Nrf2 to restore mitochondrial function, reduce oxidative stress, and resolve inflammation.

We are currently conducting three Phase 3 or other potentially registrational trials. Bardoxolone methyl is being studied in a single, pivotal Phase 2/3 trial, known as CARDINAL, for the treatment of chronic kidney disease (CKD) caused by Alport syndrome and a Phase 3 trial, known as CATALYST, for the treatment of pulmonary arterial hypertension associated with connective tissue disease (CTD-PAH). We announced data from the ongoing Phase 2 portion of CARDINAL in July 2017 and are enrolling patients in the Phase 3 portion of the trial. Omaveloxolone is being studied in a two-part Phase 2 trial for the treatment of Friedreich’s ataxia (FA), known as MOXIe. We announced data from part one of MOXIe in June 2017 and are screening patients in part two of the trial, which is potentially registrational.

We are also currently conducting trials in four other areas. Bardoxolone methyl is being studied in a Phase 2 trial, known as LARIAT, for the treatment of PAH and pulmonary hypertension due to interstitial lung disease (PH-ILD). Omaveloxolone is being studied in a two-part Phase 2 trial for the treatment of mitochondrial myopathies (MM), known as MOTOR, and a Phase 1b/2 trial for the treatment of metastatic melanoma, known as REVEAL. We are also conducting a Phase 1 trial of RTA 901. We plan to initiate a Phase 2 program for bardoxolone methyl to study other rare renal diseases during the first half of 2018.

Beyond our clinical programs, we have additional promising preclinical development programs. We believe that our product candidates and preclinical programs have the potential to improve clinical outcomes in numerous underserved patient populations.

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials. We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KHK, from sales of our securities, and from our secured term loan. We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KHK and reimbursements of expenses under the terms of our agreement with KHK. We have incurred losses in each year since our inception, other than in 2014. As of June 30, 2017, we had approximately $65.2 million of cash and cash equivalents and an accumulated deficit of $308.2 million. We continue to incur significant research and development and other expenses related to our ongoing operations. Despite contractual product development commitments and the potential to receive future payments from our collaborators, we anticipate that, without taking into account deferred revenue, we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, and seek regulatory approval for, our product candidates. If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales. Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

On August 1, 2017, we closed a follow-on underwritten public offering of 3,737,500 shares of our Class A common stock, which included 487,500 shares of Class A common stock issued pursuant to an option granted to the underwriters, for gross proceeds of $115.9 million. Net proceeds to the Company from the offering are expected to be approximately $108.4 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, advancing the development of bardoxolone methyl through a Phase 2/3 program in CKD caused by Alport syndrome, Phase 2 programs in additional renal indications, and Phase 2 programs in PH-ILD and the development of omaveloxolone in Friedreich’s ataxia and mitochondrial myopathies.

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

Lead Product Candidates

Bardoxolone Methyl

Bardoxolone methyl activates molecular pathways that promote the resolution of inflammation by restoring mitochondrial function, reducing oxidative stress, and inhibiting pro-inflammatory signaling. Bardoxolone methyl binds to Keap1, which activates Nrf2, a transcription factor that promotes normal mitochondrial function by making reducing equivalents available for ATP production, and increases cellular antioxidant content. This reduces mitochondrial reactive oxygen species (ROS) production and ROS-mediated activation of inflammatory signaling complexes. Binding to Keap1 and activation of Nrf2 also inhibit NF-κB, the primary transcription factor producing proteins that promote inflammation and the production of ROS. Bardoxolone methyl is currently being tested in a single, pivotal Phase 2/3 trial in CKD caused by Alport syndrome, a Phase 3 trial in CTD-PAH, and a Phase 2 trial in several forms of PH-ILD and PAH.

CKD caused by Alport syndrome and CTD-PAH are our most advanced indications with bardoxolone methyl. Although Alport syndrome and CTD-PAH have different causes and inflammatory stimuli at a molecular level, mitochondrial dysfunction, inflammation, proliferative signaling, fibrosis, and tissue remodeling are common to the pathophysiology of both diseases. The anti-inflammatory and anti-fibrotic properties of bardoxolone methyl may therefore have the potential to inhibit structural alterations and fibrosis of the glomerulus in the kidney in Alport syndrome as well as prevent pathologic remodeling of the pulmonary vasculature in CTD-PAH.

Omaveloxolone

Omaveloxolone is a close structural analog of bardoxolone methyl that was developed to improve tissue distribution, including blood-brain barrier penetration. Omaveloxolone is being studied in separate two-part Phase 2 trials for the treatment of FA and MM, known as MOXIe and MOTOR, respectively, and in a Phase 1b/2 trial for the treatment of metastatic melanoma, known as REVEAL. Omaveloxolone was also administered topically to patients receiving cataract surgery and to breast cancer patients receiving radiation therapy and suffering from radiation dermatitis. We believe that an omaveloxolone-induced increase in mitochondrial energy production could have beneficial effects on multiple organ systems, with the most profound effects being in skeletal muscle, the brain, and other tissues with a high energy demand.

Our Clinical Pipeline

The chart below is a summary of our current clinical programs:

Phase 3 or Other Potentially Registrational Programs

Bardoxolone Methyl in Chronic Kidney Disease Caused by Alport Syndrome

Alport syndrome is a rare and serious hereditary disease that is caused by mutations in the genes encoding type IV collagen, a major structural component of the glomerular basement membrane (GBM) in the kidney. The expression of abnormal type IV collagen causes loss of GBM integrity, abnormal leakage of proteins through the GBM, and excessive reabsorption of protein in the proximal tubules of the kidney. As in other forms of CKD, excessive reabsorption of protein in the tubules induces oxidative stress, renal interstitial inflammation, and fibrosis.

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

Bardoxolone methyl has the potential to address the causes of GFR loss in Alport syndrome patients because it activates molecular pathways that promote the resolution of inflammation by restoring mitochondrial function, reducing oxidative stress, and inhibiting ROS-mediated pro-inflammatory signaling. Bardoxolone methyl binds to Keap1 and activates Nrf2, a transcription factor that increases cellular antioxidant content and promotes normal mitochondrial function by making reducing equivalents available for ATP production. This reduces mitochondrial ROS production and ROS-mediated activation of inflammatory signaling complexes. Through these effects, bardoxolone methyl restores mitochondrial production of ATP, increases production of antioxidants, reduces oxidative stress, and reduces pro-inflammatory signaling and fibrotic processes.

There are no currently approved therapies for the treatment of CKD caused by Alport syndrome. The goal of current disease management is to slow the progression of CKD, beginning with anti-hypertensives, such as angiotensin converting enzyme inhibitors or angiotensin receptor blockers, aldosterone, and diuretics, all of which are intended to reduce the levels of protein found in patient urine. Once patients reach ESRD, they require dialysis or renal transplantation.

Phase 2/3 CARDINAL Trial

In July 2017, we announced initial data from the ongoing open-label Phase 2 portion of the CARDINAL trial. The Phase 2 portion of the trial enrolled 30 patients and available data demonstrate that bardoxolone methyl significantly improved kidney function in Alport syndrome patients as measured by estimated glomerular filtration rate (eGFR).

From a mean baseline eGFR of 54.7 mL/min/1.73 m2, available data from patients showed a mean improvement of 6.9 mL/min/1.73 m2 at Week 4 (n=19; p<0.0005), increasing to 12.7 mL/min/1.73 m2 at Week 12 (n=8; p<0.00005). The observed treatment effect surpassed the threshold of 3.0 mL/min/1.73 m2 that was the minimum effect size necessary to proceed to the Phase 3 portion of the trial. In addition, over 80% of patients demonstrated a clinically meaningful improvement in eGFR of at least 3.0 mL/min/1.73 m2 by Week 8.

	Change from Baseline in eGFR (mL/min/1.73 m2) in All Patients
	Week 1	Week 4	Week 8	Week 12
N*	23	19	13	8
Mean	4.0	6.9	8.5	12.7
95% Confidence Interval	2.5 – 5.6	3.7 – 10.2	4.4 – 12.5	7.9 – 17.5
p-value	< 0.0005	< 0.0005	< 0.0005	< 0.00005
*Trial is ongoing; N represents the number of patients who have reached the applicable week as of July 24, 2017.

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

These results are consistent with eGFR increases observed in multiple, previous clinical trials of bardoxolone methyl in patients with other forms of CKD that enrolled over 2,600 patients. The graph below shows a post-hoc comparison of eGFR data from the CARDINAL, BEACON, and BEAM trials, all of which enrolled different patient populations and had different trial designs.

As of July 24, 2017, when initial data were reported, no serious adverse events were reported, and reported adverse events were generally mild to moderate in intensity. Consistent with prior studies, the most common adverse events that were reported in more than one patient were muscle spasms (9/30; 30%), headache (2/30; 7%), diarrhea (2/30; 7%), fatigue (2/30; 7%), back pain (2/30; 7%), hypotension (2/30; 7%), and hypertension (2/30; 7%). Muscle spasms were generally transient and were associated with reductions of creatine kinase, which is evidence of improved energy metabolism. The independent data monitoring committee reviewed all available safety data and voted to recommend opening the Phase 3 portion of the trial.

We are enrolling patients in the Phase 3 portion of the CARDINAL trial, a double-blind, randomized, placebo-controlled, multi-center, international trial designed to evaluate the safety and efficacy of bardoxolone methyl in patients with CKD caused by Alport syndrome. The trial will enroll approximately 150 patients randomized evenly to either bardoxolone methyl or placebo. The eGFR change will be measured after 48 weeks while the patient is on treatment, or on-treatment eGFR, and again after 52 weeks after the patient has stopped taking study drug for a four-week withdrawal period, or retained eGFR. Based on guidance from the United States Food and Drug Administration, or the FDA, the year one retained eGFR benefit data may support accelerated approval under subpart H. Data from year one of CARDINAL are expected to be available in the second half of 2019. After withdrawal, patients will be restarted on study drug with their original treatment assignments and will continue on study for a second year. The second year on-treatment eGFR change will be measured after 100 weeks and the retained eGFR benefit will be measured after withdrawal of drug for four weeks at week 104. Based upon guidance from the FDA, the year two retained eGFR benefit data may support full approval. In July 2017, we received orphan drug designation for bardoxolone methyl for the treatment of Alport syndrome.

Prior to initiating the current clinical development programs in CKD caused by Alport syndrome, PAH, and PH-ILD, bardoxolone methyl was evaluated in multiple trials, enrolling approximately 3,100 people, including approximately 600 patients treated for one year or longer in two separate trials, BEAM and BEACON, which showed that increases in eGFR in patients with CKD caused by diabetes treated with bardoxolone methyl were sustained for at least one year.

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

Our goal in designing CARDINAL was to power the trial to replicate the BEAM mid-dose response of 4.7 mL/min/1.73 m2. We have designed the trial with substantially more patients than the BEAM mid-dose, which enrolled 90 patients, to ensure that the trial could potentially be successful with an effect that is approximately 50% less than that seen with the mid-dose of BEAM.

		Placebo-Corrected ΔeGFR (mL/min/1.73 m2)
	N	Week 12	Retained
BEAM: Mid Dose	90	12.0	4.7 (p=0.02)
CARDINAL Phase 3 Modeling
Replicate BEAM with more patients	150	12.0	4.7 (p<0.001)
Phase 3 replicates Phase 2	150	12.7	5.1 (p<0.001)
Minimum detectable difference	150	5.5*	2.2 (p<0.05)
*Estimated Week 12 eGFR change that would correspond to the minimum detectable withdrawal effect.

We believe that the improvements in renal function noted in many studies with bardoxolone methyl coupled with the BEACON data demonstrating reduced risk of loss of kidney function suggest that bardoxolone methyl may have the potential to prevent renal function decline, which may translate to a multi-year delay in disease progression to ESRD for patients with Alport syndrome.

Bardoxolone Methyl in CTD-PAH

We are currently focused on the treatment of CTD-PAH which represents approximately 30% of the overall PAH population. CTD-PAH is a late and often fatal manifestation of many types of autoimmune disease, including systemic sclerosis (scleroderma), systemic lupus erythematosus, mixed connective tissue disease, and others. Patients with CTD-PAH are generally less responsive to existing therapies and have a worse prognosis than patients with other forms of PAH. In comparison to patients with idiopathic PAH (I-PAH), patients with CTD-PAH have a higher occurrence of small vessel fibrosis and greater incidence of pulmonary veno-obstructive diseases. In the United States, the five-year survival rate for CTD-PAH patients is approximately 44% while I-PAH patients have a 68% five-year survival rate.

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

A meta-analysis of the response of CTD-PAH patients to vasodilator therapy in 11 registrational trials comprised of more than 2,700 PAH patients published in the November 2015 issue of American Journal of Respiratory and Critical Care Medicine demonstrated that CTD-PAH patients respond less well than I-PAH patients to approved vasodilator therapies in both clinical worsening and improvements in 6-minute walk distance (6MWD) from baseline, with a response in CTD-PAH patients (9.6 meters) of approximately one-third of the response in I-PAH patients (30 meters). The meta-analysis also demonstrated that I-PAH patients were more hemodynamically impaired than CTD-PAH patients, which likely explains why vasodilator therapy is more effective in I-PAH patients. This difference also explains why CTD-PAH patients respond less well to vasodilator therapy, as their disease process is less hemodynamic and involves systemic fibrotic processes caused by the patients’ underlying autoimmune diseases, such as scleroderma, lupus, or mixed connective tissue disease.

Bardoxolone methyl directly targets the bioenergetic and inflammatory components of PAH. PAH patients experience mitochondrial dysfunction, increased activation of NF-κB and related inflammatory pathways involved in ROS-mediated signaling, cellular proliferation, and fibrosis. Bardoxolone methyl, through the combined effect of Nrf2 activation and NF-κB suppression, has the potential to inhibit inflammatory and proliferative signaling, suppress ROS production and signaling, reduce the production of enzymes related to fibrosis and tissue remodeling, and increase ATP production and cellular respiration. Bardoxolone methyl targets multiple cell types relevant to PAH, including endothelial cells, smooth muscle cells, and macrophages. Additionally, unlike current therapies, bardoxolone methyl does not have systemic hemodynamic effects or drug-drug interactions in PAH patients. Therefore, by addressing a novel pathway in PAH, we believe that bardoxolone methyl may provide additional benefits beyond current PAH therapies, including increased functional capacity, potential effects beyond functional improvements and potential as a combination therapy with other current therapies.

Phase 3 CATALYST Trial

We are enrolling patients in CATALYST, an international, randomized, double-blind, placebo-controlled Phase 3 trial examining the safety and efficacy of bardoxolone methyl in patients with CTD-PAH when added to standard-of-care vasodilator therapy. Patients will be on up to two background therapies and will be randomized evenly to either bardoxolone methyl or placebo, and the study drug will be administered once daily for 24 weeks. Patients randomized to bardoxolone methyl will start at 5 mg and will dose-escalate to 10 mg at Week 4 unless contraindicated clinically. The primary endpoint of the study is the change from baseline in 6MWD relative to placebo at Week 24. Secondary endpoints include time to first clinical improvement as measured by improvement in World Health Organization/New York Heart Association, functional class, increase from baseline in 6MWD by at least 10%, or decrease from baseline in creatine kinase, which is a surrogate biomarker for muscle injury and inflammation, by at least 10%. The trial will enroll between 130 and 200 patients, with the final sample size determined by a pre-specified, blinded sample size re-calculation based on 6MWD variability and baseline characteristics of the first 100 patients enrolled in the trial. All patients who complete the treatment period are eligible to continue into an extension trial to evaluate the intermediate and long-term safety of bardoxolone methyl. Those patients who had been receiving placebo will be converted to bardoxolone methyl in the extension trial. Data from CATALYST are expected to be available during the second half of 2018. In 2015, the FDA granted our request for orphan drug designation for the treatment of PAH.

During our interaction with the FDA in October 2015, the FDA concurred with our design of the Phase 3 trial and noted that CATALYST, together with the Phase 2 data from our LARIAT trial in PAH patients and prior clinical trials with bardoxolone methyl, would provide adequate data for a New Drug Application review of the safety profile of bardoxolone methyl. Prior to this meeting, we had completed a series of clinical pharmacology studies, including a Thorough QT study, hepatic impairment study, food effect study, mass balance study, and three drug-drug interaction studies. The FDA recommended conducting a single additional clinical drug-drug interaction study, which we plan to initiate in 2017, and otherwise had no clinical trial, clinical pharmacology, or preclinical study requests.

We presented initial results from cohorts 1 and 2 of LARIAT, our Phase 2 PAH trial in patients with PAH and PH-ILD, at the CHEST World Congress during October 2015. An important finding from cohort 1 of LARIAT was that bardoxolone methyl provided the greatest improvement in 6MWD to CTD-PAH patients. Because of these data, we expanded LARIAT to include a cohort of additional CTD-PAH patients. In advance of the initiation of CATALYST, we analyzed data for all CTD-PAH patients treated with doses of up to 10 mg who had completed the 16-week treatment period (or terminated early) in the ongoing LARIAT trial. A total of 22 CTD-PAH patients met these criteria, with 15 randomized to bardoxolone methyl and seven randomized to placebo.

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

Summary of Time-Averaged 6MWD Changes for CTD-PAH Patients in LARIAT

		All Patients			Patients Without Anemia
Treatment	N	Change from Baseline (m)	Placebo-corrected (m)	N	Change from Baseline (m)	Placebo-corrected (m)
Placebo	7	0.6 p=0.96	—	5	-10.1 p=0.39	—
Bardoxolone Methyl	15	26.7 p=0.001	26.1 p=0.06	14	30.2 p < 0.001	40.3 p=0.009

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

Summary of End-of-Treatment 6MWD Changes for CTD-PAH Patients in LARIAT

		All Patients			Patients Without Anemia
Treatment	N	Change from Baseline (m)	Placebo-corrected (m)	N	Change from Baseline	Placebo-corrected
Placebo	7	9.8 p=0.44	—	5	-5.8 p=0.68	—
Bardoxolone Methyl	15	38.2 p <0.001	28.4 p=0.07	14	42.7 p < 0.001	48.5 p=0.005

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

Omaveloxolone in Friedreich’s Ataxia

Friedreich’s ataxia is an inherited, debilitating, and degenerative neuromuscular disorder, caused by a mutation in the frataxin gene, which is typically diagnosed during adolescence and can ultimately lead to early death. Deficiency of frataxin in cells leads to a mitochondrial iron overload and poor cellular iron regulation, increased sensitivity to oxidative stress, and impaired mitochondrial ATP production. Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation and wheelchair reliance. FA patients may also experience visual impairment, hearing loss, diabetes, and cardiomyopathy. Childhood-onset FA can occur as early as age five, is more common than later-onset FA, and typically involves more rapid disease progression. The majority of FA patients have disease onset by approximately 13 to 15 years of age, and thereafter have a mean duration until wheelchair use of 10 to 15 years. The median age of death is in the mid-30s.

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

Because impaired ATP production in FA patients likely accounts for the decreased coordination, progressive muscle weakness, exercise intolerance, and fatigue observed in these patients, as well as other disease manifestations, we believe that omaveloxolone may be effective in treating this indication. In FA patients, mitochondrial function is correlated with measures of neurologic function. Further, data demonstrate that Nrf2 signaling is significantly impaired in FA patients, resulting in impairment of antioxidant defense mechanisms, while silencing of frataxin gene expression has been linked to decreases in expression of Nrf2. Additionally, omaveloxolone has been shown in vitro to restore mitochondrial activity in fibroblasts isolated from FA patients. Accordingly, we believe that Nrf2 activation through omaveloxolone may result in a clinical benefit to FA patients.

In June 2017, we announced data from part one of the Phase 2 MOXIe trial. Data from the trial showed that in 52 FA patients, and across all doses, omaveloxolone improved modified Friedreich’s Ataxia Rating Scale (mFARS) by 2.5 points from baseline (p<0.0001) and by 1.1 points relative to placebo (not statistically significant). The maximum effect on mFARS was observed at the 160 mg dose level, which was administered to a total of 12 patients, with an improvement in mFARS of 3.8 points versus baseline (p=0.0001) and of 2.3 points relative to placebo (approached statistical significance, p=0.06).

We observed that omaveloxolone produced greater improvements in mFARS in patients that did not have a preexisting musculoskeletal foot deformity that causes high arched feet, called pes cavus. As seen in the graph below, in patients without pes cavus, maximum effect on mFARS was also observed at the 160 mg dose level, with an improvement in mFARS at Week 12 of 6.0 points versus baseline (p<0.0001) and of 4.4 points relative to placebo (p=0.01). Observed improvement in mFARS at Week 12 for the 7 placebo patients without pes cavus of 1.6 points was similar to that observed in all 17 placebo patients of 1.4 points.

Across all patients, data did not show that omaveloxolone improved peak work as measured during the maximal exercise test. However, in patients without pes cavus, across all doses, data showed that omaveloxolone increased peak work by 6.5 watts versus baseline (p=0.002) and by 4.3 watts relative to placebo (not statistically significant). In this group, the maximum effect on peak work was observed at the 160 mg dose level, with an increase in peak work by 11.5 watts from baseline (p=0.03) and by 9.0 watts versus placebo (not statistically significant), which is a 13% relative improvement.

No safety concerns were identified by the data safety monitoring board in part one of the MOXIe trial. Only two SAEs were reported, and both events occurred in placebo-treated patients. The most common AEs in excess to placebo in the omaveloxolone group were upper respiratory tract infections and nasopharyngitis, which were generally mild in severity. Omaveloxolone was reported to be well-tolerated with only a single discontinuation in a 40 mg patient who developed a skin rash. One placebo patient discontinued prematurely due to withdrawal of consent.

We are screening patients in Part 2 of the Phase 2 MOXIe trial, a double-blind, randomized, placebo-controlled, multi-center, international trial designed to evaluate the safety, tolerability, and efficacy of omaveloxolone in patients with FA. During August 2017, the FDA confirmed that mFARS was acceptable as the primary endpoint for Part 2 of the MOXIe trial. The FDA communication was made in response to the Company’s request that the FDA confirm its prior guidance that, depending on the MOXIe trial results, mFARS could be appropriate to support approval of omaveloxolone for FA under Subpart H. In the recent communication, FDA indicated that it may consider either accelerated or full approval based on the overall results of the trial and strength of the data. FDA recommended that the Company extend the treatment duration of the study and add a straightforward patient-reported or performance-based outcome endpoint to the study.

The trial will enroll approximately 100 FA patients randomized evenly to either 150 mg of omaveloxolone or placebo. The primary endpoint of the trial will be the change from baseline in mFARS of omaveloxolone compared to placebo at 48 weeks.  Additional endpoints will include the change from baseline in peak work during maximal exercise testing, Patient Global Impression of Change, and Clinical Global Impression of Change. We plan to randomize the first patient during the second half of 2017. In June 2017, we received orphan drug designation for omaveloxolone for the treatment of FA.

Other Programs

Omaveloxolone in Mitochondrial Myopathies

MM are a multi-systemic group of myopathies associated with mitochondrial dysfunction that are caused by over 200 different genetic mutations. Patients with MM present a complex array of symptoms that can vary widely in severity, with main symptoms including muscle weakness, exercise intolerance and fatigue. We are studying omaveloxolone in the MOTOR trial, a two-part randomized, placebo-controlled, double-blind, dose-escalation Phase 2 trial to evaluate the safety and efficacy of omaveloxolone in patients with MM. The protocol for the trial allows up to 100 patients with MM under an IND that we sponsored and filed in July 2014. In 2014, we met with the FDA to discuss our MM program. Based on discussions with the FDA, we designed a two-part trial with evaluation of a broad dose range in part one and confirmatory evaluation of safety and efficacy in part two. Part one focuses on the evaluation of safety and efficacy of omaveloxolone doses ranging from 2.5 mg to 160 mg. Data for multiple endpoints are being collected, with the primary efficacy endpoint being the change in peak work, as measured by exercise testing on a recumbent bicycle. The key secondary endpoint is the change from baseline in patients’ 6MWD. Part two is designed to provide additional efficacy and safety data and it has the potential to be used for registration. Data from the first part of MOTOR are expected in the second half of 2017, and if successful, we expect to evaluate the data and make any changes needed to the protocol for the second part of MOTOR and then initiate part two of MOTOR.

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

Bardoxolone Methyl in PAH and PH-ILD

ILD patients experience extensive pulmonary vascular remodeling, which ultimately leads to PH-ILD. Recent studies have demonstrated that mitochondrial abnormalities are contributors to PH-ILD. Because bardoxolone methyl was active in patients with CTD-PAH, a fibrotic disease, we believe that bardoxolone methyl may be effective in PH-ILD patients. We are studying bardoxolone methyl in the LARIAT trial, an international, randomized, placebo-controlled, double-blind, dose-escalation Phase 2 trial evaluating the safety and efficacy of once daily, orally administered bardoxolone methyl in up to 486 patients with PAH or PH-ILD, including PH-ILD caused by sarcoidosis and idiopathic pulmonary fibrosis. The primary endpoint of the LARIAT trial is change in 6MWD during a 16 week treatment period. All patients who complete the treatment period are eligible to continue into an extension trial to evaluate the intermediate and long-term safety of bardoxolone methyl. Those patients who had been receiving placebo are converted to bardoxolone methyl in the extension trial. Data have not been presented for any of the PH-ILD groups. We anticipate that data from PH-ILD patients in LARIAT will be available in the second half of 2017.

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

Omaveloxolone in Melanoma

We are studying omaveloxolone in the REVEAL trial, an open-label, multi-center, dose-escalation Phase 1b/2 trial evaluating the safety, pharmacodynamics, and efficacy of omaveloxolone, in combination with existing immunotherapies, in up to 102 patients with metastatic melanoma. In REVEAL, patients receive omaveloxolone monotherapy for one week, followed by omaveloxolone in combination with the labeled treatment course of either Yervoy® or Opdivo®. We have observed no significant tolerability issues in REVEAL to date. The trial is being overseen by a PSRC that reviews all data, including SAE and AE data, to assess safety. The PSRC has not reported any safety concerns to date. Data from the 1b dose escalation portion of REVEAL are expected during the second half of 2017. An orphan drug designation request was submitted in advanced malignant melanoma in November 2014. The FDA requested we submit in vivo or human clinical data to support the application, which we anticipate submitting in 2017.

Bardoxolone Methyl in Other Rare Renal Diseases

We plan to initiate a Phase 2 program for bardoxolone methyl to study other rare renal diseases during the first half of 2018.

RTA 901 for the Treatment of Orphan Neurological Indications

Our Hsp90 inhibitors, including RTA 901, are highly potent and selective C-terminal inhibitors of Hsp90. Inhibition of Hsp90 may induce expression of Hsp70, a molecular chaperone that plays a critical role in the process through which a protein assumes its functional shape and that serves as a central gatekeeper for mitochondrial protein import. Mitochondria rely on Hsp70-dependent protein import mechanisms for almost all of their activity, including the production of ATP. There are also indications that Hsp70 may play a profound role in neuroprotection since nerve cells are high consumers of ATP and rely on Hsp70-dependent protein import for proper mitochondrial function.

We are studying RTA 901 in a Phase 1 clinical trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 901 in healthy adult volunteers. The trial is designed in two parts, part 1 with single ascending doses, and part 2 with multiple ascending doses. In part 1, approximately 56 healthy subjects in up to 7 groups of 8 subjects each are randomized in a 3:1 ratio to receive a single dose of RTA 901 or placebo, respectively. In part 2, approximately 30 healthy subjects in up to 3 groups of 10 subjects each will be randomized in a 4:1 ratio to receive 14 daily doses of RTA 901 or placebo, respectively. We plan to complete the trial and report data in the second half of 2017.

Preclinical Programs

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

Additional Nrf2 Activator Indications

If beneficial effects are demonstrated in our ongoing CKD caused by Alport Syndrome, CTD-PAH, FA, MM, and PH-ILD trials, this could indicate that our Nrf2 activator pharmacology may also provide therapeutic benefit for patients suffering from other diseases where mitochondrial dysfunction or chronic inflammation is implicated. In addition, if therapeutic benefits are demonstrated in CKD caused by Alport syndrome, the Nrf2 activator pharmacology may also provide therapeutic benefit in other renal diseases. Some of these diseases may be treated by our current lead product candidates, bardoxolone methyl and omaveloxolone.

Additional Hsp90 Inhibitor Indications

If beneficial neuroprotective and bioenergetic effects are demonstrated in our future Phase 2 trials, this could indicate that our Hsp90 inhibitor pharmacology may also provide therapeutic benefit for patients suffering from other diseases where neurodegeneration and mitochondrial dysfunction are implicated.

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

Our license and milestone revenue has been generated primarily from our collaborative licensing agreements with AbbVie and KHK and consists of upfront payments and milestone payments. Under our revenue recognition policy, license revenue associated with upfront, non-refundable license payments received under the collaboration agreements with AbbVie and KHK are recognized ratably over the expected term of the performance obligations under the agreements, which extend through various periods beginning in 2017 and ending in 2026. License revenue recorded with respect to the collaboration agreements with AbbVie consists solely of the recognition of deferred revenue. License revenue recorded with respect to the collaboration agreements with KHK consists of the recognition of deferred revenue and reimbursement of KHK clinical drug supply costs.

We also have other license revenue, which consists of milestone payments from a disease advocacy organization in 2017, and other revenue, which consists of reimbursements from KHK for expenses incurred to obtain KHK clinical drug supplies.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. From our inception through June 30, 2017, we have incurred a total of $510.7 million in research and development expense, a majority of which relates to the development of bardoxolone methyl and omaveloxolone. We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

In September 2016, we and AbbVie mutually agreed that we would continue unilateral development of omaveloxolone. Therefore, AbbVie no longer co-funds the exploratory development costs of this program, but retains the right to opt back in at certain points in development. Depending upon what point, if any, AbbVie opts back into development, AbbVie may retain its right to commercialize a product outside the U.S. or we may be responsible for commercializing the product on a worldwide basis. Upon opting back in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right, after which development costs incurred and product revenue worldwide would be split equally. For the three and six months ended June 30, 2017, no payments related to shared research and development costs were received.

The following table summarizes our research and development expenses incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands)
Bardoxolone methyl	$8,988	$3,585	$16,455	$7,217
Omaveloxolone	2,157	880	3,726	2,814
RTA 901	803	760	1,373	1,577
Other research and development expenses	5,953	3,850	10,950	6,773
Total research and development expenses	$17,901	$9,075	$32,504	$18,381

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

Investment Income

Investment income represents interest and gains earned on our cash and cash equivalents, which include money market funds.

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

Comparison of the three months ended June 30, 2017 and 2016 (unaudited)

The following table sets forth our results of operations for the three months ended June 30:

	2017	2016	Change $	Change %
	(unaudited)
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$12,365	$12,365	$—	—
Other revenue	441	1	440	44,000
Total collaboration revenue	12,806	12,366	440	4
Expenses
Research and development	17,901	9,075	8,826	97
General and administrative	5,990	4,537	1,453	32
Depreciation and amortization	109	179	(70)	(39)
Total expenses	24,000	13,791	10,209	74
Other income (expense)
Investment income	73	28	45	161
Interest expense	(468)	—	(468)	(100)
Total other income (expense)	(395)	28	(423)	(1,511)
Loss before provision (benefit) for taxes on income	(11,589)	(1,397)	(10,192)	(730)
Provision (benefit) for taxes on income	2	(461)	463	100
Net loss	$(11,591)	$(936)	$(10,655)	(1,138)

Revenue

License and milestone revenue totaled $12.4 million for each of the three months ended June 30, 2017 and 2016. License revenue represented 97% and 100% of total revenue for the three months ended June 30, 2017 and 2016, respectively.

Other revenue increased by $0.4 million, or 44,000% for three months ended June 30, 2017, compared to three months ended June 30, 2016. The increase was primarily due to reimbursements of expenses from KHK for KHK clinical drug costs incurred.

The following table summarizes the sources of our revenue for the three months ended June 30:

	2017	2016
	(unaudited)
	(in thousands)
License and milestone
AbbVie license agreement	$5,338	$5,338
AbbVie collaboration agreement	6,644	6,644
KHK agreement	383	383
Total license and milestone	12,365	12,365
Other revenue	441	1
Total collaboration revenue	$12,806	$12,366

Research and Development Expenses

Research and development expenses increased by $8.8 million, or 97%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase was primarily due to $5.4 million in clinical activities for the start-up activities for CARDINAL, CATALYST, and the extension trial for CATALYST and LARIAT patients, $1.0 million in preclinical and research activities in our RORγT program, $0.7 million reduction in co-funding from AbbVie as a result of the agreement for Reata to continue development of omaveloxolone unilaterally, $0.6 million in clinical activities for the start-up activities for Part 2 of MOXIe, $0.6 million in personnel expense to support growth in our development activities, and $0.4 million in stock compensation expense related to award issuances in June and December 2016 and additional issuances to new employees.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, or 32%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase was primarily due to $0.8 million in stock compensation expense related to award issuances in June and December 2016 and additional issuances to new employees, $0.3 million in personnel expense to support growth in the organization and expanded development activities, and $0.2 million in increased commercial research activities.

Investment Income

Investment income was immaterial for the three months ended June 30, 2017 and 2016.

Interest Expense

Interest expense increased by $0.5 million, or 100%, for the three months ended June 30, 2017, compared to three months ended June 30, 2016. The increase was attributable to interest charges associated with borrowings under our Loan Agreement entered in March 2017.

Provision for Taxes on Income

Benefit for taxes on income decreased by $0.5 million, or 100%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to differences generated and changes in valuation allowances.

Comparison of the six months ended June 30, 2017 and 2016 (unaudited)

The following table sets forth our results of operations for the six months ended June 30:

	2017	2016	Change $	Change %
	(unaudited)
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$25,094	$24,730	$364	1
Other revenue	444	74	370	500
Total collaboration revenue	25,538	24,804	734	3
Expenses
Research and development	32,504	18,381	14,123	77
General and administrative	11,163	7,744	3,419	44
Depreciation and amortization	239	367	(128)	(35)
Total expenses	43,906	26,492	17,414	66
Other income (expense)
Investment income	154	51	103	202
Interest expense	(473)	—	(473)	(100)
Total other income (expense)	(319)	51	(370)	(725)
Loss before provision (benefit) for taxes on income	(18,687)	(1,637)	(17,050)	(1,042)
Provision (benefit) for taxes on income	2	(443)	445	100
Net loss	$(18,689)	$(1,194)	$(17,495)	(1,465)

Revenue

License and milestone revenue increased by $0.4 million, or 1%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily due to the achievement of a $0.5 million milestone from a research collaboration with a disease advocacy organization in March 2017. License revenue represented 98% and 100% of total revenue for the six months ended June 30, 2017 and 2016, respectively.

Other revenue increased by $0.4 million, or 500%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily due to reimbursements of expenses from KHK for KHK clinical drug costs incurred.

The following table summarizes the sources of our revenue for the six months ended June 30:

	2017	2016
	(unaudited)
	(in thousands)
License and milestone
AbbVie license agreement	$10,619	$10,677
AbbVie collaboration agreement	13,214	13,287
KHK agreement	761	766
Other revenue	500	—
Total license and milestone	25,094	24,730
Other revenue	444	74
Total collaboration revenue	$25,538	$24,804

Research and Development Expenses

Research and development expenses increased  by $14.1 million, or 77%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily due to $9.2 million in clinical activities for the start-up activities for CARDINAL, CATALYST, and the extension trial for CATALYST and LARIAT patients, $1.4 million in personnel expense to support growth in our development activities, $1.3 million in preclinical and research activities in our RORγT program, $0.8 million in stock compensation expense related to award issuances in June and December 2016 and additional issuances to new employees, $0.7 million reduction in co-funding from AbbVie as a result of the agreement for Reata to continue development of omaveloxolone unilaterally, and $0.3 million in clinical activities for the start-up activities for Part 2 of MOXIe.

General and Administrative Expenses

General and administrative expenses increased by $3.4 million, or 44%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily due to $0.8 million in personnel expense to support growth in the organization and expanded development activities, $1.7 million in stock compensation expense related to award issuances in June and December 2016 and additional issuances to new employees, $0.5 million increased legal, insurance, and consulting costs in connection with being a public company, and $0.3 million in increased commercial research consulting activities.

Investment Income

Investment income was immaterial for the six months ended June 30, 2017 and 2016.

Interest Expense

Interest expense increased by $0.5 million, or 100%, the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was attributable to interest charges associated with borrowings under our Loan Agreement entered in March 2017.

Provision for Taxes on Income

Benefit for taxes on income decreased by $0.4 million, or 100%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to differences generated and changes in the valuation allowances.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements and the sale of preferred and common stock. To date, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and received $750 million from payments under license and collaboration agreements, $60.9 million in net proceeds from our initial public offering of our Class A common stock, and $19.7 million in net proceeds from our Loan Agreement in March 2017. As of June 30, 2017, we had available cash and cash equivalents of approximately $65.2 million. Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On August 1, 2017, we closed a follow-on underwritten public offering of 3,737,500 shares of our Class A common stock, which included 487,500 shares of our Class A common stock issued pursuant to an option granted to the underwriters, for gross proceeds of $115.9 million. Net proceeds to the Company from the offering are expected to be approximately $108.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On March 31, 2017, we entered into a Loan Agreement, under which our Lenders agreed to lend us up to $35.0 million, issuable in two separate tranches of $20.0 million (Term A Loan) and $15.0 million (Term B Loan). On March 31, 2017, we borrowed $20.0 million from the Term A Loan. Beginning July 1, 2017, we may, at our sole discretion, borrow $15.0 million under Term B Loan following the achievement of first patient enrollment in either (a) the Phase 3 portion of the ongoing Phase 2/3 clinical trial of bardoxolone methyl in CKD caused by Alport syndrome (CARDINAL) or (b) Part 2 of the ongoing two-part clinical trial (MOXIe), or a separate Phase 3 clinical trial, of omaveloxolone in FA until the earlier of 90 days thereafter or March 31, 2018. We enrolled our first patient in the Phase 3 portion of CARDINAL on August 7, 2017.

All outstanding Term Loans will mature on March 1, 2022. We will make interest-only payments for 18 months through October 1, 2018; however, if we draw the Term B Loan, we will make interest-only payment for 24 months through April 1, 2019. The interest-only payment period will be followed by principal and interest payments thereafter and through maturity. The Term A Loan bears interest at a floating per annum rate between a minimum of 8.15% and a maximum of 10.15%. The interest rate is calculated as 7.40% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 0.75%.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the six months ended June 30 set forth below:

	2017	2016
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(39,492)	$(11,840)
Investing activities	(57)	(167)
Financing activities	19,993	62,364
Net change in cash and cash equivalents	$(19,556)	$50,357

Operating Activities

Net cash used in operating activities was $39.5 million for the six months ended June 30, 2017, consisting primarily of net loss of $18.7 million adjusted for non-cash items including stock-based compensation expense of $3.2 million, depreciation and amortization expense of $0.3 million, and a net decrease in operating assets and liabilities of $24.3 million. The significant items in the change in operating assets and liabilities include an increase of prepaid expenses, other current assets, and other assets of $1.9 million due to clinical trial prepayments and reimbursements due from KHK, a decrease in account payable of $1.2 million due to timing of vendor payments, a increase in accrued direct research and other current liabilities of $3.5 million due clinical trial activities, and a decrease in deferred revenue of $24.6 million. The decrease in deferred revenue relates to the timing of upfront payments and ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, resulting in recognition of $24.6 million of license and milestone revenue.

Net cash used in operating activities was $11.8 million for the six months ended June 30, 2016, consisting primarily of net loss of $1.2 million adjusted for non-cash items including stock-based compensation expense of $0.7 million, depreciation and amortization expense of $0.4 million, and a net decrease in operating assets and liabilities of $11.7 million. The significant items in the change in operating assets and liabilities include an increase of prepaid expenses, other current assets, and other assets of $2.0 million due to clinical trial and insurance prepayments and reimbursements due from KHK, a decrease in income tax receivable of $14.8 million due to tax refunds received, and a decrease in deferred revenue of $24.7 million. The decrease in deferred revenue relates to the timing of upfront payments and ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, resulting in recognition of $24.7 million of license and milestone revenue.

Investing Activities

Net cash used in investing activities consisted of purchases and sales of property and equipment. Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was not significant.

Financing Activities

Net cash provided by financing activities was $20.0 million, primarily due to net proceeds of $19.7 million from our Loan Agreement for the six months ended June 30, 2017.

Net cash provided by financing activities was $62.4 million, primarily due to net proceeds from our initial public offering for the six months ended June 30, 2016.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when or whether we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one or more of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. We continue to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

On July 10, 2017, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on July 14, 2017, on which we registered for sale up to $250.0 million of any combination of our common stock, preferred stock, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. After the closing of our follow-on underwritten public offering on August 1, 2017, approximately $134.1 million of securities remains available for issuance under this shelf registration. This shelf registration statement will remain in effect for up to three years from the date it was declared effective. We believe our existing cash and cash equivalents, not including proceeds from the follow-on offering or expected receipts from our collaborations, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

Contractual Obligations and Commitments

As of June 30, 2017, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in our Annual Report on Form 10-K for year ended December 31, 2016, other than the following:

As of June 30, 2017, our contractual obligations were as follows:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(unaudited)
	(in thousands)
Operating lease obligations	$605	$204	$—	$809
Outstanding secured term loan	—	9,756	$10,834	$20,590
Total contractual obligations	$605	$9,960	$10,834	$21,399

Clinical Trials

As of June 30, 2017, we have several on-going clinical trials in various stages. Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses, income taxes, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $65.2 million at June 30, 2017, consisting primarily of funds in operating cash accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We also have interest rate exposure as a result of our Term A Loan. As of June 30, 2017, the outstanding principal amount of our Term A Loan was $20.0 million. Term A Loan bears interest at a floating per annum rate calculated as 7.40% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 0.75%, with  a minimum rate of 8.15% and a maximum rate of 10.15%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term A Loan. An increase of 1.0% in interest rates would increase expense by approximately $0.2 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financials officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There has been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2016 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Date: August 14, 2017	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Jason D. Wilson
Name:	Jason D. Wilson
Title:	Chief Financial Officer