Form 10-Q
period 2017-09-30
REATA PHARMACEUTICALS INC
filed 2017-11-13
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, the registrant had 19,842,134 shares of Class A common stock, $0.001 par value per share, and 6,272,335 shares of Class B common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$154,600	$84,732
Prepaid expenses and other current assets	3,246	2,551
Total current assets	157,846	87,283
Property and equipment, net	774	819
Other assets	1,760	991
Total assets	$160,380	$89,093
Liabilities and stockholders’ deficit
Accounts payable	$2,527	$3,830
Accrued direct research liabilities	10,014	6,151
Other current liabilities	6,474	3,047
Current portion of deferred revenue	30,588	46,603
Total current liabilities	49,603	59,631
Other long-term liabilities	7	72
Term loan, net of discounts and debt issuance costs	19,833	—
Deferred revenue, net of current portion	223,359	244,438
Total noncurrent liabilities	243,199	244,510
Commitments and contingencies
Stockholders’ deficit:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 18,630,799 and 11,687,974 shares at September 30, 2017 and December 31, 2016	19	12
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 7,483,670 and 10,656,920 shares at September 30, 2017 and December 31, 2016	7	11
Additional paid-in capital	188,030	74,298
Shareholder notes receivable	(15)	(15)
Accumulated deficit	(320,463)	(289,354)
Total stockholders’ deficit	(132,422)	(215,048)
Total liabilities and stockholders’ deficit	$160,380	$89,093

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaboration revenue
License and milestone	$12,501	$12,500	$37,594	$37,230
Other revenue	56	51	500	125
Total collaboration revenue	12,557	12,551	38,094	37,355
Expenses
Research and development	18,326	9,300	50,830	27,681
General and administrative	6,151	4,039	17,312	11,783
Depreciation and amortization	98	170	336	537
Total expenses	24,575	13,509	68,478	40,001
Other income (expense)
Investment income	198	62	352	113
Interest expense	(484)	—	(956)	—
Other income (expense)	(3)	—	(3)	—
Total other income (expense)	(289)	62	(607)	113
Loss before taxes on income	(12,307)	(896)	(30,991)	(2,533)
Provision (benefit) for taxes on income	1	1	2	(442)
Net loss	$(12,308)	$(897)	$(30,993)	$(2,091)
Net loss per share—basic and diluted	$(0.50)	$(0.04)	$(1.34)	$(0.11)
Weighted-average number of common shares used in net loss per share basic and diluted	24,845,364	22,324,374	23,196,293	18,970,128

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months ended
	September 30,
	2017	2016
Operating activities
Net loss	$(30,993)	$(2,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	414	537
Stock-based compensation expense	4,730	1,451
Loss on disposal of property and equipment	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(695)	(2,899)
Other assets	(769)	(451)
Accounts payable	(1,409)	(2,235)
Accrued direct research and other current liabilities	7,355	2,869
Other liabilities	(65)	—
Federal income tax receivable/payable	—	31,926
Deferred revenue	(37,094)	(37,230)
Net cash used in operating activities	(58,523)	(8,123)
Investing activities
Purchases of property and equipment	(208)	(281)
Net cash used in investing activities	(208)	(281)
Financing activities
Proceeds from issuance of common stock	108,910	64,705
Payments on deferred offering costs	(386)	(2,531)
Proceeds from long-term debt	20,000	—
Payments on deferred discount and issuance costs	(251)	—
Exercise of options	371	(73)
Payment of capital lease obligation	(45)	(45)
Net cash provided by financing activities	128,599	62,056
Net increase in cash and cash equivalents	69,868	53,652
Cash and cash equivalents at beginning of year	84,732	42,008
Cash and cash equivalents at end of period	$154,600	$95,660
Supplemental disclosures
Cash paid for interest	$727	$—
Purchases of equipment in accounts payable and other current liabilities	$106	$13
Accrued deferred offering costs	$18	$348
Income taxes paid	$—	$18

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

The Company is currently conducting three Phase 3 or other potentially registrational trials.  Bardoxolone methyl is being studied in a single, pivotal Phase 2/3 trial, known as CARDINAL, for the treatment of chronic kidney disease (CKD) caused by Alport syndrome and a Phase 3 trial, known as CATALYST, for the treatment of pulmonary arterial hypertension associated with connective tissue disease (CTD-PAH).  The Company began enrolling patients in the Phase 3 portion of CARDINAL in August 2017, after having announced preliminary results from the trial.  On November 3, 2017, the Company announced primary endpoint and other 12 week data from the ongoing Phase 2 portion of CARDINAL.  Omaveloxolone is being studied in a two-part Phase 2 trial, known as MOXIe, for the treatment of Friedreich’s ataxia.  The Company announced data from part 1 of MOXIe in June 2017 and began enrolling patients in October 2017 in part 2 of the trial, which is potentially registrational.

The Company is also currently conducting trials in four other areas.  In October 2017, we began activating sites in a Phase 2 trial, known as PHOENIX, to test bardoxolone methyl in the treatment of other rare kidney diseases.  Bardoxolone methyl is currently being studied in a Phase 2 trial, known as LARIAT, for the treatment of PAH and pulmonary hypertension due to interstitial lung disease (PH-ILD).  Omaveloxolone is being studied in a two-part Phase 2 trial for the treatment of mitochondrial myopathies, known as MOTOR, and a Phase 1b/2 trial for the treatment of metastatic melanoma, known as REVEAL.

In addition to these ongoing trials, the Company conducted a Phase 1 trial of RTA 901 in healthy volunteers, with no safety or tolerability issues, and is evaluating various options in the design and timing of a Phase 2 trial.  Beyond its clinical programs, the Company has additional promising preclinical development programs.  The Company believes its product candidates and preclinical programs have the potential to improve clinical outcomes in numerous underserved patient populations.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries that are required to be consolidated.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

On May 25, 2016, the Company’s registration statement on Form S-1 (File No. 333-208843) relating to its initial public offering (IPO) of its common stock was declared effective by the U.S. Securities and Exchange Commission.  The shares began trading on The NASDAQ Global Market on May 26, 2016.  The public offering price of the shares sold in the offering was $11.00 per share.  The IPO closed on June 1, 2016, for 6,325,000 shares of its Class A common stock, which included 825,000 shares of its Class A common stock issued pursuant to the over-allotment option granted to the underwriters.  The Company received total proceeds from the offering of $60.9 million, net of underwriting discounts and commissions and offering expenses.

On August 1, 2017, the Company closed a follow-on underwritten public offering of 3,737,500 shares of its Class A common stock, which included 487,500 shares of its Class A common stock issued pursuant to an option granted to the underwriters, for gross proceeds of $115.9 million.  The Company received total proceeds from the offering of $108.5 million, after deducting underwriting discounts and commissions and offering expenses.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

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

In June 2013, the Company entered into a research collaboration with a disease advocacy organization.  Under the agreement, the Company may be provided milestone payments to fund research and development activities.  The Company recorded collaboration revenue totaling $500,000 related to milestone payments during the nine months ended September 30, 2017.

Research and Development Costs

AbbVie is not currently participating in the development of bardoxolone methyl for the treatment of CKD caused by Alport syndrome, PAH, PH-ILD, or other rare kidney diseases, and we are therefore incurring all costs for this program.  With respect to its omaveloxolone programs and its collaboration agreement with AbbVie, the Company was responsible for a certain initial amount in early development costs before AbbVie began sharing development costs equally.  As of April 2016, the Company had incurred all of these initial costs, after which payments from AbbVie with respect to research and development costs incurred by the Company were recorded as a reduction in research and development expenses.

In September 2016, the Company and AbbVie mutually agreed that the Company would continue unilateral development of omaveloxolone.  Therefore, AbbVie no longer co-funds the exploratory development costs of this program, but retains the right to opt back in at certain points in development. For the three and nine months ended September 30, 2017, no payments related to shared research and developments costs were received.

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

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

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

Fair Value of Financial Instruments

The fair values of the Company’s stockholder notes receivable were approximately $34,000 and $28,000 at September 30, 2017 and December 31, 2016, respectively.  The fair value was calculated using an income approach to estimate the present value of expected future cash flows to be received under the notes.  The measurement is considered to be based primarily on Level 3 inputs used in the calculation, including the discount rate applied and the estimate of future cash flows.

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

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental accounting, legal, and printing fees relating to the IPO and a follow-on underwritten public offering, were initially capitalized.  The deferred offering costs totaling $3,489,000 and $386,000 were subsequently offset against total proceeds from the IPO and the follow-on offering upon the completion of the offerings on June 1, 2016 and August 1, 2017, respectively.

Debt Issuance Costs

The Company defers costs related to debt issuance and amortizes these costs to interest expense over the term of the debt, using the effective interest method.  Debt issuance costs are presented in the balance sheet as a deduction from the carrying amount of the debt liability.

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

The Company has completed an initial impact assessment of the potential changes from adopting ASU No. 2014-09. The impact assessment consisted of a review of contracts, discussions with key stakeholders, and a cataloging of potential impacts on its financial statements, accounting policies, financial control, and operations. The Company anticipates that the adoption of ASU No. 2014-09 will have an impact on contract revenues generated by collaboration agreements.

The Company has not yet completed its final review of the impact of this guidance; however, the Company anticipates applying the modified retrospective method when implementing this guidance. The Company plans to adopt the new standard effective January 1, 2018. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current conclusions.

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

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

standard upon adoption.  The Company is currently evaluating this standard and has not yet determined what, if any, effect ASU 2016-02 will have on its consolidated operations or financial position but anticipates the recognition of additional assets and corresponding liabilities related to leases on its balance sheet.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09) which modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016.  The Company adopted ASU 2016-09 as of January 1, 2017, which resulted in an adjustment to retained earnings of $110,000 related to the cumulative effect of the accounting policy election to account for forfeitures of share-based awards when they occur, and an adjustment of $115,000 to recognize excess tax benefits as a component of the provision for income taxes on a prospective basis.  For the nine months ended September 30, 2017, the effect on the provision for income taxes included in the consolidated statement of operations was not significant.

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

3. Term Loan

On March 31, 2017, the Company entered into a loan and security agreement (Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (collectively, the Lenders), under which the Lenders agreed to lend the Company up to $35,000,000, issuable in two separate term loans of $20,000,000 (Term A Loan) and $15,000,000 (Term B Loan).  On March 31, 2017, the Company borrowed $20,000,000 from the Term A Loan.

On November 3, 2017, the Company amended the Loan Agreement (Amended Loan Agreement) to increase the Term B Loan amount to either $20,000,000 or $25,000,000 and to extend the interest only period by six months if the Term B Loan is drawn.  The Company may, at its sole discretion, borrow $20,000,000 under Term B Loan.    An additional $5,000,000 will be available under the Term B Loan for a total of $25,000,000 upon the achievement of one of two milestones.  The Company may borrow the Term B Loan by the earlier of 90 days after the achievement of a milestone or June 29, 2018.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

The Company paid an amendment fee of $250,000 on November 8, 2017, upon the execution of the Amended Loan Agreement.  If the Company does not draw the Term B Loan, the Company would pay an unused line fee of $1,000,000.

All outstanding Term Loans will mature on March 1, 2022.  Under the Term A Loan, the Company will make interest-only payments for 18 months through October 1, 2018; however, if the Company draws the Term B Loan, the Company will make interest-only payments for 30 months through October 1, 2019.  The interest-only payment period will be followed by 41 equal monthly payments, or 29 equal monthly payments if the Company draws the Term B Loan, of principal and interest payments. The Term Loans will bear interest at a floating per annum rate calculated as 7.40% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or 0.75%, with a minimum rate of 8.15% and maximum rate of 10.15%.

The Company has the option to prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (a) 3.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made prior to the first anniversary of the applicable funding date of the Term Loan, (b) 2.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made by the second anniversary of the applicable funding date of the Term Loan, or (c) 1.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the second anniversary of the applicable funding date of the Term Loan. The Company will also be required to make a final exit fee payment of 2.95% of the principal balance of all Term Loans outstanding, payable on the earliest of the prepayment of the Term Loans, acceleration of any Term Loan, or at maturity of the Term Loans.

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

As of September 30, 2017, the Company had $20,000,000 outstanding under the Term A Loan, which was recorded at its initial carrying value of $20,000,000, less discount and debt issuance costs totaling approximately $251,000.  In connection with the Term A Loan, the discount and debt issuance costs were recorded as a reduction to debt on its balance sheet and are being accreted to interest expense over the life of the Term A Loan.  Additionally, the final exit fee of approximately $590,000 is being accrued over the life of the Term A Loan through interest expense.  The Term A Loan has a current effective interest rate of 10.4%.  The Company is in compliance with all covenants under the Loan Agreement as of September 30, 2017.

The future principal payments for the Company’s Term A Loan as of September 30, 2017 are as follows (in thousands):

2017	$—
2018	975
2019	5,854
2020	5,854
2021	5,854
2022	1,463
$20,000

4. Income Taxes

The Company’s effective tax rate varies with the statutory rate due primarily to the impact of nondeductible stock-based compensation and the changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  The Company’s deferred tax assets have been fully offset by a valuation allowance at September 30, 2017, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

5. Stock-Based Compensation

Stock Options

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$587	$375	$1,729	$725
General and administrative	958	341	3,001	726
	$1,545	$716	$4,730	$1,451

The following table summarizes stock option activity as of September 30, 2017, and changes during the nine months ended September 30, 2017, under the 2007 Long Term Incentive Plan (the 2007 LTIP) and standalone option agreements:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2017	2,311,146	17.18
Granted	121,698	26.47
Exercised	(32,075)	11.54
Forfeited	(3,805)	16.08
Expired	(66)	25.21
Outstanding at September 30, 2017	2,396,898	17.72
Exercisable at September 30, 2017	831,620	16.90

The total intrinsic value of all outstanding options and exercisable options at September 30, 2017 was $32,803,000 and $12,541,000, respectively.

6. Related-Party Transactions

During the nine months ended September 30, 2017, the Company did not have any related party transactions.  During the nine months ended September 30, 2016, the Company paid approximately $306,000 to AbbVie, a greater than 10% shareholder of the Company at that time, for manufacturing services.  The payments were recorded in research and development expense in the accompanying consolidated statements of operations.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net loss (in thousands)	$(12,308)	$(897)	$(30,993)	$(2,091)
Denominator
Weighted-average number of common shares used in net loss per share – basic	24,845,364	22,324,374	23,196,293	18,970,128
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	24,845,364	22,324,374	23,196,293	18,970,128
Net loss per share – basic	$(0.50)	$(0.04)	$(1.34)	$(0.11)
Net loss per share – diluted	$(0.50)	$(0.04)	$(1.34)	$(0.11)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 2,396,898 and 1,474,893 shares for the nine months ended September 30, 2017 and 2016, respectively.

8. Subsequent events

On November 3, 2017, the Company amended the Loan Agreement with the Lenders, which is further discussed in Note 3.

On November 9, 2017, the Company amended the lease agreement for its principal executive offices in Irving, Texas to extend its lease term by 24 months for an expiration date of October 2020.

On November 9, 2017, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which it may offer and sell up to $50,000,000 of its Class A common stock from time to time in at-the-market transactions.  As of the filing date of this Form 10-Q, there have been no shares sold under this program.

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

We are currently conducting three Phase 3 or other potentially registrational trials.  Bardoxolone methyl is being studied in a single, pivotal Phase 2/3 trial, known as CARDINAL, for the treatment of chronic kidney disease (CKD) caused by Alport syndrome and a Phase 3 trial, known as CATALYST, for the treatment of pulmonary arterial hypertension associated with connective tissue disease (CTD-PAH).  We began enrolling patients in the Phase 3 portion of CARDINAL in August 2017, after having announced preliminary results from the trial.  On November 3, 2017, we announced primary endpoint and other 12 week data from the ongoing Phase 2 portion of CARDINAL.  Omaveloxolone is being studied in a two-part Phase 2 trial, known as MOXIe, for the treatment of Friedreich’s ataxia (FA).  We announced data from part 1 of MOXIe in June 2017 and began enrolling patients in October 2017 in part 2 of the trial, which is potentially registrational.

We are also currently conducting trials in four other areas.  In October 2017, we began activating sites in a Phase 2 trial, known as PHOENIX, to test bardoxolone methyl for the treatment of other rare kidney diseases, and bardoxolone methyl is currently being studied in a Phase 2 trial, known as LARIAT, for the treatment of PAH and pulmonary hypertension due to interstitial lung disease (PH-ILD).  Omaveloxolone is being studied in a two-part Phase 2 trial for the treatment of mitochondrial myopathies (MM), known as MOTOR, and a Phase 1b/2 trial for the treatment of metastatic melanoma, known as REVEAL.

In addition to these ongoing trials with our Nrf2 activators, we conducted a Phase 1 trial of RTA 901 in healthy volunteers, with no safety or tolerability issues, and are evaluating various options in the design and timing of a Phase 2 trial.

Beyond our clinical programs, we have additional promising preclinical development programs.  We believe that our product candidates and preclinical programs have the potential to improve clinical outcomes in numerous underserved patient populations.

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KHK, from sales of our securities, and from secured loans.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KHK and reimbursements of expenses under the terms of our agreement with KHK.  We have incurred losses in each year since our inception, other than in 2014.  As of September 30, 2017, we had approximately $154.6 million of cash and cash equivalents and an accumulated deficit of $320.5 million.  We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payments from our collaborators, we anticipate that, without taking into account deferred revenue, we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, and seek regulatory approval for, our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

On August 1, 2017, we closed a follow-on underwritten public offering of 3,737,500 shares of our Class A common stock, which included 487,500 shares of Class A common stock issued pursuant to an option granted to the underwriters, for gross proceeds of $115.9 million.  The Company received total proceeds from the offering of $108.5 million, after deducting underwriting discounts and commissions and offering expenses.  We intend to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, advancing the development of bardoxolone methyl through a Phase 2/3 program in CKD caused by Alport syndrome, Phase 2 programs in additional kidney indications, and Phase 2 programs in PH-ILD and the development of omaveloxolone in Friedreich’s ataxia and mitochondrial myopathies.

The probability of success for each of our product candidates and clinical programs and our ability to generate product revenue and become profitable depend upon a variety of factors, including the quality of the product candidate, clinical results, investment in the program, competition, manufacturing capability, commercial viability, and our collaborators’ ability to successfully execute our development and commercialization plans.  We will also require additional capital through equity or debt financings in order to fund our operations and execute on our business plans, and there is no assurance that such financing will be available to us on commercially reasonable terms or at all.  For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Lead Product Candidates

Bardoxolone Methyl

Bardoxolone methyl activates molecular pathways that promote the resolution of inflammation by restoring mitochondrial function, reducing oxidative stress, and inhibiting pro-inflammatory signaling.  Bardoxolone methyl binds to Keap1 and consequently activates Nrf2, a transcription factor that promotes normal mitochondrial function by making reducing equivalents available for ATP production, and increases cellular antioxidant content.  This reduces mitochondrial reactive oxygen species (ROS) production and ROS-mediated activation of inflammatory signaling complexes.  Binding to Keap1 and activation of Nrf2 also inhibit NF-κB, the primary transcription factor producing proteins that promote inflammation and the production of ROS.  Bardoxolone methyl is currently being tested in a single, pivotal Phase 2/3 trial in CKD caused by Alport syndrome, a Phase 3 trial in CTD-PAH, and a Phase 2 trial in several forms of PH-ILD and PAH and will be tested in a Phase 2 trial being initiated in other rare kidney diseases.

CKD caused by Alport syndrome and CTD-PAH are our most advanced indications with bardoxolone methyl.  Although Alport syndrome and CTD-PAH have different causes and inflammatory stimuli at a molecular level, mitochondrial dysfunction, inflammation, proliferative signaling, fibrosis, and tissue remodeling are common to the pathophysiology of both diseases.  The anti-inflammatory and anti-fibrotic properties of bardoxolone methyl may therefore have the potential to affect structural alterations and fibrosis of the glomerulus in the kidney in Alport syndrome as well as pathologic remodeling of the pulmonary vasculature in CTD-PAH.

Omaveloxolone

Omaveloxolone is a close structural analog of bardoxolone methyl that was developed to improve tissue distribution, including blood-brain barrier penetration.  Omaveloxolone is being studied in part 2 of a two-part potentially registrational Phase 2 trial in FA, in part 1 of a two-part Phase 2 trial in MM, and in the Phase 1b portion of a Phase 1b/2 trial in metastatic melanoma.  Omaveloxolone was also administered topically to patients receiving cataract surgery and to breast cancer patients receiving radiation therapy and suffering from radiation dermatitis.  We believe that an omaveloxolone-induced increase in mitochondrial energy production could have beneficial effects on multiple organ systems, with the most profound effects being in skeletal muscle, the brain, and other tissues with a high energy demand.

Phase 3 or Other Potentially Registrational Programs

The chart below is a summary of our current Phase 3 or other potentially registrational programs:

Phase 3 or Other Potentially Registrational Programs
Program	Next Expected Milestone	Timing of Milestone
CKD caused by Alport Syndrome	Phase 3 Data	2H 2019
Bardoxolone methyl
Friedreich’s Ataxia	Pivotal Phase 2 Part 2 Data	2H 2019
Omaveloxolone
CTD-PAH	Phase 3 Data	2H 2018
Bardoxolone methyl

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

Patients with Alport syndrome are normally diagnosed with the disease in childhood to early adulthood and have average glomerular filtration rate (GFR) declines of 4.0 mL/min/1.73 m2 per year.  The progressive decline of GFR in Alport syndrome leads to kidney failure and end-stage renal disease (ESRD), with a median survival of approximately 55 years.  Fifty percent of males with the most prevalent subtype of Alport syndrome require dialysis or kidney transplant by age 25.  The incidence of kidney failure in these patients increases to 90% by age 40 and nearly 100% by age 60.  Similar to patients with other forms of CKD, Alport syndrome patients receiving dialysis are at increased risk for cardiovascular disease and infections, which are the most common causes of death in these patients.

Bardoxolone methyl has the potential to address the causes of GFR loss in Alport syndrome patients because it activates molecular pathways that promote the resolution of inflammation by restoring mitochondrial function, reducing oxidative stress, and inhibiting ROS-mediated pro-inflammatory signaling.  Bardoxolone methyl binds to Keap1 and consequently activates Nrf2, a transcription factor that increases cellular antioxidant content and promotes normal mitochondrial function by making reducing equivalents available for ATP production.  This reduces mitochondrial ROS production and ROS-mediated activation of inflammatory signaling complexes.  Through these effects, bardoxolone methyl restores mitochondrial production of ATP, increases production of antioxidants, reduces oxidative stress, and reduces pro-inflammatory signaling and fibrotic processes.

There are no currently approved therapies for the treatment of CKD caused by Alport syndrome.  The goal of current disease management is to slow the progression of CKD, beginning with anti-hypertensives, such as angiotensin converting enzyme inhibitors or angiotensin receptor blockers, aldosterone, and diuretics, all of which are intended to reduce the levels of protein found in patient urine.  Once patients reach ESRD, they require dialysis or kidney transplantation.

Phase 2/3 CARDINAL Trial

On November 3, 2017, we announced primary endpoint and other 12 week data from the ongoing open-label Phase 2 portion of CARDINAL.  The Phase 2 portion of the trial enrolled 30 patients, and available data demonstrate that bardoxolone methyl significantly increased kidney function in Alport syndrome patients as measured by estimated glomerular filtration rate (eGFR).

From a mean baseline eGFR of 54 mL/min/1.73 m2, data from patients showed a mean increase of 13.4 mL/min/1.73 m2 at Week 12 (p<0.000000001).  All patients demonstrated increases in eGFR at Week 12, with 87% of patients demonstrating a clinically meaningful increase in eGFR of at least 4.0 mL/min/1.73 m2 and 63% of patients demonstrating an increase in eGFR of at least 10.0 mL/min/1.73 m2. Additionally, 73% of patients had an improvement in CKD stage, and none worsened.

	Change from Baseline in eGFR
	Week 1	Week 4	Week 8	Week 12
N	30	30	30	30
Mean ± SE	3.0 ± 0.7	6.7 ± 1.3	8.9 ± 1.3	13.4 ± 1.4
95% CI	(1.6, 4.4)	(4.1, 9.3)	(6.2, 11.6)	(10.5, 16.3)
p-value	0.0001	<0.0001	<0.000001	<0.000000001
LS mean eGFR change from baseline at each visit is compared to zero using a mixed-model repeated measures analysis using baseline eGFR and log-transformed ACR as continuous covariates.

A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low.  The conventional method for measuring the statistical significance of a result is known as the “p-value,” which represents the probability that random chance caused the result.  For example, a p-value of 0.001 means that there is a 0.1% or less probability that the difference between the control group and the treatment group is purely due to random chance.  A p-value of 0.05 is a commonly used criterion for statistical significance, and may be supportive of a finding of efficacy by regulatory authorities.  However, regulatory authorities, including the United States Food and Drug Administration (FDA), do not rely on strict statistical significance thresholds as criteria for marketing approval and maintain the flexibility to evaluate the overall risks and benefits of a treatment.  Accordingly, treatments may receive marketing approval from the FDA even if the p-value of the primary endpoint is greater than 0.05, or may fail to receive marketing approval from the FDA even if the p-value of the primary endpoint is less than 0.05.

The table below shows clinically meaningful increases in eGFR were demonstrated across multiple subgroups, with activity in both earlier and later stages of disease.

				Week 12 Mean ΔeGFR
Baseline Characteristic	Subgroup	N	Baseline	Change ± SD	% Change
eGFR	≥ 60	12	81.3 ± 7.5	18.4 ± 7.7	23%
	< 60	18	36.1 ± 9.3	10.0 ± 6.6	30%
UACR	Non-macro	18	62.5 ± 22.2	16.0 ± 8.6	29%
	Macro	12	41.7 ± 22.0	9.4 ± 5.5	24%
Gender	Male	12	50.5 ± 25.1	14.0 ± 8.3	30%
	Female	18	56.6 ± 23.8	12.9 ± 8.1	25%
Age	< 18	2	86.1 ± 9.1	26.1 ± 10.8	31%
	≤ 45	11	48.4 ± 24.8	10.1 ± 9.5	20%
	> 45	19	57.5 ± 23.7	15.3 ± 6.7	31%

As of the 12-week primary endpoint visit for the Phase 2 portion, no discontinuations or serious adverse events (SAEs) were reported, and reported adverse events (AEs) were generally mild to moderate in intensity.  Consistent with prior studies, the most common AEs that were reported in more than two patients were muscle spasms (15/30; 50%), headache (4/30; 13%), nausea (4/30; 13%), fatigue (4/30; 13%), and hyperkalemia (3/30; 10%).  Muscle spasms were generally transient and were associated with reductions of creatine kinase, which is evidence of improved energy metabolism.

On November 4, 2017, our partner, KHK, presented results of its trial, TSUBAKI, a double-blind, randomized, placebo-controlled Phase 2 trial in Japan.  In TSUBAKI, bardoxolone methyl demonstrated statistically significant and clinically meaningful increases in directly-measured glomerular filtration rate (GFR) in patients with type 2 diabetes and CKD using the “gold standard” inulin clearance method.  The observed increase in GFR demonstrates that historical increases in eGFR produced by bardoxolone methyl in various forms of CKD, including Alport syndrome, reflect a true increase in kidney function.  Bardoxolone methyl demonstrated a favorable safety profile with no effect on blood pressure, urinary volume or sodium retention, and no evidence of overt fluid overload or cardiac toxicity.

In August 2017, after having announced preliminary results from the CARDINAL Phase 2 trial, we began enrolling patients in the Phase 3 portion of CARDINAL, a double-blind, randomized, placebo-controlled, multi-center, international trial designed to evaluate the safety and efficacy of bardoxolone methyl in patients with CKD caused by Alport syndrome.  The trial will enroll approximately 150 patients randomized evenly to either bardoxolone methyl or placebo.  The eGFR change will be measured after 48 weeks while the patient is on treatment, or on-treatment eGFR, and again after 52 weeks after the patient has stopped taking study drug for a four-week withdrawal period, or retained eGFR.  Based on guidance from the FDA, the year one retained eGFR benefit data may support accelerated approval under subpart H.  Data from year one of CARDINAL are expected to be available in the second half of 2019.  After withdrawal, patients will be restarted on study drug with their original treatment assignments and will continue on study for a second year.  The second year on-treatment eGFR change will be measured after 100 weeks and the retained eGFR benefit will be measured after withdrawal of drug for four weeks at week 104.  Based upon guidance from the FDA, the year two retained eGFR benefit data may support full approval.  In July 2017, we received orphan drug designation for bardoxolone methyl for the treatment of Alport syndrome.

We have observed no significant tolerability issues in CARDINAL to date.  The trial is being overseen by a data monitoring committee (DMC) that reviews all data, including SAE and AE data, on an unblinded basis, to assess safety.  The DMC has not reported any safety concerns to date.

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

There are no currently approved therapies for the treatment of FA.  Patients are usually given guidelines around certain lifestyle habits.  They are recommended to follow a diet that is low in iron and encouraged to take vitamins and supplements.  Idebenone was previously approved as a treatment for FA in Canada, but it was withdrawn five years after it was launched primarily because no evidence could be provided for its efficacy.

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

In June 2017, we announced data from part 1 of MOXIe, a double-blind, randomized, placebo-controlled, multi-center, international Phase 2 trial designed to evaluate the safety, tolerability, and efficacy of omaveloxolone in patients with FA.  Data from the trial showed that in 52 FA patients, and across all doses, omaveloxolone improved modified Friedreich’s Ataxia Rating Scale (mFARS) by 2.5 points from baseline (p<0.0001) and by 1.1 points relative to placebo (not statistically significant).  The maximum effect on mFARS was observed at the 160 mg dose level, which was administered to a total of 12 patients, with an improvement in mFARS of 3.8 points versus baseline (p=0.0001) and of 2.3 points relative to placebo (approached statistical significance, p=0.06).

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

The trial is being overseen by a data safety monitoring board (DSMB) that reviews all data, including SAE and AE data, on an unblinded basis to assess safety.  No safety concerns were identified by the DSMB in part 1 of MOXIe.  Only two SAEs were reported, and both events occurred in placebo-treated patients.  The most common AEs in excess to placebo in the omaveloxolone group were upper respiratory tract infections and nasopharyngitis, which were generally mild in severity.  Omaveloxolone was reported to be well-tolerated with only a single discontinuation in a 40 mg patient who developed a skin rash.  One placebo patient discontinued prematurely due to withdrawal of consent.

We began enrolling patients in part 2 of MOXIe in October 2017.  During August 2017, the FDA confirmed that mFARS was acceptable as the primary endpoint for part 2 of MOXIe.  The FDA communication was made in response to the Company’s request that the FDA confirm its prior guidance that, depending on MOXIe results, mFARS could be appropriate to support approval of omaveloxolone for FA under Subpart H.  In the recent communication, FDA indicated that it may consider either accelerated or full approval based on the overall results of the trial and strength of the data.  FDA recommended that the Company extend the treatment duration of the study and add a straightforward patient-reported or performance-based outcome endpoint to the study.

The trial will enroll approximately 100 FA patients randomized evenly to either 150 mg of omaveloxolone or placebo.  The primary endpoint of the trial will be the change from baseline in mFARS in patients treated with omaveloxolone compared to placebo at 48 weeks.  Additional endpoints will include the change from baseline in peak work during maximal exercise testing, Patient Global Impression of Change, and Clinical Global Impression of Change.  In June 2017, we received orphan drug designation for omaveloxolone for the treatment of FA.

We have observed no significant tolerability issues in MOXIe to date.  The DSMB has not reported any safety concerns to date.

Bardoxolone Methyl in CTD-PAH

CTD-PAH, which represents approximately 30% of the overall PAH population, is a late and often fatal manifestation of many types of autoimmune disease, including systemic sclerosis (scleroderma), systemic lupus erythematosus, mixed connective tissue disease, and others.  Patients with CTD-PAH are generally less responsive to existing therapies and have a worse prognosis than patients with other forms of PAH.  In comparison to patients with idiopathic PAH (I-PAH), patients with CTD-PAH have a higher occurrence of small vessel fibrosis and greater incidence of pulmonary veno-obstructive diseases.  In the United States, the five-year survival rate for CTD-PAH patients is approximately 44% while I-PAH patients have a 68% five-year survival rate.

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

Bardoxolone methyl directly targets the bioenergetic and inflammatory components of PAH.  PAH patients experience mitochondrial dysfunction, increased activation of NF-κB and related inflammatory pathways involved in ROS-mediated signaling, cellular proliferation, and fibrosis.  Bardoxolone methyl, through the combined effect of Nrf2 activation and NF-κB suppression, has the potential to inhibit inflammatory and proliferative signaling, suppress ROS production and signaling, reduce the production of proteins related to fibrosis and tissue remodeling, and increase cellular respiration and ATP production.  Bardoxolone methyl targets multiple cell types relevant to PAH, including endothelial cells, smooth muscle cells, and macrophages.  Additionally, unlike current therapies, bardoxolone methyl does not have systemic hemodynamic effects or drug-drug interactions in PAH patients.  Therefore, by addressing a novel pathway in PAH, we believe that bardoxolone methyl may provide additional benefits beyond current PAH therapies, including increased functional capacity, potential effects beyond functional improvements and potential as a combination therapy with other current therapies.

Phase 3 CATALYST Trial

In October 2016, we began enrolling patients in CATALYST, an international, randomized, double-blind, placebo-controlled Phase 3 trial examining the safety and efficacy of bardoxolone methyl in patients with CTD-PAH when added to standard-of-care vasodilator therapy.  Patients will be on up to two background therapies and will be randomized evenly to either bardoxolone methyl or placebo, and the study drug will be administered once daily for 24 weeks.  Patients randomized to bardoxolone methyl will start at 5 mg and will dose-escalate to 10 mg at Week 4 unless contraindicated clinically.  The primary endpoint of the study is the change from baseline in 6MWD relative to placebo at Week 24.  Secondary endpoints include time to first clinical improvement as measured by improvement in World Health Organization/New York Heart Association, functional class, increase from baseline in 6MWD by at least 10%, or decrease from baseline in creatine kinase, which is a surrogate biomarker for muscle injury and inflammation, by at least 10%.  The trial will enroll between 130 and 200 patients, with the final sample size determined by a pre-specified, blinded sample size re-calculation based on 6MWD variability and baseline characteristics of the first 100 patients enrolled in the trial.  All patients who complete the treatment period are eligible to continue into an extension trial to evaluate the intermediate and long-term safety of bardoxolone methyl.  Those patients who had been receiving placebo will be converted to bardoxolone methyl in the extension trial.  Data from CATALYST are expected to be available during the second half of 2018.  In 2015, the FDA granted our request for orphan drug designation for the treatment of PAH.

CATALYST was designed based on previous data from the LARIAT Phase 2 trial which enrolled a total of 22 patients with CTD-PAH.  Based on findings in LARIAT, patients with moderate to severe anemia, which represent a small percentage of the patient population, are being excluded from CATALYST because data demonstrated that treatment with iron supplementation or erythropoietin can affect 6MWD values independent of study drug effect.  The primary endpoint in CATALYST, which will be analyzed using the mixed-model repeated measures (MMRM) statistical analysis method, is the placebo-corrected change in 6MWD from baseline to the end-of-treatment at 24 weeks.  As part of the planning to determine sample size for CATALYST, we performed an analysis applying the MMRM statistical analysis method for CATALYST to the available end-of-treatment change in 6MWD data from CTD-PAH patients in LARIAT.  The summary of our analysis using the change at the end of treatment period on all patients and patients without anemia is shown in the table below.

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

CTD-PAH is a serious progressive disease that ultimately leads to right ventricular heart failure and death.  Patients with CTD-PAH can develop serious comorbidities, such as syncope, chest pain, palpitations, fluid retention, and hypoxemia.  CATALYST is overseen by a DSMB that reviews all data, including SAE and AE data, on an unblinded basis to assess safety.  The DSMB has not reported any safety concerns to date.

Other Programs

The chart below is a summary of our current other clinical programs:

Other Programs
Program	Next Expected Milestone	Timing of Milestone
Rare Kidney Diseases	Phase 2 Data	2H 2018
Bardoxolone methyl
Pulmonary Hypertension (ILD)	Phase 2 Data	1Q 2018
Bardoxolone methyl
Mitochondrial Myopathies	Phase 2 Part 1 Data	1Q 2018
Omaveloxolone
Melanoma	Phase 1b Data	2H 2017
Omaveloxolone
Neurological Indications	Initiation of Phase 2	TBD
RTA 901

Bardoxolone Methyl in Other Rare Kidney Diseases

We began activating sites in October 2017 for PHOENIX, a Phase 2 trial of bardoxolone methyl in various rare forms of CKD, including autosomal dominant polycystic kidney disease, IgA nephropathy, type 1 diabetic CKD, and focal segmental glomerulosclerosis.  Bardoxolone methyl has demonstrated clinically significant increased kidney function in clinical trials in patients with CKD caused by Alport syndrome and type 2 diabetic CKD.  We believe bardoxolone methyl suppresses the fibrosis, remodeling, and inflammation that drive losses in kidney function in these diseases.  The CKD that arises in the four indications being studied in PHOENIX is caused by different initial insults, but the processes of fibrosis, remodeling, and inflammation are central to the loss of kidney function in each.  PHOENIX will be an open-label trial of bardoxolone methyl orally-administered once-daily for 12 weeks, with a primary efficacy endpoint of change from baseline in eGFR.

Bardoxolone Methyl in PAH and PH-ILD

ILD patients experience extensive pulmonary vascular remodeling, which ultimately leads to PH-ILD.  Recent studies have demonstrated that mitochondrial abnormalities are contributors to PH-ILD.  Because bardoxolone methyl was active in patients with CTD-PAH, a fibrotic disease, we believe that bardoxolone methyl may be effective in PH-ILD patients.  We are studying bardoxolone methyl in LARIAT, an international, randomized, placebo-controlled, double-blind, dose-escalation Phase 2 trial evaluating the safety and efficacy of once daily, orally administered bardoxolone methyl in patients with PAH or PH-ILD, including PH-ILD caused by sarcoidosis and idiopathic pulmonary fibrosis.  The primary endpoint of LARIAT is change in 6MWD during a 16 week treatment period.  All patients who complete the treatment period are eligible to continue into an extension trial to evaluate the intermediate and long-term safety of bardoxolone methyl.  Those patients who had been receiving placebo are converted to bardoxolone methyl in the extension trial.  Data have not been presented for any of the PH-ILD groups.  We completed enrollment of PH-ILD patients in the third quarter of 2017 and anticipate that data will be available in the first quarter of 2018.

We have observed no significant tolerability issues in LARIAT to date.  The trial utilizes a protocol safety review committee (PSRC) that reviews all data, including SAE and AE data, on an unblinded basis to assess safety.  The PSRC has not reported any safety concerns to date.

Omaveloxolone in Mitochondrial Myopathies

MM are a multi-systemic group of myopathies associated with mitochondrial dysfunction that are caused by over 200 different genetic mutations.  Patients with MM present a complex array of symptoms that can vary widely in severity, with main symptoms including muscle weakness, exercise intolerance, and fatigue.  We are studying omaveloxolone in MOTOR, a two-part randomized, placebo-controlled, double-blind, dose-escalation Phase 2 trial to evaluate the safety and efficacy of omaveloxolone in patients with MM.  The protocol for the trial allows up to 100 patients with MM under the Investigational New Drug application (IND) that we sponsored and filed in July 2014.  In 2014, we met with the FDA to discuss our MM program.  Based on discussions with the FDA, we designed a two-part trial with evaluation of a broad dose range in part 1 and confirmatory evaluation of safety and efficacy in part 2.  Part 1 focuses on the evaluation of safety and efficacy of omaveloxolone doses ranging from 2.5 mg to 160 mg.  Data for multiple endpoints are being collected, with the primary efficacy endpoint being the change in peak work, as measured by exercise testing on a recumbent bicycle.  The key secondary endpoint is the change from baseline in patients’ 6MWD.  Part 2 is designed to provide additional efficacy and safety data and it has the potential to be used for registration.  We completed patient enrollment in part 1 in the third quarter of 2017, and data are expected in the first quarter of 2018.  We expect to evaluate the data and, if successful, make any changes needed to the protocol and then initiate part 2 of MOTOR.

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

Omaveloxolone in Melanoma

We are studying omaveloxolone in REVEAL, an open-label, multi-center, dose-escalation Phase 1b/2 trial evaluating the safety, pharmacodynamics, and efficacy of omaveloxolone, in combination with existing immunotherapies, in up to 102 patients with metastatic melanoma.  In REVEAL, patients receive omaveloxolone monotherapy for one week, followed by omaveloxolone in combination with the labeled treatment course of either Yervoy® or Opdivo®.  We have observed no significant tolerability issues in REVEAL to date.  The trial is being overseen by a PSRC that reviews all data, including SAE and AE data, to assess safety.  The PSRC has not reported any safety concerns to date.  Data from the 1b dose escalation portion of REVEAL are expected during the second half of 2017.  In September 2017, we received orphan drug designation for omaveloxolone for the treatment of Stage IIb through IV malignant melanoma.

RTA 901 for the Treatment of Neurological Indications

Our Hsp90 modulators, including RTA 901, are highly potent and selective C-terminal modulators of Hsp90.  Modulation of Hsp90 may induce expression of Hsp70, a molecular chaperone that plays a critical role in the process through which a protein assumes its functional shape and that serves as a central gatekeeper for mitochondrial protein import.  Mitochondria rely on Hsp70-dependent protein import mechanisms for almost all of their activity, including the production of ATP.  There are also indications that Hsp70 may play a profound role in neuroprotection since nerve cells are high consumers of ATP and rely on Hsp70-dependent protein import for proper mitochondrial function.

We have conducted a Phase 1 clinical trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 901 in healthy adult volunteers.  The trial was designed in two parts, part 1 with single ascending doses, and part 2 with multiple ascending doses.  In part 1, 48 healthy subjects in 6 groups of 8 subjects each were randomized in a 3:1 ratio to receive a single dose of RTA 901 or placebo, respectively.  In part 2, 30 healthy subjects in 3 groups of 10 subjects each were randomized in a 4:1 ratio to receive 14 daily doses of RTA 901 or placebo, respectively.  We encountered no safety or tolerability issues, observed an acceptable pharmacokinetic profile in the trial, and are currently evaluating various options in the design and timing of a Phase 2 trial.

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

Additional Nrf2 Activator Indications

If beneficial effects are demonstrated in our ongoing CKD caused by Alport syndrome, CTD-PAH, FA, MM, and PH-ILD trials, this could indicate that our Nrf2 activator pharmacology may also provide therapeutic benefit for patients suffering from other diseases where mitochondrial dysfunction or chronic inflammation is implicated.  In addition, if therapeutic benefits are demonstrated in CKD caused by Alport syndrome, the Nrf2 activator pharmacology may also provide therapeutic benefit in other kidney diseases.  Some of these diseases may be treated by our current lead product candidates, bardoxolone methyl and omaveloxolone.

Additional Hsp90 Modulator Indications

If beneficial neuroprotective and bioenergetic effects are demonstrated in our future Phase 2 trials, this could indicate that our Hsp90 modulator pharmacology may also provide therapeutic benefit for patients suffering from other diseases where neurodegeneration and mitochondrial dysfunction are implicated.

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

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through September 30, 2017, we have incurred a total of $529.0 million in research and development expense, a majority of which relates to the development of bardoxolone methyl and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

In September 2016, we and AbbVie mutually agreed that we would continue unilateral development of omaveloxolone.  Therefore, AbbVie no longer co-funds the exploratory development costs of this program, but retains the right to opt back in at certain points in development.  For the three and nine months ended September 30, 2017, no payments related to shared research and development costs were received.

The following table summarizes our research and development expenses incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands)
Bardoxolone methyl	$8,857	$4,508	$25,312	$11,725
Omaveloxolone	$3,289	725	$7,015	3,539
RTA 901	$398	303	$1,772	1,880
Other research and development expenses	$5,782	3,764	$16,731	10,537
Total research and development expenses	$18,326	$9,300	$50,830	$27,681

The program-specific expenses summarized in the table above include costs that we directly allocate to our product candidates.  Our other research and development expenses include research and development salaries, benefits, stock-based compensation, and preclinical, research, and discovery costs, which we do not allocate on a program-specific basis.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions.  Other general and administrative expenses include facility-related costs, professional fees, accounting and legal services, depreciation expense, other external services, and expenses associated with obtaining and maintaining our intellectual property rights.

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

Comparison of the three months ended September 30, 2017 and 2016 (unaudited)

The following table sets forth our results of operations for the three months ended September 30:

	2017	2016	Change $	Change %
	(unaudited)
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$12,501	$12,500	$1	—
Other revenue	56	51	5	10
Total collaboration revenue	12,557	12,551	6	—
Expenses
Research and development	18,326	9,300	9,026	97
General and administrative	6,151	4,039	2,112	52
Depreciation and amortization	98	170	(72)	(42)
Total expenses	24,575	13,509	11,066	82
Other income (expense)
Investment income	198	62	136	219
Interest expense	(484)	—	(484)	(100)
Other income (expense)	(3)	—	(3)	(100)
Total other income (expense)	(289)	62	(351)	(566)
Loss before taxes on income	(12,307)	(896)	(11,411)	(1,274)
Provision for taxes on income	1	1	—	—
Net loss	$(12,308)	$(897)	$(11,411)	(1,272)

Revenue

License and milestone revenue totaled $12.5 million for each of the three months ended September 30, 2017 and 2016.  License revenue represented 100% of total revenue for the three months ended September 30, 2017 and 2016.

The following table summarizes the sources of our revenue for the three months ended September 30:

	2017	2016
	(unaudited)
	(in thousands)
License and milestone
AbbVie license agreement	$5,397	$5,396
AbbVie collaboration agreement	6,717	6,717
KHK agreement	387	387
Total license and milestone	12,501	12,500
Other revenue	56	51
Total collaboration revenue	$12,557	$12,551

Research and Development Expenses

Research and development expenses increased by $9.0 million, or 97%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.  The increase was primarily due to $4.3 million in increased clinical and manufacturing activities, primarily for CARDINAL, CATALYST, and the extension trial for CATALYST and LARIAT patients (trials that were initiated or began enrolling in the fourth quarter of 2016), $1.8 million in manufacturing activities for part 2 of MOXIe and REVEAL, $0.8 million reduction in co-funding from AbbVie as a result of the agreement for Reata to continue development of omaveloxolone unilaterally, $0.8 million in preclinical and manufacturing activities in our RORγT program, $0.7 million in personnel expense to support growth in our development activities, and $0.2 million in stock compensation expense related to award issuances in December 2016 and additional issuances to new employees.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, or 52%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.  The increase was primarily due to $0.8 million in personnel expense to support growth in the organization and expanded development activities, $0.4 million in license fees, $0.6 million in stock compensation expense related to award issuances in December 2016 and additional issuances to new employees, and $0.2 million in increased commercial research activities.

Investment Income

Investment income was immaterial for the three months ended September 30, 2017 and 2016.

Interest Expense

Interest expense increased by $0.5 million, or 100%, for the three months ended September 30, 2017, compared to three months ended September 30, 2016.  The increase was attributable to interest charges associated with borrowings under our Loan Agreement entered in March 2017.

Provision for Taxes on Income

Benefit for taxes on income was immaterial for the three months ended September 30, 2017 and 2016.

Comparison of the nine months ended September 30, 2017 and 2016 (unaudited)

The following table sets forth our results of operations for the nine months ended September 30:

	2017	2016	Change $	Change %
	(unaudited)
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$37,594	$37,230	$364	1
Other revenue	500	125	375	300
Total collaboration revenue	38,094	37,355	739	2
Expenses
Research and development	50,830	27,681	23,149	84
General and administrative	17,312	11,783	5,529	47
Depreciation and amortization	336	537	(201)	(37)
Total expenses	68,478	40,001	28,477	71
Other income (expense)
Investment income	352	113	239	212
Interest expense	(956)	—	(956)	(100)
Other income (expense)	(3)	—	(3)	(100)
Total other income (expense)	(607)	113	(720)	(637)
Loss before taxes on income	(30,991)	(2,533)	(28,458)	(1,123)
Provision (benefit) for taxes on income	2	(442)	444	100
Net loss	$(30,993)	$(2,091)	$(28,902)	(1,382)

Revenue

License and milestone revenue increased by $0.4 million, or 1%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  The increase was primarily due to the achievement of a $0.5 million milestone from a research collaboration with a disease advocacy organization in March 2017.  License revenue represented 99% and 100% of total revenue for the nine months ended September 30, 2017 and 2016, respectively.

Other revenue increased by $0.4 million, or 300%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  The increase was primarily due to reimbursements of expenses from KHK for KHK clinical drug costs incurred.

The following table summarizes the sources of our revenue for the nine months ended September 30:

	2017	2016
	(unaudited)
	(in thousands)
License and milestone
AbbVie license agreement	$16,014	$16,073
AbbVie collaboration agreement	19,931	20,004
KHK agreement	1,149	1,153
Other	500	—
Total license and milestone	37,594	37,230
Other revenue	500	125
Total collaboration revenue	$38,094	$37,355

Research and Development Expenses

Research and development expenses increased by $23.1 million, or 84%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  The increase was primarily due to $13.6 million in increased clinical and manufacturing activities, which include start-up costs, for CARDINAL, CATALYST, and the extension trial for CATALYST and LARIAT patients (trials that were initiated or began enrolling in the fourth quarter of 2016), $2.2 million in personnel expense to support growth in our development activities, $2.1 million in clinical and manufacturing activities, which include start-up costs, for part 2 of MOXIe, MOTOR, and REVEAL, $1.9 million in preclinical and manufacturing activities in our RORγT program, $1.4 million reduction in co-funding from AbbVie as a result of the agreement for Reata to continue development of omaveloxolone unilaterally, $1.0 million in stock compensation expense related to award issuances in December 2016 and additional issuances to new employees, and $0.7 million in increased medical affairs activities.

General and Administrative Expenses

General and administrative expenses increased by $5.5 million, or 47%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  The increase was primarily due to $1.3 million in personnel expense to support growth in the organization and expanded development activities, $2.3 million in stock compensation expense related to award issuances in December 2016 and additional issuances to new employees, $0.5 million in increased commercial research activities, $0.8 million in intellectual property costs due to additional validation of patents, new applications, national stage filings, and license fees, and $0.4 million increased legal, insurance, and consulting costs in connection with being a public company.

Investment Income

Investment income was immaterial for the nine months ended September 30, 2017 and 2016.

Interest Expense

Interest expense increased by $1.0 million, or 100%, the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  The increase was attributable to interest charges associated with borrowings under our Loan Agreement entered in March 2017.

Provision for Taxes on Income

Benefit for taxes on income decreased by $0.4 million, or 100%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to differences generated and changes in the valuation allowances.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, and secured loans.  To date, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and received $750 million from payments under license and collaboration agreements, $169.8 million in net proceeds from our initial public offering and follow-on offering of our Class A common stock, and $19.7 million in net proceeds from our Loan Agreement in March 2017.  As of September 30, 2017, we had available cash and cash equivalents of approximately $154.6 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On August 1, 2017, we closed a follow-on underwritten public offering of 3,737,500 shares of our Class A common stock, which included 487,500 shares of our Class A common stock issued pursuant to an option granted to the underwriters, for gross proceeds of $115.9 million.  The Company received total proceeds from the offering of $108.5 million, after deducting underwriting discounts and commissions and offering expenses.

On March 31, 2017, we entered into a Loan Agreement, which was amended on November 3, 2017 (Amended Loan Agreement).  Under the Amended Loan Agreement, our Lenders agreed to lend us up to $45.0 million, issuable in two separate tranches of $20.0 million (Term A Loan) and either $20.0 million or $25.0 million (Term B Loan).  On March 31, 2017, we borrowed $20.0 million from the Term A Loan.  We may, at our sole discretion, borrow $20.0 million under the Term B Loan.  An additional $5.0 million will be available under the Term B Loan, providing a total of $25.0 million, upon the achievement of one of two milestones.  We may borrow the Term B Loan by the earlier of 90 days after the achievement of a milestone or June 29, 2018.

All outstanding Term Loans will mature on March 1, 2022.  We will make interest-only payments through October 1, 2018; however, if we draw the Term B Loan, we will make interest-only payments through October 1, 2019.  The interest-only payment period will be followed by principal and interest payments thereafter and through maturity.  The Term A Loan bears interest at a floating per annum rate between a minimum of 8.15% and a maximum of 10.15%.  The interest rate is calculated as 7.40% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 0.75%.

We paid an amendment fee of $250,000 on November 8, 2017, upon execution of the amendment to the Loan Agreement.  If we do not draw the Term B Loan, we will pay an unused line fee of $1 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the nine months ended September 30 set forth below:

	2017	2016
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(58,523)	$(8,123)
Investing activities	(208)	(281)
Financing activities	128,599	62,056
Net change in cash and cash equivalents	$69,868	$53,652

Operating Activities

Net cash used in operating activities was $58.5 million for the nine months ended September 30, 2017, consisting primarily of net loss of $31.0 million adjusted for non-cash items including stock-based compensation expense of $4.7 million, depreciation and amortization expense of $0.4 million, and a net decrease in operating assets and liabilities of $32.6 million.  The significant items in the change in operating assets and liabilities include an increase of prepaid expenses, other current assets, and other assets of $1.5 million due to clinical trial prepayments and reimbursements due from KHK, a decrease in account payable of $1.4 million due to timing of vendor payments, an increase in accrued direct research and other current liabilities of $7.4 million due clinical trial activities, and a decrease in deferred revenue of $37.1 million.  The decrease in deferred revenue relates to the timing of upfront payments and ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, resulting in recognition of $37.1 million of license and milestone revenue.

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

Investing Activities

Net cash used in investing activities consisted of purchases and sales of property and equipment.  Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was not significant.

Financing Activities

Net cash provided by financing activities was $128.6 million, primarily due to net proceeds of $108.5 million from follow-on public offering and $19.7 million from our Loan Agreement for the nine months ended September 30, 2017.

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

On November 9, 2017, we entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which we may offer and sell up to $50 million of our Class A common stock from time to time in at-the-market transactions under our existing shelf registration statement.  As of the filing date of this Form 10-Q, there have been no shares sold under this program.

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

Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary due to a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Contractual Obligations and Commitments

As of September 30, 2017, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in our Annual Report on Form 10-K for year ended December 31, 2016, other than the following:

As of September 30, 2017, our contractual obligations were as follows:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(unaudited)
	(in thousands)
Operating lease obligations	$609	$51	$—	$660
Outstanding secured term loan	—	11,220	$9,370	$20,590
Total contractual obligations	$609	$11,271	$9,370	$21,250

On November 9, 2017, we amended the lease agreement for our principal executive offices in Irving, TX to extend the lease term by 24 months for an expiration date of October 2020.

Clinical Trials

As of September 30, 2017, we have several ongoing clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses, income taxes, and stock-based compensation.  We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $154.6 million at September 30, 2017, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We also have interest rate exposure as a result of our Term A Loan.  As of September 30, 2017, the outstanding principal amount of our Term A Loan was $20.0 million.  Term A Loan bears interest at a floating per annum rate calculated as 7.40% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 0.75%, with a minimum rate of 8.15% and a maximum rate of 10.15%.  Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term A Loan.  An increase of 100 basis points in interest rates would increase expense by approximately $0.2 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financials officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which could materially affect our businesses, financial condition, or future results.  Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.  There has been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2016 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 9, 2017, we entered into an at-the-market equity offering sales agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel) to sell, from time to time, shares of the Company’s Class A common stock, with aggregate proceeds of up to $50 million, through an “at-the-market” equity offering program under which Stifel will act as sales agent and/or principal. As of the filing date of this Form 10-Q, there have been no shares sold under this program.

Pursuant to the Sales Agreement, shares of the Company’s Class A common stock may be offered and sold through Stifel in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 of the Securities Act, including sales made directly on or through the NASDAQ Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and any other method permitted by law, including in privately negotiated transactions. Stifel will act as sales agent on a best efforts basis and use commercially reasonable efforts to sell on our behalf all of the shares of Class A common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms between Stifel and us. Except as otherwise described in the Sales Agreement, Stifel will be entitled to compensation at a commission rate of up to 3% of the gross sales price per share sold. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

The Class A shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-218915). The summary of the Sales Agreement in this Form 10-Q does not purport to be complete and is qualified by reference to such agreement, which is filed as Exhibit 1.1 to this Form 10-Q and incorporated herein by reference.

On November 9, 2017, we amended our lease agreement for our principal executive offices in Irving, TX to extend the lease term by 24 months for an expiration date of October 2020.  The amendment to our lease agreement is attached as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

1.1*	At-the-Market Equity Offering Sales Agreement, dated November 9, 2017, between Reata Pharmaceuticals, Inc., and Stifel, Nicolaus & Company, Incorporated.

5.1*	Legal Opinion of Vinson & Elkins L.L.P.

10.1*	Lease Amendment No. 11, effective as of November 9, 2017, between Reata Pharmaceuticals, Inc. and SDCO Gateway Commerce I & II, Inc.

10.2

First Amendment to Loan and Security Agreement, dated as of November 3, 2017, by and among Reata Pharmaceuticals, Inc., as borrower, Oxford Finance LLC, as the collateral agent and a lender, and Silicon Valley Bank, as a lender thereto (incorporated by reference to exhibit 10.1 to the Registrants’ Current Report on Form 8-K, file No. 001-37785, filed with the Commission on November 7, 2017.

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

Date: November 13, 2017	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Jason D. Wilson
Name:	Jason D. Wilson
Title:	Chief Financial Officer