Form 10-K
period 2017-12-31
REATA PHARMACEUTICALS INC
filed 2018-03-02
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A Common Stock on The NASDAQ Stock Market on June 30, 2017, was $317,047,608.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2018 was 19,990,929 shares of Class A Common Stock and 6,164,269 shares of Class B Common Stock.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 13, 2018, are incorporated by reference into Part III of this Report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA) with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA.  In this Annual Report on Form 10-K, all statements other than statements of historical or present facts, including statements regarding our future financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “might,” “estimate,” “continue,”  “anticipate,” “intend,” “target,” “project,” “model,” “should,” “would,” “plan,” “expect,” “predict,” “could,” “seek,” “goals,” “potential,”  and similar terms or expressions that concern our expectations, strategy, plans, or intentions.  These forward-looking statements include, but are not limited to, statements about:

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

•	the success of competing therapies that are or may become available;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our ability to maintain and establish collaborators with development, regulatory, and commercialization expertise;
•	our ability to attract and retain key scientific or management personnel;
•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act);
•	our expectations related to the use of our available cash;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical trials;
•	the initiation, timing, progress, and results of future preclinical studies and clinical trials, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	the impact of governmental laws and regulations; and
•	developments and projections relating to our competitors and our industry.

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

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing therapeutics to address serious and life-threatening diseases with few or no approved therapies by targeting molecular pathways that regulate cellular metabolism and inflammation.  We are currently conducting three registrational trials with our lead product candidates, bardoxolone methyl and omaveloxolone, which activate the transcription factor Nrf2 to restore mitochondrial function, reduce oxidative stress, and resolve inflammation.  Our lead registrational programs are evaluating our product candidates for the treatment of a rare form of chronic kidney disease (CKD) caused by Alport syndrome, a rare form of degenerative neuromuscular disease called Friedreich’s ataxia (FA), and a rare and severe form of pulmonary arterial hypertension associated with connective tissue disease (CTD-PAH).

We are developing bardoxolone methyl for the treatment of patients with CKD caused by Alport syndrome and four additional rare forms of CKD that, in the aggregate, affect more than half a million patients in the United States.  CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood, called the glomerular filtration rate (GFR).  When GFR gets too low, patients develop end stage renal disease (ESRD) and require dialysis or a kidney transplant to survive.  In 11 clinical trials, bardoxolone methyl has been shown to consistently improve kidney function, as assessed by estimated GFR (eGFR) in patients with a variety of diseases that result in decreased kidney function.  We believe that bardoxolone methyl treatment has the potential to delay or prevent GFR declines that cause the need for dialysis or a transplant in patients with Alport syndrome and other rare forms of CKD.

We are conducting a Phase 2/3 trial called CARDINAL, which is an international, multi-center, randomized, double-blind, placebo-controlled trial in the Phase 3 portion, that studies the safety and efficacy of bardoxolone methyl in patients with CKD caused by Alport syndrome.  Alport syndrome is a rare and serious hereditary disease with no approved therapies that affects both children and adults.  Patients with Alport syndrome experience annual declines in kidney function and, in patients with the most severe forms of the disease, approximately 50% progress to dialysis by age of 25, 90% by age 40, and nearly 100% by age 60.  Last year, we reported the primary endpoint data for the open label, Phase 2 portion of CARDINAL.  In the Phase 2 portion, bardoxolone methyl demonstrated a statistically significant, mean increase from baseline in eGFR in 30 patients after 12 weeks of treatment.  All patients had an increase in eGFR, and these increases in eGFR translated to an improvement in CKD stage for approximately 73% of patients.

Based on these results, we began enrolling the Phase 3 portion of CARDINAL last year.  The Phase 3 study will enroll approximately 150 patients randomized evenly to either bardoxolone methyl or placebo.  The U.S. Food and Drug Administration (FDA) has provided us with guidance that, in patients with CKD caused by Alport syndrome, an analysis of retained eGFR, which is the eGFR change after a four week withdrawal of drug, demonstrating an improvement versus placebo after one year of bardoxolone methyl treatment may support accelerated approval. In addition, data demonstrating an improvement versus placebo in retained eGFR after two years of treatment may support full approval.  We expect to have one year top-line results from the Phase 3 portion of CARDINAL available in the second half of 2019.  If successful, we believe the results from the Phase 3 portion of CARDINAL, together with other data from our development program, will be sufficient to form the basis of a New Drug Application (NDA) submission to the FDA seeking approval of bardoxolone methyl for the treatment of CKD caused by Alport syndrome.

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder, caused by mutations in the gene for frataxin, a mitochondrial protein.  Patients with FA are typically dependent on wheelchair use 10 to 15 years after disease onset, and their median age of death is in the mid-30s.  There are no currently approved therapies for the treatment of FA.  Omaveloxolone is being studied in the registrational part 2 of our MOXIe trial.  In part 1 of MOXIe, at the optimal dose level, omaveloxolone demonstrated a statistically significant improvement in modified Friedreich’s Ataxia Rating Scale (mFARS) scores of 3.8 points (p=0.0001) versus baseline and a placebo-corrected improvement in mFARS scores of 2.3 points (p=0.06).  We expect to have top-line data from the MOXIe trial in the second half of 2019.  If successful, we believe the results from the MOXIe clinical trial, together with other data from the omaveloxolone program, will be sufficient to form the basis of an NDA submission to the FDA seeking approval of omaveloxolone for the treatment of FA.

We are studying bardoxolone methyl in CTD-PAH, which is a serious and progressive disease that leads to heart failure and death.  CTD-PAH patients are less responsive to existing vasodilator therapies than patients with the idiopathic form of PAH (I-PAH) and have a worse prognosis.  Bardoxolone methyl is being studied for the treatment of CTD-PAH in the Phase 3 CATALYST trial.  We initiated CATALYST following review of initial data from our Phase 2 clinical trial, LARIAT, which demonstrated a statistically significant, mean time-averaged increase in 6-minute walk distance (6MWD) at 16 weeks in CTD-PAH patients compared to baseline.  We currently expect to have top-line data from the CATALYST trial in the second half of 2018.  However, the trial is designed to enroll between 130 and 200 patients, and the final sample size will be determined by a pre-specified, blinded sample size re-calculation based on 6MWD variability and baseline characteristics.  The timing of data availability may change if the sample size is increased due to the sample size re-calculation.  If successful, we believe the results from the CATALYST trial, together with other data from the bardoxolone methyl development program, will be sufficient to form the basis of an NDA submission to the FDA seeking approval of bardoxolone methyl for the treatment of CTD-PAH.

In addition to our three registrational programs, we are currently conducting a battery of additional clinical and preclinical programs in serious and life-threatening diseases that may provide expansion opportunities for our drug candidates.  We plan to evaluate data from these earlier stage programs to determine which indications to advance into later stage trials.

Our Strategy

Our goal is to become a leader in the discovery, development, and commercialization of small molecule therapies for the treatment of severe and life-threatening diseases.  We seek to identify and select, for development and commercialization, small molecules with novel mechanisms of action that we believe have biological properties with broad applicability.  Once we have selected a class of small molecules, we apply their biological properties to clinical settings with unmet needs, and we triage opportunities based on development timeline and cost, regulatory pathway, and commercial opportunity.  After identifying suitable molecules for clinical development, we mitigate development risk by maintaining a diversified and broad clinical pipeline, rapidly analyzing data to determine the potential of each program, and entering into development collaborations with industry-leading collaborators.  Our strategy includes the following key components:

•

Completing our ongoing registrational trials and seeking regulatory approval.     We are currently studying bardoxolone methyl in registrational clinical trials in patients with CKD caused by Alport syndrome and in patients with CTD-PAH, and omaveloxolone in a registrational trial in patients with FA.  We plan to complete these trials and, if successful, to seek regulatory approval for commercialization in all three indications.

•

Commercializing our product candidates currently in registrational trials in the United States.     We retain commercial rights in the United States to our lead product candidates, bardoxolone methyl and omaveloxolone, and intend to commercialize these product candidates, if approved, in the United States.  As we advance towards regulatory approvals for our lead product candidates, we intend to establish a specialty sales and marketing infrastructure and to contract with third parties for commercial scale manufacturing.

•

Commercializing our product candidates currently in registrational trials outside of the United States.     We plan to internationally commercialize our lead product candidates, bardoxolone methyl and omaveloxolone, subject to regulatory approvals, either alone, with our strategic collaborators AbbVie Inc. (AbbVie) and Kyowa Hakko Kirin Co., Ltd. (KHK), or with new collaboration partners.  With the expansion of our product candidate pipeline, we may opportunistically seek additional strategic collaborations to maximize our commercial opportunities for these new product candidates outside of the United States.

•

Continuing to advance our Phase 1 and 2 clinical programs into registrational trials.     Our goal is to complete our Phase 1 and 2 clinical programs and evaluate data from all of these programs to determine how to prioritize and move forward into additional trials.  We plan to review indications in all of the disease spaces in which we are working and select indications for development based on the relevancy of data and regulatory endpoints.

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

Our Lead Programs

The chart below is a summary of our current registrational programs:

Registrational Programs
Program	Next Expected Milestone	Timing of Milestone
CKD caused by Alport syndrome	Phase 3 Data	2H 2019
Bardoxolone methyl
Friedreich’s ataxia	Phase 2 Part 2 Data	2H 2019
Omaveloxolone
CTD-PAH	Phase 3 Data	2H 2018 [1]
Bardoxolone methyl

1 The trial will enroll between 130 and 200 patients, with the final sample size determined by a pre-specified, blinded sample size re-calculation based on 6MWD variability and baseline characteristics.  If the final sample size is at the high end of the enrollment target, the timing of data release may change.

Foundational Biology of Our Nrf2 Activators

The foundational biology of Nrf2 activation underlies our two lead product candidates, bardoxolone methyl and omaveloxolone.  Nrf2 activators bind to Keap1, a protein that coordinates the cellular response to reactive oxygen species (ROS) and other stimuli.  Binding to Keap1 activates Nrf2, a transcription factor that evolved to orchestrate the resolution of inflammation.  Nrf2 coordinates this process by normalizing metabolism and increasing mitochondrial energy production (ATP), increasing cellular antioxidant capacity, and reducing production of ROS.  This activity inhibits inflammatory signaling pathways, such as NF-κB and the inflammasome.

[1]

Multiple disease processes or external stimuli can initiate cellular responses leading to mitochondrial dysfunction, oxidative stress, and inflammation.  Specific triggers can include an autoimmune response, genetic mutations, cellular damage (generating damage-associated molecular patterns (DAMPs), infections (generating pathogen-associated molecular patterns (PAMPs), or cytokine production.

[2]

Electrons are carried in the electron transport chain by NADH and FADH2, which are reducing equivalents that transfer electrons for the production of ATP.  NADH is the reduced form of nicotinamide adenine dinucleotide, and FADH2 is the reduced form of flavin adenine dinucleotide.  ROS are generated during the production of ATP; an excess of ROS leads to oxidative stress.  Reducing equivalents within the cell can either be consumed to produce energy via ATP, or consumed to defend against oxidative stress (ROS).  Nrf2 activation is also associated with an increase in the number of mitochondria within cells (mitochondrial biogenesis).

[3]

Glutathione, SOD (superoxide dismutase), TRX (thioredoxin), GRX (glutaredoxin), PRX (peroxiredoxins), and GPX (glutathione peroxidase) are all enzymes and molecules with antioxidant activities, which convert ROS, reactive nitrogen species, and other harmful reactive molecules into less harmful molecules.  Nrf2 activation leads to increased production of these antioxidants, which augments the ability of the cell to defend against oxidative stress, thereby allowing more reducing equivalents to be used for energy production.

[4]

A key component of inflammatory signaling is the NLRP3 (NOD-like receptor family pyrin domain containing 3) inflammasome.  NLRP3 can be activated by a number of stimuli, including mitochondrial ROS.  NLRP3 activation, together with IκBα/Nf- κ B signaling, leads to the production of multiple proteins involved in pro-inflammatory signaling, including IL-1β (interleukin 1-beta), IL-6 (interleukin 6), MCP1 (monocyte chemotactic protein-1), and TNF α  (tumor necrosis factor-alpha).  IκBα is a negative regulator of the Nf- κ B pathway.

Abnormal metabolism, decreased ATP levels, increased ROS production, and chronic inflammatory signaling are common features of a variety of diseases.  When left unresolved, these pathologic processes can lead to abnormal cellular proliferation, tissue fibrosis and remodeling, and organ damage.  By correcting the underlying molecular aberrations, Nrf2 activators may have the potential to prevent these longer-term consequences and improve disease symptoms.  Since mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, Nrf2 activators may have many potential clinical applications and have been the subject of more than 200 peer-reviewed scientific papers.

Bardoxolone Methyl for the Treatment of Rare Chronic Kidney Diseases

Overview

We are developing bardoxolone methyl for the treatment of patients with CKD caused by Alport syndrome and four additional rare forms of CKD that, in the aggregate, affect more than half a million patients in the United States.  CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood, called GFR.  When GFR gets too low, patients develop ESRD and require dialysis or a kidney transplant to survive.  Dialysis increases the likelihood of serious and life-threatening complications, such as cardiovascular disease, and the five-year survival rate for hemodialysis patients is only approximately 40%.  The number of patients with ESRD in the United States has nearly doubled in the last two decades with an estimated 700,000 patients as of 2015.  Approximately 30% of these patients suffer from a rare form of CKD.  There are no approved therapies in the United States for Alport syndrome or the four additional rare forms of CKD addressed by our program.

We believe that bardoxolone methyl treatment has the potential to delay or prevent the loss of kidney function that causes the need for dialysis or a transplant in patients with Alport syndrome and other rare forms of CKD.  In 11 clinical trials, bardoxolone methyl has been shown to consistently improve kidney function, as assessed by eGFR in patients with a variety of diseases that result in decreased kidney function.  eGFR is an estimate of the kidney’s filtration rate that is used to track the decline in kidney function and progression to ESRD.  In addition to eGFR improvements, bardoxolone methyl treatment has been shown to significantly increase directly-measured GFR using the “gold standard” inulin clearance method and has been shown to reduce the levels of blood waste products filtered by the kidney.  Further, kidney function improvements from bardoxolone methyl treatment are sustained in long term trials.  In two large, international, placebo-controlled clinical studies in patients with CKD caused by type 2 diabetes, BEAM and BEACON, bardoxolone methyl treatment produced sustained increases in eGFR for at least one year.  In BEACON, patients that received bardoxolone methyl treatment were more than 50% less likely than patients receiving placebo to experience events that predict kidney failure.  In PAH patients in LARIAT, eGFR improvements from bardoxolone methyl treatment were durable for two years.  Importantly, in BEAM and BEACON, bardoxolone methyl treatment for one year produced a retained eGFR benefit after the drug was withdrawn.  This retained eGFR benefit provides additional evidence that bardoxolone methyl treatment may protect the structure of the kidney and may prevent or delay the need for dialysis or a transplant.

The FDA has provided us with guidance that, in patients with CKD caused by Alport syndrome, data demonstrating an improvement versus placebo in retained eGFR after one year of bardoxolone methyl treatment may support accelerated approval, and data demonstrating an improvement versus placebo in retained eGFR after two years of treatment may support full approval.  Based on this guidance, we are conducting a Phase 2/3 trial called CARDINAL in patients with a severe, genetic form of CKD caused by Alport syndrome, and we expect data from the study to be available during the second half of 2019.  Alport syndrome is a rare and serious hereditary disease with no approved therapies that affects both children and adults.  Patients with Alport syndrome experience progressive loss of kidney function and, in patients with the most severe forms of the disease, approximately 50% progress to dialysis by age of 25, 90% by age 40, and nearly 100% by age 60.

CARDINAL, which is an international, multi-center, randomized, double-blind, placebo-controlled trial in the Phase 3 portion, studies the safety and efficacy of bardoxolone methyl in patients with CKD caused by Alport syndrome.  Last year, we reported the primary endpoint data for the open label, Phase 2 portion of CARDINAL.  In the Phase 2 portion, bardoxolone methyl demonstrated a statistically significant, mean increase from baseline in eGFR of 13.4 mL/min/1.73 m2 (p<0.000000001) in 30 patients after 12 weeks of treatment.  All patients had an increase in eGFR from baseline, and these increases in eGFR translated to an improvement in CKD stage for approximately 73% of patients.  Patients in the Phase 2 portion of CARDINAL will continue study drug for two years, and retained eGFR will be assessed after both one and two years of treatment.  We expect to have one year retained eGFR data from the Phase 2 portion of CARDINAL in the third quarter of 2018.

Because we observed a statistically significant increase in eGFR after 12 weeks of treatment in the Phase 2 portion of CARDINAL, we began enrolling the Phase 3 portion of CARDINAL last year.  The Phase 3 study will enroll approximately 150 patients randomized evenly to either bardoxolone methyl or placebo.  We will measure on-treatment eGFR at 48 weeks and the retained eGFR at 52 weeks.  After 52 weeks, patients will be restarted on study drug with their original treatment assignments and will continue on study drug for a second year.  The second year on-treatment eGFR will be measured after 100 weeks and the retained eGFR will be measured at Week 104.  We expect to have one year top-line results from the Phase 3 portion of CARDINAL available in the second half of 2019.  If successful, we believe the results from the Phase 3 portion of CARDINAL, together with other data from our development program, will be sufficient to form the basis of an NDA submission to the FDA seeking approval for bardoxolone methyl in the United States.

Because we believe the mechanism of action of bardoxolone methyl addresses a final common pathway of kidney function loss, and because we have observed significant increases in eGFR in patients with declining kidney function from a variety of diseases, we are conducting an additional clinical study to assess whether bardoxolone methyl treatment can increase kidney function, as assessed by eGFR, in patients with four additional rare forms of CKD.  PHOENIX is an open-label, multi-center Phase 2 trial to evaluate the safety and efficacy of bardoxolone methyl in patients with autosomal dominant polycystic kidney disease (ADPKD), IgA nephropathy, type 1 diabetic CKD, or focal segmental glomerulosclerosis (FSGS).  We plan to enroll approximately 25 patients of each of these rare forms of CKD in PHOENIX and to evaluate the effect of bardoxolone methyl treatment on eGFR at 12 weeks.  We have enrolled patients in PHOENIX from each of the four rare forms of CKD, and expect to have data from one or more of the four cohorts available during the second half of 2018.

Background on Rare Forms of CKD, eGFR, and the Burden of ESRD and Dialysis

CKD is characterized by a progressive loss in the rate at which the kidney is filtering blood, called GFR.  CKD typically results from diabetic complications, hypertension, obesity, genetic defects, or autoimmunity.  The initiating events that promote CKD can be quite different, but a substantial body of evidence has emerged that chronic inflammation is a common underlying feature for most forms of CKD.

Declining kidney function leads to the buildup of high levels of waste products in the blood that causes the patient to suffer symptoms, such as nausea and fatigue, and to develop complications including high blood pressure, anemia, weak bones, poor nutritional health, and nerve damage.  eGFR is an estimate of GFR that nephrologists use to track the decline in kidney function and progression of CKD.  Normal individuals have an eGFR of approximately 120 mL/min/1.73 m2.  When eGFR declines to approximately 15 mL/min/1.73 m2, patients develop ESRD and require dialysis or a kidney transplant to survive.

Dialysis can lead to a reduced quality of life as patients must spend several hours at a dialysis clinic three or more times a week for the remainder of their life, and may suffer side effects due to dialysis.  Dialysis also increases the likelihood of serious and life-threatening complications, such as cardiovascular disease, and the five-year survival rate for hemodialysis patients is only approximately 40%.  The number of patients with ESRD in the United States has nearly doubled in the last two decades with an estimated 700,000 patients as of 2015.  Approximately 30% of these patients suffer from a rare form of CKD.  In 2015, Medicare spending for CKD was $98 billion, of which $34 billion was spent on patients with ESRD.  The only approved therapies in the United States for any form of CKD that affect disease progression are blood pressure medications, angiotensin converting enzyme (ACE) inhibitors, and angiotensin receptor blockers (ARBs) approved for diabetic nephropathy, that modestly slow the rate of kidney function loss.  There are no approved therapies in the United States for Alport syndrome or the four additional rare forms of CKD addressed by our program.

Mechanism of Action of Bardoxolone Methyl in CKD

Bardoxolone methyl has been evaluated in many preclinical models of CKD and, unlike blood pressure medications, bardoxolone methyl targets inflammation in the kidney.  In preclinical studies that are the subject of more than 40 recent peer-reviewed publications, bardoxolone methyl and related analogs have been shown to reduce inflammation, improve renal function, and prevent injury, remodeling, and fibrosis of the kidney in many animal models of kidney disease.

In the kidney, the first stage of the blood filtering process takes place in the glomerulus, which consists of a small tuft of capillaries containing endothelial cells, between which are large pores, and mesangial cells, which are modified smooth muscle cells that lie between the capillaries.  Tight coordination between these cell types is necessary for proper filtration.  The pores between the endothelial cells allow for the free filtration of fluid, plasma solutes, and protein.  When endothelial cells become dysfunctional, due to oxidative stress or other reasons, the pores can become more permeable and increase spillage of protein, which can drive further inflammatory signaling and oxidative stress.  The mesangial cells regulate blood flow by their contractile activity, and contraction of the cells reduces surface area for filtration of the blood.  Mesangial cells also remove proteins and other molecules trapped in the glomerular basement membrane (GBM), or filtration barrier.

In preclinical models, bardoxolone methyl improves GFR by reducing glomerular inflammation, reversing endothelial dysfunction, and restoring filtration surface area

In CKD (left), chronic activation of pro-inflammatory and pro-fibrotic pathways results in endothelial dysfunction and thickening of the GBM, such that the filtration surface area is reduced.

Bardoxolone methyl (right) has been shown, in preclinical models, to improve GFR by targeting these pathways and can therefore improve GFR by reducing glomerular inflammation and fibrosis to restore filtration surface area.

In animal models, bardoxolone methyl and analogs reverse endothelial dysfunction and mesangial cell contraction and increase the surface area of the glomerulus, increasing GFR.  Further, data from animal models demonstrate that the compounds preserve kidney function and prevent fibrosis in multiple settings, including in models of high blood pressure, diabetes, lupus, and excessive protein.

Clinical Trials of Bardoxolone Methyl in CKD

Bardoxolone methyl has been evaluated in multiple clinical trials enrolling over 2,000 patients exposed to active drug, including those with CKD caused by type 2 diabetes, PAH patients, Alport syndrome patients, patients with solid tumors or lymphoma, and healthy volunteers.  Bardoxolone methyl has been shown to consistently improve kidney function as measured by eGFR and other markers of kidney function in numerous clinical trials.  Key features of bardoxolone methyl’s effects on kidney function are summarized below.

Bardoxolone Methyl Improves Kidney Function as Assessed by eGFR, Measured GFR (Inulin Clearance), and Creatinine Clearance

Bardoxolone Methyl Improved Kidney Function as Assessed by eGFR in 11 Clinical Trials

Study	Phase/Country	Patient Population	∆eGFR (mL/min/1.73m2)
402-C-0801 (Stratum 1)	2a/US	CKD/Diabetes	6.7 (p<0.001)[a]
402-C-0801 (Stratum 2)	2b/US	CKD/Diabetes	7.2 (p<0.001)[a]
402-C-0804 (BEAM)	2/US	CKD/Diabetes	8.6 (p<0.001)[b]
402-C-0902	2/US	CKD/Diabetes	6.5 (p<0.001)[a]
402-C-0903 (BEACON)	3/Global	CKD/Diabetes	6.4 (p<0.001)[b]
402-C-1102	1/US	CKD/Diabetes	9.0 (p<0.05)[a]
RTA402-005 (TSUBAKI)	2/Japan	CKD/Diabetes	6.6 (inulin GFR) (p=0.008)[b]
402-C-1603	2/US	Alport Syndrome	13.4 (p<0.001)[a]
402-C-0501	1/US	Cancer	18.2 (p<0.0001)[a]
402-C-0702	1/2/US	Cancer	32.2 (p=0.001)[a]
402-C-1302 (LARIAT)	2/US	PAH	10.6 (p<0.0001)[b]

a Change from baseline

b Placebo-corrected change from baseline

In addition to eGFR improvements, bardoxolone methyl treatment has been shown to significantly increase directly-measured GFR in patients with type 2 diabetes and CKD using the “gold standard” inulin clearance method and to reduce the levels of blood waste products filtered by the kidney.  In 2017, our partner, KHK, presented results of its trial, TSUBAKI, a double-blind, randomized, placebo-controlled Phase 2 trial conducted in Japan.  In TSUBAKI, bardoxolone methyl demonstrated statistically significant and clinically meaningful increases in directly-measured GFR.  Moreover, measured GFR increases were significantly and positively correlated with improvements in eGFR.  The observed increase in GFR demonstrates that increases in eGFR produced by bardoxolone methyl in various forms of CKD, including Alport syndrome, reflect a true increase in kidney function.  In TSUBAKI, bardoxolone methyl demonstrated a favorable safety profile with no adverse effect on blood pressure, urine output or sodium excretion, and no evidence of overt fluid overload or cardiac toxicity.

In several studies, bardoxolone methyl significantly increased creatinine clearance, another assessment of kidney function.  Importantly, these increases were not associated with a change in total 24 hour excretion of creatinine, which demonstrates that bardoxolone methyl does not affect creatinine metabolism.  In other CKD studies, bardoxolone methyl has been shown to significantly reduce blood waste products in inverse correlation to eGFR increases and to numerically reduce renal serious adverse events (SAEs) and ESRD events.  Taken together, these data demonstrate that the increases in eGFR observed in multiple CKD studies of bardoxolone methyl treatment reflect true increases in GFR and support the use of eGFR as a reliable marker of renal function.

Bardoxolone Methyl Demonstrated Sustained eGFR Increases for One and Two Years in Duration

Two separate trials in patients with CKD caused by type 2 diabetes, BEAM and BEACON, showed that increases in eGFR in patients treated for one year or longer with bardoxolone methyl, were sustained for at least one year.  In BEACON, bardoxolone methyl treated patients had mean increases in eGFR through Week 48 of 5.6 mL/min/1.73 m2.  In contrast, placebo-treated patients experienced a mean decline in eGFR of -1.2 mL/min/1.73 m2, corresponding to a statistically significant relative difference between groups of 6.8 mL/min/1.73 m2 (p<0.001).  In BEAM, bardoxolone methyl treated patients at the mid- and high doses had mean increases in eGFR through Week 48 of 14.9 mL/min/1.73 m2.  In contrast, placebo-treated patients experienced a mean decline in eGFR of -1.1 mL/min/1.73 m2, corresponding to a statistically significant relative difference between groups of 16.0 mL/min/1.73 m2 (p<0.001).

eGFR Increased in BEAM and BEACON

	Mean eGFR Change ± SE (mL/min/1.73 m2)
	BEAM		BEACON
Treatment Group	n	eGFR Change	n	eGFR Change
Placebo	57	-1.1± 1.3	281	-1.2 ± 0.3
Bardoxolone methyl	56[a]	14.9 ± 1.9	241	5.6 ± 0.6

a Combined mid/high dose

In February 2018, we announced that improvements in kidney function were durable for two years in LARIAT.  These data represented the longest analyzed duration patients have received bardoxolone methyl.  Patients in the placebo-controlled, double-blind phase of LARIAT had impaired kidney function upon study entry, with an average eGFR of 73.4 mL/min/1.73 m2.  Patients who received treatment with bardoxolone methyl (n=71) had a statistically significant increase in eGFR compared to placebo (n=30) of 10.6 mL/min/1.73 m2 (p<0.0001) after 16 weeks of treatment.

After completing 16 weeks of treatment, all patients in LARIAT were eligible to receive bardoxolone methyl in an open-label extension study.  At the time of the analysis, 56 patients had received at least 56 weeks of bardoxolone methyl treatment, of which 55 had an eGFR measurement at Week 56.  After 56 weeks of treatment, data demonstrated a statistically significant, mean increase in eGFR of 10.7 mL/min/1.73 m2 from baseline (p<0.0001).  Additionally, 26 patients had received bardoxolone methyl for at least 104 weeks, and after 104 weeks of treatment, data demonstrated a statistically significant, mean increase in eGFR of 11.3 mL/min/1.73 m2 from baseline (p<0.0001).  Notably, 88% of patients on bardoxolone methyl maintained increases in eGFR above baseline after two years of treatment.

In the LARIAT Trial with PAH Patients, Bardoxolone Methyl Demonstrated Changes in eGFR Durable through Two Years of Treatment

PAH patients experience an estimated annual loss of kidney function of approximately 8 to 13 mL/min/1.73 m2 and are extremely sensitive to any adverse perturbations of renal or cardiac function.  Additionally, the median survival for PAH patients from time of diagnosis is four to seven years.  Upon study entry, the LARIAT PAH patients had a median time since diagnosis of 3.3 years (n=101; 66 weeks median duration of treatment).  At the time of this analysis, LARIAT PAH patients had experienced a lower rate of hospitalization when compared to recent registrational and observational PAH studies, and there were no deaths among these LARIAT PAH patients.

Bardoxolone Methyl Significantly Reduced the Risk of Adverse Renal Events Validated to Predict Kidney Failure

In January 2018, a paper was published in the American Journal of Nephrology that included a characterization of bardoxolone methyl’s efficacy and longer-term effects on kidney function in BEACON.  In this study, post-hoc analysis showed that patients randomized to bardoxolone methyl were significantly less likely to experience adverse kidney outcomes as defined by a composite renal endpoint consisting of ≥30% decline from baseline in eGFR, eGFR <15 mL/min/1.73 m2, or ESRD events (p<0.0001).  This composite endpoint has recently been validated by a joint FDA, European Medicines Agency (EMA), and the National Kidney Foundation working group.  Furthermore, bardoxolone methyl treatment resulted in a decreased number of kidney-related SAEs and ESRD events.  The authors concluded that bardoxolone methyl preserves kidney function and may delay the onset of kidney failure in patients with type 2 diabetes and stage 4 CKD.

Bardoxolone Methyl Decreased the Risk of Adverse Kidney Outcomes in BEACON

Bardoxolone Methyl Produces a Retained eGFR Benefit after Withdrawal of Drug

To further assess whether increases in eGFR from bardoxolone methyl treatment have the potential to delay or prevent ESRD and the need for dialysis or a transplant over the long term, we conducted a retained benefit analysis in the BEAM and BEACON clinical trials.  In those trials, after patients had been treated with bardoxolone methyl or placebo for approximately one year, the drug was withdrawn for four weeks, and the post-withdrawal eGFR was compared to the patient’s baseline eGFR.  Bardoxolone methyl and any active metabolites are eliminated from the body within approximately 10 days after withdrawal, so we believe the post-withdrawal eGFR change is a measure of the effect of long term bardoxolone methyl treatment on the structure of the kidney and its disease-modifying potential.

Bardoxolone Methyl Produced Post-Withdrawal eGFR Benefit in BEAM and BEACON

	Baseline eGFR	Placebo-corrected Post-week 48 Withdrawal Δ eGFR	WK 12/Post-Withdrawal Correlation
BEAM (Mid/High Dose)	32	4.8 (p<0.05)	r=0.53 (p<0.001)
BEACON	23	1.8 (p<0.001)	r=0.43 (p<0.001)

Importantly, in both BEAM and BEACON, bardoxolone methyl treatment produced a statistically significant improvement in retained eGFR versus placebo after withdrawal of drug.  Also, the acute increase in eGFR from bardoxolone methyl treatment observed at 12 weeks was predictive of both the on-treatment and retained eGFR benefit after one year of treatment.  This finding is important because it indicates that increases in eGFR from a relatively short, 12 week, treatment periods with bardoxolone methyl may be predictive of a long term clinical benefit.

CKD Caused by Alport Syndrome

The FDA has provided guidance to us and other sponsors that clinical trials with a retained benefit analysis may support approval in rare forms of CKD.  Specifically, the FDA has indicated that, in patients with CKD caused by Alport syndrome, data demonstrating an improvement versus placebo in retained eGFR after one year of bardoxolone methyl treatment may support accelerated approval, and data demonstrating an improvement versus placebo in retained eGFR after two years of treatment may support full approval.  On the basis of this guidance, we are conducting a Phase 2/3 trial called CARDINAL in patients with CKD caused by Alport syndrome.

Alport syndrome is a rare and serious hereditary disease caused by mutations in the genes encoding type IV collagen, a major structural component of the GBM in the kidney.  The expression of abnormal type IV collagen causes loss of GBM integrity, abnormal leakage of proteins through the GBM, and excessive reabsorption of protein in the proximal tubules of the kidney.  As in other forms of CKD, excessive reabsorption of protein in the tubules induces oxidative stress, renal interstitial inflammation, and fibrosis.  Patients with Alport syndrome experience an average annual decline in eGFR of 3 to 4 mL/min/1.73 m2.  In patients with the most severe forms of Alport syndrome, approximately 50% progress to dialysis by age of 25, 90% by age 40, and nearly 100% by age 60.  Currently, there are no approved therapies for the treatment of CKD caused by Alport syndrome.  The goal of current disease management is to slow the progression of CKD, beginning with anti-hypertensives, such as ACE inhibitors or ARBs, which are intended to reduce the rate of kidney function loss.  Like patients with other forms of CKD, Alport syndrome patients receiving dialysis are at increased risk for cardiovascular disease and infections, which are the most common causes of death in these patients.

Clinical Development for Bardoxolone Methyl in CKD Caused by Alport Syndrome

CARDINAL, which is an international, multi-center, randomized, double-blind, placebo-controlled trial in the Phase 3 portion, studies the safety and efficacy of bardoxolone methyl in patients with CKD caused by Alport syndrome.  Last year, we reported the primary endpoint data for the open label, Phase 2 portion of CARDINAL, which enrolled 30 patients.  The primary endpoint data demonstrated that bardoxolone methyl significantly increased kidney function in Alport syndrome patients as measured by eGFR.  From a mean baseline eGFR of 54 mL/min/1.73 m2, data showed a statistically significant mean increase of 13.4 mL/min/1.73 m2 at Week 12 (p<0.000000001).  All patients demonstrated increases in eGFR at Week 12, with 87% of patients demonstrating a clinically meaningful increase in eGFR of at least 4.0 mL/min/1.73 m2 and 63% of patients demonstrating an increase in eGFR of at least 10.0 mL/min/1.73 m2.  Additionally, 73% of patients had an improvement in CKD stage, and none worsened.  Clinically meaningful increases in eGFR were demonstrated across multiple subgroups, with activity in both earlier and later stages of disease.

	Change from Baseline in eGFR
	Week 1	Week 4	Week 8	Week 12
N	30	30	30	30
Mean ± SE	3.0 ± 0.7	6.7 ± 1.3	8.9 ± 1.3	13.4 ± 1.4
95% CI	(1.6, 4.4)	(4.1, 9.3)	(6.2, 11.6)	(10.5, 16.3)
p-value	0.0001	<0.0001	<0.000001	<0.000000001
All eGFR amounts in table are measured in mL/min/1.73 m2.

As of the 12-week primary endpoint visit for the Phase 2 portion, no discontinuations or SAEs were reported, and reported adverse events (AEs) were generally mild to moderate in intensity.  Consistent with prior studies, the most common AEs that were reported in more than two patients were muscle spasms (15/30; 50%), headache (4/30; 13%), nausea (4/30; 13%), fatigue (4/30; 13%), and hyperkalemia (3/30; 10%).  Muscle spasms were generally transient and were associated with reductions of creatine kinase, which is evidence of improved energy metabolism and inconsistent with muscle injury.  Patients in the Phase 2 portion of CARDINAL will continue on study drug for two years, and a retained benefit analysis after withdrawal of drug will be performed after both one and two years of treatment.  Retained eGFR data at 52 weeks from the Phase 2 portion of CARDINAL are expected to be available in the third quarter of 2018.

Because we observed a significant increase in eGFR after 12 weeks of treatment in the Phase 2 portion of CARDINAL, we began enrolling the Phase 3 portion of CARDINAL last year.  The Phase 3 study will enroll approximately 150 patients randomized evenly to either bardoxolone methyl or placebo.  We will assess on-treatment eGFR at 48 weeks and retained eGFR at 52 weeks.  After 52 weeks, patients will be restarted on study drug with their original treatment assignments and will continue on study drug for a second year.  The second year on-treatment eGFR will be measured after 100 weeks and the retained eGFR will be measured at Week 104.  We expect to have one year top-line data from the Phase 3 portion of CARDINAL available in the second half of 2019.  We have received orphan drug designation from the FDA for bardoxolone methyl for the treatment of Alport syndrome.

The trial is being overseen by a data monitoring committee (DMC) that reviews all data, including SAE and AE data, on an unblinded basis, to assess safety.  The DMC has not reported any safety concerns to date.

Market Opportunity for Bardoxolone Methyl in Chronic Kidney Disease Caused by Alport Syndrome

There are no therapies currently approved for CKD caused by Alport syndrome.  Alport syndrome is a rare and serious hereditary disease that we believe, based on literature, affects approximately 12,000 children and adults in the United States and 40,000 globally.  Approximately 1,200 of the United States patients are identified in the Alport Syndrome Foundation’s registry.  Patients with Alport syndrome are often misdiagnosed with other congenital kidney diseases.  In addition, family members of patients with Alport syndrome may not be formally diagnosed.  We believe that, with the development of an effective treatment for Alport syndrome, identification of patients with CKD caused by Alport syndrome will increase.

Bardoxolone Methyl for the Treatment of Other Rare Kidney Diseases

Because we believe the mechanism of action of bardoxolone methyl addresses a final common pathway kidney function loss and because we have observed significant increases in eGFR in patients with declining kidney function from a variety of diseases, we are conducting an additional clinical study to assess whether bardoxolone methyl treatment can improve kidney function in patients with four additional rare forms of CKD, including ADPKD, IgA nephropathy, type 1 diabetic CKD, and FSGS.  There are no therapies currently approved for these rare forms of CKD, except for tolvaptan for the treatment of ADPKD, which was approved outside of the United States.  ADPKD is an inherited, rare form of CKD characterized by formation of fluid-filled cysts in the kidneys.  There are an estimated 116,000 diagnosed ADPKD patients in the United States.  IgA nephropathy is a rare form of CKD caused by deposition of IgA complexes in the kidney and is estimated to affect 120,000 patients in the United States.  CKD is a common complication of type 1 diabetes and is estimated to affect 20% of the approximately one million type 1 diabetes patients in the United States.  FSGS is a rare form of CKD that results from scarring and chronic inflammation of the glomeruli and affects an estimated 55,000 patients in the United States.

PHOENIX is an open-label, multi-center Phase 2 trial to evaluate the safety and efficacy of bardoxolone methyl in patients with ADPKD, IgA nephropathy, type 1 diabetic CKD, or FSGS.  We plan to enroll approximately 25 patients of each of these rare forms of CKD and to evaluate the effect of bardoxolone methyl treatment on kidney function, as assessed by eGFR after 12 weeks of treatment.  Since eGFR data at 12 weeks has correlated with longer term on-treatment and retained eGFR benefit, we plan to utilize information from the Phase 2 trial to determine what indications to prioritize and move forward into registrational studies.  We have enrolled patients in PHOENIX from each of the four rare forms of CKD, and expect to have top-line data from one or more of the four cohorts available during the second half of 2018.

Bardoxolone Methyl History of Development in Diabetic CKD

Prior to initiating the current clinical development programs in CTD-PAH and CKD caused by Alport syndrome, bardoxolone methyl was evaluated in six Phase 1 and 2 studies that demonstrated significant improvements in kidney function as evidenced by increases in eGFR and other markers of kidney function as discussed above.  Based on the Phase 2 results, we conducted BEACON, a large, multinational Phase 3 trial in patients with CKD caused by type 2 diabetes.  In 2010, when the study was initiated, guidance from the FDA required that the study demonstrate that bardoxolone methyl treatment significantly reduce the risk of ESRD and death events for approval.  Because CKD patients’ kidney function declines very slowly over a long period of time, BEACON enrolled only severe or Stage 4 CKD patients that had baseline eGFR values close to the threshold for ESRD.

During October 2012, BEACON was terminated early in response to the independent DMC’s recommendation to stop the trial for safety concerns.  After the trial was terminated, analysis revealed that there was a small but significant imbalance in heart failure events of 5.0% on placebo and 8.8% on active drug, but no statistical difference in mortality.  The primary reason for the increase in heart failure events was fluid overload that occurred in the first four weeks after randomization.  Patients with fluid overload events who were treated with intravenous diuretics resolved their symptoms, and there was no increase in risk for fluid overload, as compared to placebo, after the first four weeks of treatment.

Further investigation, including additional preclinical studies, indicated that bardoxolone methyl modulates the endothelin pathway.  In patients with Stage 4 and 5 CKD caused by diabetes, the endothelin pathway is dysregulated and, under certain circumstances, activation of this pathway can put these patients at greater risk for fluid retention.  Patients who have less compromised kidney function do not have dysregulation of this pathway, and their kidneys are able to excrete excess fluid.  Similar fluid overload events had been observed previously in patients with late-stage CKD caused by diabetes treated with other therapies, including endothelin receptor antagonists (ERAs), which are vasodilating agents that are currently approved for the treatment of PAH.  This review of data from PAH trials prompted our interest in the applicability of the pharmacology of Nrf2 activators, particularly their mitochondrial and anti-inflammatory effects, to PAH.

Post-hoc analysis from BEACON identified three major risk factors as predictors of fluid overload events: Stage 4 CKD caused by diabetes, prior hospitalization for heart failure, and baseline elevation in B-type natriuretic peptide (BNP), a clinical chemistry measure of fluid status.  Bardoxolone methyl-treated patients that experienced heart failure events in BEACON had mean BNP values at baseline and before receiving study drug of approximately 550 pg/mL.  Normal BNP levels are 100 pg/mL, suggesting many of the patients with fluid overload were in heart failure prior to randomization.  Patients without these risk factors showed no imbalance in heart failure events or mortality, which is consistent with the Phase 2 trials conducted by us that primarily enrolled in patients with Stage 3 CKD caused by diabetes and did not show a risk of fluid overload.  There were no other significant adverse safety findings from the BEACON trial, and patients in the treatment arm had fewer kidney and liver-related SAEs than patients in the placebo arm.

Based on these findings, we resumed clinical development of bardoxolone methyl, excluding at-risk patients by using identified risk factors and closely monitoring trial participants for signs and symptoms of fluid retention during the first few weeks after treatment initiation.  Risk mitigation features have been implemented in all clinical trials of bardoxolone methyl in CKD patients including CARDINAL, our global Phase 2/3 study of patients with Alport syndrome, and PHOENIX, a study in patients with CKD due to FSGS, type 1 diabetes mellitus, IgA nephropathy, or ADPKD.  Our partner, KHK, implemented risk mitigation features in TSUBAKI, their clinical study of bardoxolone methyl in patients with type 2 diabetes and Stage 3 and 4 CKD in Japan. We have also implemented risk mitigation procedures in CATALYST, our global Phase 3 study of patients with CTD-PAH, and LARIAT, our Phase 2 study of patients with PAH.  The risk mitigation strategies adopted for bardoxolone methyl and omaveloxolone are similar to those adopted by developers of endothelin receptor antagonists.  For example, the inclusion/exclusion criteria for trials studying AbbVie’s ERA atrasentan and Retrophin’s ERA/ARB drug sparsentan utilize a patient’s prior history of heart failure, current heart failure, and elevated BNP as key components of their exclusion criteria.

To date, none of these studies have shown an increased risk for acute fluid overload AEs with bardoxolone methyl treatment.  The absence of overt fluid overload or subclinical measures of heart failure, including meaningful increases in blood pressure, BNP, or body weight, in these studies support that prospectively enrolling patients who are not at risk for heart failure may effectively mitigate the risk for acute heart failure with bardoxolone methyl previously seen in patients with diabetes and late-stage CKD.

Omaveloxolone for the Treatment of Neuromuscular Diseases

Our lead program in neuromuscular diseases is FA, which is currently in the registrational part 2 of a Phase 2 trial.  Neuromuscular diseases are commonly driven by impairment of mitochondrial function, due to the high energy demand of the nervous system.  All components of the neuromuscular system, including muscle, the neuromuscular junction, peripheral nerves, spinal cord, and the brain, can be affected.  These diseases include ataxias, stroke, Parkinson's disease, multiple sclerosis, Huntington's disease, and many others.  These diseases can strike as early as infancy, and symptoms can include poor growth, loss of muscle coordination, muscle weakness, visual problems, hearing problems, learning disabilities, neurological problems, autonomic dysfunction, and dementia.

Friedreich’s Ataxia

FA is an inherited, debilitating, and degenerative neuromuscular disorder, caused by a mutation in the frataxin gene, which is typically diagnosed during adolescence, and can ultimately lead to early death.  A mutation in the frataxin gene leads to impaired transcription and reduced expression of the mitochondrial protein frataxin.  Deficiency of frataxin in cells leads to a mitochondrial iron overload and poor cellular iron regulation, increased sensitivity to oxidative stress, and impaired mitochondrial ATP production.  Impaired ATP production in FA patients likely accounts for the decreased coordination, progressive muscle weakness, exercise intolerance, and fatigue observed in these patients, as well as other disease manifestations.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation and wheelchair reliance.  FA patients may also experience visual impairment, hearing loss, diabetes, and cardiomyopathy.

Childhood-onset FA can occur as early as age five, is more common than later-onset FA, and typically involves more rapid disease progression.  Most FA patients have disease onset by approximately 13 to 15 years of age, and thereafter, have a mean duration until wheelchair use of 10 to 15 years.  The median age of death is in the mid-30s.  There are no currently approved therapies for the treatment of FA.  Patients are usually given guidelines around certain lifestyle habits and are recommended to follow a diet that is low in iron and encouraged to take vitamins and supplements.

Rationale for Omaveloxolone in Friedreich’s Ataxia

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

Clinical Development for Omaveloxolone in FA

We are evaluating omaveloxolone in the MOXIe trial, a two-part international, multi-center, randomized, placebo-controlled, double-blind, dose-escalation, registrational Phase 2 trial to evaluate the safety and efficacy of omaveloxolone in patients with FA.  All dose groups had small sample sizes and were not powered to demonstrate statistical significance. Data from part 1 of the trial demonstrated that, the maximum effect on mFARS scores was observed at the 160 mg dose level, which was administered to a total of 12 patients, with a statistically significant improvement in mFARS scores of 3.8 points versus baseline (p=0.0001) and of 2.3 points relative to placebo (approached statistical significance, p=0.06).  We observed that omaveloxolone produced greater improvements in mFARS scores in patients that did not have a preexisting musculoskeletal foot deformity that causes high arched feet, called pes cavus, with the maximum effect on mFARS scores at the 160 mg dose level, showing a statistically significant improvement at Week 12 of 6.0 points versus baseline (p<0.0001) and of 4.4 points relative to placebo (p=0.01).  The observed improvement in mFARS scores at Week 12 for the 7 placebo patients without pes cavus of 1.6 points was similar to that observed in all 17 placebo patients of 1.4 points.  Data from the 160 mg dose are shown in the graph below.

mFARS Improved with 160 mg Dose

The trial is being overseen by a data safety monitoring board (DSMB) that reviews all data, including SAE and AE data, on an unblinded basis to assess safety.  No safety concerns were identified by the DSMB in part 1 of MOXIe and only two SAEs were reported, with both events occurring in placebo-treated patients.  The most common AEs in excess to placebo in the omaveloxolone group were upper respiratory tract infections and nasopharyngitis, which were generally mild in severity.  Omaveloxolone was reported to be well-tolerated with only a single discontinuation in a 40 mg patient who developed a skin rash.  One placebo patient discontinued prematurely due to withdrawal of consent.

We are conducting part 2 of MOXIe, which will enroll approximately 100 FA patients randomized evenly to either 150 mg of omaveloxolone or placebo.  The primary endpoint of the trial is the change from baseline in mFARS score in patients treated with omaveloxolone compared to placebo at 48 weeks.  Additional endpoints will include the change from baseline in peak work during maximal exercise testing, Patient Global Impression of Change, and Clinical Global Impression of Change.  All patients who complete the treatment period are eligible to continue into an extension trial to evaluate the intermediate and long-term safety of omaveloxolone.  Those patients who had been receiving placebo will be converted to omaveloxolone in the extension trial.  The FDA has confirmed that mFARS is acceptable as the primary endpoint for part 2 of MOXIe and that it may consider either accelerated or full approval based on the overall results of the trial and strength of the data.  We expect to complete MOXIe and have top-line data available in the second half of 2019.  We have received orphan drug designation from the FDA for omaveloxolone for the treatment of FA.

We have observed no significant tolerability issues in MOXIe to date.  The DSMB has not reported any safety concerns to date.

Market Opportunity for Omaveloxolone in Friedreich’s Ataxia

FA is an ultra-orphan disease with a prevalence ranging from 0.7 to 5 per 100,000 in Caucasians globally.  Based on literature and proprietary research, we believe there are approximately 22,000 people globally with FA, including 6,000 in the United States.  Approximately 2,700 worldwide patients are identified on the Friedreich’s Ataxia Research Alliance’s registry, including approximately 1,500 in the United States.  Patients with FA are often undiagnosed or are misdiagnosed with a different cerebellar ataxia.  However, we believe that if an effective treatment for FA is approved and marketed, more patients will be genetically tested for and diagnosed with FA.

Omaveloxolone in Other Neuromuscular Diseases

In addition to the MOXIe trial in FA, we recently conducted MOTOR, an exploratory, dose-escalation Phase 2 trial, evaluating the safety, efficacy, pharmacokinetics, and pharmacodynamics activity of omaveloxolone in patients with mitochondrial myopathies (MM), a multi-systemic group of heterogenous myopathies that are caused by over 200 different genetic mutations.  The sample size of six to ten patients randomized to omaveloxolone and two to three randomized to placebo at each dose level was based on a traditional dose-escalation design.  The small number of patients at each dose was not expected to fully characterize safety, efficacy, or pharmacodynamics, but rather to inform the DSMB and us of the appropriate dose to select for future study.  Omaveloxolone did not improve peak work or 6-minute walk distance versus placebo, which were the primary and secondary endpoints of the trial.  However, at the optimal dose of 160 mg, significant, placebo-corrected improvements were noted in Nrf2 biomarkers.  Additionally, in the submaximal exercise test, which is a more sensitive assessment of mitochondrial function, a significant lowering of heart rate and blood lactate levels versus placebo was observed.  At Week 12, patients treated with 160 mg of omaveloxolone demonstrated a placebo-corrected reduction in heart rate of 12.0 beats per minute (p=0.01) and blood lactate of 1.3 mM (p=0.04).  The decrease in heart rate and lactate levels produced by omaveloxolone are indicative of improved mitochondrial function and may be useful in determining the development path of omaveloxolone.  The DSMB did not report any safety concerns in the trial.

We plan to continue evaluating data for omaveloxolone in our neuromuscular trials, as well as regulatory endpoints in the neuromuscular disease space, to determine our next steps in development.

Bardoxolone Methyl for the Treatment of CTD-PAH and Other Pulmonary Hypertension Diseases

Our lead program in the pulmonary hypertension (PH) space is in CTD-PAH, which is currently in a Phase 3 trial called CATALYST.  Mitochondrial dysfunction, inflammation, and proliferative signaling are common to the pathophysiology of many pulmonary hypertensive diseases.  In addition, the anti-inflammatory and anti-fibrotic properties of bardoxolone methyl may be relevant to preventing remodeling of pulmonary vasculature and may lead to longer term positive effects in the diseases.

Pulmonary Arterial Hypertension Associated with Connective Tissue Disease

PAH results in a progressive increase in pulmonary vascular resistance, which ultimately leads to right ventricular heart failure and death.  Female PAH patients outnumber males by a factor of two to one, and the onset of PAH generally occurs between the ages of 40 and 60, with the average age of onset being 53.  CTD-PAH is a late and often fatal manifestation of many types of autoimmune disease, including systemic sclerosis (scleroderma), systemic lupus erythematosus, mixed connective tissue disease, and others.  In comparison to patients with I-PAH, CTD-PAH patients are generally less responsive to existing therapies, have a worse prognosis, and experience a higher occurrence of small vessel fibrosis and pulmonary veno-obstructive diseases.  CTD-PAH represents approximately 30% of the overall PAH population and approximately 10-15% of patients with scleroderma or lupus erythematosus.  In the United States, the five-year survival rate for CTD-PAH patients is approximately 44% compared to I-PAH patients, who have a 68% five-year survival rate, and scleroderma patients with CTD-PAH have a five-year survival rate of approximately 10%, compared to a five-year survival rate of 85% for scleroderma patients without CTD-PAH.

Three classes of drugs are currently used to treat all etiologies of PAH: ERAs, nitric oxide pathway modulators, and prostacyclins pathway agonists.  These agents are all systemic vasodilators that do not address the role of mitochondrial dysfunction and inflammation in PAH.  Furthermore, their systemic hemodynamic effects can result in hypotension and syncope, or fainting, which generally limit their clinical effectiveness and can be exacerbated by clinically significant drug-drug interactions when used in combination.

Vasodilators approved for PAH also generally do not yield as significant functional improvements in CTD-PAH patients as I-PAH patients.  A meta-analysis of 11 registrational trials comprised of more than 2,700 PAH patients published in the November 2015 issue of American Journal of Respiratory and Critical Care Medicine demonstrated that CTD-PAH patients benefit less from vasodilator therapies then I-PAH patients when measured by clinical worsening and improvements in 6MWD, with a response in CTD-PAH patients (9.6 meters) of approximately one-third of the response in I-PAH patients (30 meters).

Clinical Development for Bardoxolone Methyl in Pulmonary Arterial Hypertension Associated with Connective Tissue Disease

We are conducting CATALYST, a multi-center, international, randomized, double-blind, placebo-controlled Phase 3 trial examining the safety and efficacy of bardoxolone methyl in patients with CTD-PAH when added to standard-of-care vasodilator therapy.  Patients will be on up to two background therapies and will be randomized evenly to either bardoxolone methyl or placebo, and the study drug will be administered once daily for 24 weeks.  Patients randomized to bardoxolone methyl will start at 5 mg and will dose-escalate to 10 mg at Week 4 unless contraindicated clinically.  Based on discussion with the FDA, the primary endpoint of the study is the change from baseline in 6MWD relative to placebo at Week 24.  The trial will enroll between 130 and 200 patients, and all patients who complete the treatment period are eligible to continue into an extension trial to evaluate the intermediate and long-term safety of bardoxolone methyl.  Those patients who had been receiving placebo will be converted to bardoxolone methyl in the extension trial.  Data from CATALYST are expected to be available during the second half of 2018.  The final sample size will be determined by a pre-specified, blinded sample size re-calculation based on 6MWD variability and baseline characteristics.  The timing of data release may change if the sample size increases.  We have received orphan drug designation from the FDA for the treatment of PAH.

CATALYST was designed based on data from LARIAT.  Based on findings in LARIAT, patients with moderate to severe anemia, which represent a small percentage of the patient population, are being excluded from CATALYST because data demonstrated that treatment with iron supplementation or erythropoietin can affect 6MWD values independent of study drug effect.  The primary endpoint in CATALYST, which will be analyzed using the mixed-model repeated measures (MMRM) statistical analysis method, is the placebo-corrected change in 6MWD from baseline to the end-of-treatment at 24 weeks.  As part of the planning to determine sample size for CATALYST, we performed an analysis applying the MMRM statistical analysis method for CATALYST to the available end-of-treatment change in 6MWD data from CTD-PAH patients in LARIAT.  The summary of our analysis using the change at the end of treatment period on all patients and patients without anemia is shown in the table below.

End-of-Treatment 6MWD Changes for CTD-PAH Patients in LARIAT

		All Patients			Patients Without Anemia
Treatment	N	Change from Baseline (m)	Placebo-corrected (m)	N	Change from Baseline (m)	Placebo-corrected (m)
Placebo	7	9.8 p=0.44	—	5	-5.8 p=0.68	—
Bardoxolone Methyl	15	38.2 p<0.001	28.4 p=0.07	14	42.7 p<0.001	48.5 p=0.005

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

Rationale for Bardoxolone Methyl in Pulmonary Arterial Hypertension Associated with Connective Tissue Disease

Bardoxolone methyl directly targets the bioenergetic and inflammatory components of PAH.  PAH patients experience mitochondrial dysfunction, increased NF-kB activity, and related inflammatory pathways involved in ROS-mediated signaling, cellular proliferation, and fibrosis.  Bardoxolone methyl, through the combined effect of Nrf2 activation and NF-kB suppression, has the potential to inhibit inflammatory and proliferative signaling, suppress ROS production and signaling, reduce the production of proteins related to fibrosis and tissue remodeling, and increase cellular respiration and ATP production.  Bardoxolone methyl targets multiple cell types relevant to PAH, including endothelial cells, smooth muscle cells, and macrophages.  Additionally, unlike current therapies, bardoxolone methyl does not cause systemic hemodynamic effects or drug-drug interactions in PAH patients.  Therefore, by addressing a novel pathway in PAH, we believe that bardoxolone methyl may provide additional benefits beyond current PAH therapies, including increased functional capacity, effects beyond functional improvements, broader applicability, and as a combination therapy.

Market Opportunity for Bardoxolone Methyl in Pulmonary Arterial Hypertension Associated with Connective Tissue Disease

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

Bardoxolone Methyl for the Treatment of Other Pulmonary Hypertension Diseases

In addition to our Phase 3 trial in CTD-PAH, we are conducting LARIAT, an exploratory, dose-escalation Phase 2 trial evaluating the safety and efficacy of bardoxolone methyl in patients with PH due to interstitial lung disease (PH-ILD), including PH-ILD caused by sarcoidosis and idiopathic pulmonary fibrosis.  PH-ILD is a set of serious progressive diseases that ultimately lead to right ventricular heart failure and death.  There are no therapies currently approved for PH-ILD.  While approved vasodilators are sometimes used off-label, given the degree of remodeling and fibrosis present in the lung tissue and vasculature of PH-ILD patients, they are minimally effective.  Several current PAH therapies have been tested in PH-ILD patients and have resulted in little to no reproducible clinical improvement.

The primary endpoint of LARIAT is the change in 6MWD during a 16 week treatment period.  We have observed no significant tolerability issues in LARIAT to date.  The trial utilizes a protocol safety review committee (PSRC) that reviews all data, including SAE and AE data, on an unblinded basis to assess safety.  The PSRC has not reported any safety concerns to date, and top-line data are expected to be available in the first quarter of 2018.

Other Clinical Programs

In addition to our three lead programs, we are currently exploring a battery of additional programs in diseases that may include meaningful expansion opportunities.  Once we have received data on all of our earlier stage programs, we plan to evaluate all data to determine which indications to prioritize and move forward.

Omaveloxolone for the Treatment of Melanoma

We are evaluating omaveloxolone in the REVEAL trial, an open-label, multi-center, dose-escalation Phase 1b/2 trial to evaluate the safety, pharmacodynamics, and efficacy of omaveloxolone, in combination with existing immunotherapies in patients with unresectable or metastatic melanoma.  We completed enrollment of the trial and announced interim data from the Phase 1b portion of the trial, which showed an overall response rate observed in REVEAL of 8/30 (27%, 6 partial responses and 2 complete responses).  We have observed no significant tolerability issues in REVEAL to date. The REVEAL trial is being overseen by a PSRC that reviews all data, including SAE and AE data, to assess safety.  The PSRC has not reported any safety concerns in the trial to date.  We plan to complete our evaluation of data to determine next steps.

RTA 901 for the Treatment of Orphan Neurological Indications

We have conducted a Phase 1 clinical trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 901 in healthy adult volunteers.  The trial was designed in two parts, part 1 with single ascending doses and part 2 with multiple ascending doses.  In part 1, 48 healthy subjects were randomized in a 3:1 ratio to receive a single dose of RTA 901 or placebo, respectively.  In part 2, 30 healthy subjects were randomized in a 4:1 ratio to receive 14 daily doses of RTA 901 or placebo, respectively.  We encountered no safety or tolerability issues, and observed an acceptable pharmacokinetic profile in the trial.

Our Hsp90 modulators, including RTA 901, are highly potent and selective C-terminal modulators of Hsp90.  Modulation of Hsp90 may induce expression of Hsp70, a molecular chaperone that plays a critical role in the process through which a protein assumes its functional shape and that serves as a central gatekeeper for mitochondrial protein import.  Mitochondria rely on Hsp70-dependent protein import mechanisms for almost all of their activity, including the production of ATP.  There are also indications that Hsp70 activation may play a profound role in neuroprotection since nerve cells are high consumers of ATP and rely on Hsp70-dependent protein import for proper mitochondrial function.  We have observed favorable activity of RTA 901 in a range of preclinical models of neurodegeneration and neuroprotection, including models of diabetic neuropathy, neural inflammation, and neuropathic pain.  RTA 901, administered orally once-daily, has been observed to rescue existing nerve function, restore thermal and mechanical sensitivity, and improve nerve conductance velocity and mitochondrial function in rodent disease models.

Preclinical Programs

RORgT Inhibitors

We are pursuing preclinical development of novel, small-molecule, orally bioavailable RORgT inhibitors.  RORgT is the master regulator of human T Helper 17 (Th17), cellular differentiation, function, and cytokine production, and represents a compelling target for a variety of autoimmune and inflammatory conditions.  Th17 cells produce cytokines, including IL-17, that play a critical role in driving immune-mediated inflammation and are implicated in the pathogenesis of certain autoimmune diseases.  The efficacy of suppressing IL-17 as a means of treating these conditions has been demonstrated both in animal models and in humans.  We have selected RTA 1701 to advance towards a Phase 1 clinical trial.

Additional Nrf2 Activator Indications

If beneficial bioenergetic effects are demonstrated in our ongoing CKD caused by Alport syndrome, FA, and CTD-PAH trials, this could indicate that our Nrf2 activator pharmacology may also provide therapeutic benefit for patients suffering from other diseases where mitochondrial dysfunction or chronic inflammation is implicated.  In addition, if therapeutic benefits are demonstrated in CKD caused by Alport syndrome, the Nrf2 activator pharmacology may also provide therapeutic benefit in other kidney diseases.  Some of these diseases may be treated by our current lead product candidates, bardoxolone methyl and omaveloxolone.

Additional Hsp90 Modulator Indications

If beneficial neuroprotective and bioenergetic effects are demonstrated in our future Phase 2 trials, this could indicate that our Hsp90 modulator pharmacology may also provide therapeutic benefit for patients suffering from other diseases where neurodegeneration and mitochondrial dysfunction are implicated.

Collaborations

KHK Agreement

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

KHK is obligated to use commercially reasonable efforts to conduct all preclinical and clinical activities necessary for the commercialization of licensed products in each country in the licensed territory.  KHK is not participating in the development program for bardoxolone methyl in PH or other rare kidney diseases at this time but is reimbursing us the majority of the costs for our registrational trial in CKD caused by Alport syndrome in Japan.  Under this agreement, we are obligated to use commercially reasonable efforts to supply KHK with clinical supply of licensed product required for KHK’s development in the licensed territory, and we are obligated to negotiate and execute commercial supply agreements with KHK.

Consideration under this agreement includes an upfront payment of $35 million, up to $97 million in development and regulatory milestone payments, and up to $140 million in commercial milestone payments.  Total consideration under this agreement could reach $272 million.  The aggregate amount of such consideration received through December 31, 2017, totals $50 million.  We expect to recognize $30 million in deferred revenue related to a milestone payment from KHK upon initiation of its Phase 3 trial in patients with type 2 diabetes and CKD in 2018.  Additionally, KHK is required to pay us royalties on net sales of licensed product sold by KHK, its affiliates, and sublicensees in its territory ranging from the low teens to the low 20 percent range depending on the country of sale and the amount of annual net sales.

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

Under this agreement, AbbVie is required to pay us consideration in the form of an upfront payment and development and commercial milestone payments.  For each of the three licensed indications under this agreement, we are eligible to receive up to either $300 million or $350 million in development, regulatory and commercial milestone payments depending on the licensed indication and the number of compounds to achieve such milestones, however, these payments may only be made once per molecule developed.  The aggregate amount of such consideration received through December 31, 2017 totaled $300 million, with a potential $50 million milestone related to commercial sales remaining.  Additionally, AbbVie is required to pay us, under the AbbVie license agreement, tiered royalties on net sales of licensed product sold by AbbVie, its affiliates and sublicensees in its territory ranging from 15 percent to the high 20 percent range depending on the amount of annual net sales.

At present, AbbVie has exercised their opt-out right with regard to CTD-PAH and PH-ILD and has not opted in to the development program in CKD caused by Alport syndrome or other rare kidney diseases, and therefore is not co-funding our development programs in these indications.  AbbVie has the right to opt-in to these programs at any time during development.  Upon opting-in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right.  All development costs incurred after AbbVie’s opt-in would be split equally.

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

Products may be unilaterally developed by a party with the other party being entitled to opt-out of, and back into, development cost sharing and profit sharing at various stages of development.  The developer would serve as the lead development, regulatory, and manufacturing party.  The developer has the right to commercialize in all territories and must pay a royalty to the nonparticipating party ranging from the low single digits to 20%, depending principally on what stage of development, if any, was funded by the nonparticipating party.  In September 2016, we and AbbVie mutually agreed that we would continue unilateral development of omaveloxolone.  Therefore, AbbVie no longer co-funds the exploratory development costs of this program, but retains the right to opt back in at certain points in development.  Depending upon what point, if any, AbbVie opts back into development, AbbVie may retain its right to commercialize a product outside the United States, or we may be responsible for commercializing the product on a worldwide basis.  Upon opting back in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right, after which development costs incurred and product revenue worldwide would be split equally.

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

Payments to us under this agreement include a $400 million upfront payment that was received upon execution of the AbbVie collaboration agreement, $1.4 million in shared development costs prior to our continuing development of omaveloxolone unilaterally, and potential future payments including development cost reimbursement, profit share, and royalty payments.

Competition

Bardoxolone Methyl in Chronic Kidney Disease Caused by Alport Syndrome

If bardoxolone methyl is approved for the treatment of patients with CKD caused by Alport syndrome, it will likely be the first treatment on the market for the indication.  At least one therapy for the treatment of Alport syndrome is currently in clinical development with a Phase 2 injectable product candidate, RG-012, from Regulus Therapeutics.

Omaveloxolone in Friedreich’s Ataxia

If omaveloxolone is approved for the treatment of FA, it has the potential to be the first treatment on the market for this indication, but it currently faces pipeline competition.  Pipeline competition for this orphan disease results in competition for patient recruitment as well as investigators’ time and resources.  Several competitor product candidates are in Phase 1 or 2 clinical development for FA, including TAK831, epicatechin, RT001, and JOT101 from Takeda Pharmaceutical Company Limited, Cardero Therapeutics Inc., Retrotope Inc., and Jupiter Orphan Therapeutics, Inc., respectively.

Bardoxolone Methyl in Pulmonary Arterial Hypertension Associated with Connective Tissue Disease

If bardoxolone methyl is approved for the treatment of patients with PAH for use in conjunction with currently approved therapies, such as ERAs, prostacyclins, and phosphodiesterase type 5 (PDE5), inhibitors, it will face competition with those current treatments such as macitentan, marketed by Actelion Pharmaceuticals US, Inc. (Actelion) as Opsumit®; riociguat, marketed by Bayer AG (Bayer) as Adempas®; oral treprostinil, marketed by United Therapeutics Corporation as Orenitram™; ambrisentan, marketed by Gilead Sciences, Inc. (Gilead) as Letairis®; selexipag, marketed by Actelion as Uptravi®; and bosentan, marketed by Actelion as Tracleer®.  Patients with PAH frequently use more than one therapy; however, we may face competition for patients’ willingness and resources to add another clinical therapy.

We may also face competition from potential new therapies in development.  For example, Arena Pharmaceuticals, Inc., Gilead, Bial-Portela & Ca., SA, and Karos Pharmaceuticals, Inc. are actively developing compounds that are attempting to address a problem outside of vasodilation and are to be used or allow use in combination with existing treatments.  Their products appear to be in early clinical development.  We consider these our most direct competitors.

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

United States Product Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act.  Pharmaceutical products are also subject to regulation by other governmental agencies, such as the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services, the Consumer Product Safety Commission, the Environmental Protection Agency, and the Department of Justice.  The steps required before a drug may be approved for marketing in the United States generally include:

•	Preclinical laboratory tests and animal tests conducted under good laboratory practices (GLPs);
•	The submission to the FDA of an investigational new drug (IND) application for human clinical testing, which must become effective before any human clinical trial commences;
•	Approval by an independent institutional review board (IRB), or ethics committee representing each clinical site before each clinical trial may be initiated;
•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product and conducted in accordance with Good Clinical Practices (GCPs);
•	The submission to the FDA of an NDA for the applicable small molecule drug product;
•	FDA acceptance, review, and approval of the NDA (including the product labeling and package insert); and
•	Satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices (CGMPs).

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

Clinical trials involve the administration of the product candidates to healthy human volunteers or patients with the disease to be treated under the supervision of a qualified principal investigator.  Clinical trials must be conducted under the supervision of one or more qualified principal investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial, and in accordance with protocols detailing the objectives of the applicable phase of the trial, dosing procedures, research subject selection and exclusion criteria, and the safety and effectiveness criteria to be evaluated.  Progress reports detailing the status of clinical trials must be submitted to the FDA annually.  Sponsors must also report in a timely manner to the FDA SAEs and unexpected AEs, any clinically important increase in the rate of serious suspected adverse events over that listed in the protocol or investigator’s brochure, or any findings from other studies or tests that suggest a significant risk in humans exposed to the product candidate.  Further, the protocol for each clinical trial must be reviewed and approved by an IRB, either centrally or individually at each institution at which the clinical trial will be conducted.  The IRB will consider, among other things, ethical factors, and the safety of human subjects and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases prior to approval, but the phases may overlap or be combined and different studies may be initiated with the same drug candidate within the same phase of development in similar or different patient populations.  These phases generally include the following:

Phase 1.  Phase 1 clinical trials represent the initial introduction of a product candidate into human subjects, frequently healthy volunteers.  In Phase 1, the product candidate is usually tested for pharmacodynamics and pharmacokinetic properties such as safety (including adverse effects), dosage tolerability, absorption, distribution, metabolism, and excretion.

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

Pursuant to the 21st Century Cures Act, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

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

The results of preclinical studies and clinical trials, together with detailed information on the manufacture, composition, and quality of the product candidate, are submitted to the FDA in the form of an NDA requesting approval to market the product.  The application must be accompanied by a significant user fee payment, currently $2.4 million for fiscal year 2018.  The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data are insufficient for approval and require additional preclinical, clinical, or other studies.

Review of Application

Once the NDA submission has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA informs the applicant of the specific date by which the FDA intends to complete its review.  This is typically 12 months from the date of submission.  The review process is often extended by the FDA as a result of submission of additional information, sometimes at the FDA’s request, during the review.  The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use and whether the product is being manufactured in accordance with CGMP to assure and preserve the product’s identity, strength, quality, and purity.  Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with CGMPs.  The FDA will also inspect clinical trial sites for integrity of data supporting safety and efficacy.  During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the product.  If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS; the FDA will not approve the application without an approved REMS, if required.  A REMS can substantially increase the costs of obtaining approval.  The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit, and interpretation of clinical trial data.  The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied or the FDA requires additional testing or information.  The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product.  The FDA will issue either an approval of the NDA or a Complete Response Letter detailing the deficiencies and information required for reconsideration of the application.

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

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act, certain drugs may obtain an additional six months of exclusivity in an indication, if the sponsor submits information requested in writing by the FDA in what is known as a Written Request, relating to the use of the active moiety of the drug in children.  The FDA may not issue a Written Request for studies on unapproved or approved indications where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

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

In addition, the Pediatric Research Equity Act (PREA), requires a sponsor to conduct pediatric studies for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration.  Under PREA, original NDAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver.  The required assessment must include the evaluation of the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective.  The FDA, on its own initiative or at the request of the sponsor, may defer pediatric trial requirements for some or all of the pediatric subpopulations.  A deferral may be granted by the FDA if it believes that additional safety or effectiveness data in the adult population need to be collected before the pediatric studies begin.  The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.  Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may also result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program.  Other potential consequences include, among other things:

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

Prescription Drug Marketing Act and Drug Supply Chain Security Act

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors at the state level.  Under the PDMA and state law, states require the registration of manufacturers and distributors who provide pharmaceuticals in that state, including in certain states manufacturers and distributors that ship pharmaceuticals into the state even if such manufacturers or distributors have no place of business within the state.  The PDMA and state laws impose requirements and limitations upon drug sampling to ensure accountability in the distribution of samples.  The PDMA sets forth civil and criminal penalties for violations of these and other provisions.

The federal Drug Supply Chain Security Act (DSCSA), signed in to law on November 27, 2013, imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing, identification, verification, and other elements.  Among the requirements of this federal legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier (i.e., serialization) in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States, and keep certain records regarding the drug product.  Further, under this legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.  These requirements are being phased in over a ten-year period.  The DSCSA replaced the prior drug “pedigree” requirements under the PDMA, and preempts existing state drug pedigree laws and regulations.  The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers.  These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by FDA pursuant to the DSCSA.  Until FDA promulgates regulations to address the DSCSA’s new national licensing standard, current state licensing requirements typically remain in effect.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, to induce, or in return for, purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any good, facility, item, or service reimbursable under Medicare, Medicaid, or other federal healthcare programs.  The term “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests, and providing anything at less than its fair market value.  The federal Anti-Kickback Statute has been interpreted to apply to certain arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for a statutory exception or safe harbor protection.  Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.  Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute.  Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.  Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.  The intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA) to a lower intent standard such that a person or entity no longer needs to have actual knowledge of this statute or the specific intent to violate it to have committed a violation.  In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).  Further, civil monetary penalties statutes impose penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government.  As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government.  Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product.  Other pharmaceutical companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.  The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing, or covering up a material fact, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items, or services.  Like the federal Anti-Kickback Statute, the PPACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business.  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations, imposes certain requirements on certain types of entities relating to the privacy, security, and transmission of individually identifiable health information.  Among other things, HITECH made HIPAA’s security standards directly applicable to business associates—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity.  HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.  In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) annually report information to the Centers for Medicare and Medicaid Services (CMS), related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.  Some states require the posting of information relating to clinical trials.  Other states require the reporting of expenses relating to the marketing and promotion of drug products and the reporting of gifts and payments to individual healthcare practitioners in these states.  Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals.  Still other states require the reporting of certain pricing information, including information pertaining to and justification of price increases, or prohibit prescription drug price gouging.  In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil, and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.  To the extent that any of our products will be sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Furthermore, political, economic, and regulatory influences are subjecting the healthcare industry in the United States to fundamental change.  Initiatives to reduce the federal budget and debt and to reform healthcare coverage are increasing cost-containment efforts.  We anticipate that Congress, state legislatures, and the private sector will continue to review and assess alternative healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals, and other fundamental changes to the healthcare delivery system.  Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability.  For example, in March 2010, the PPACA was signed into law.  Among other cost containment measures, the PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; and extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations.  The PPACA also expanded eligibility criteria for Medicaid programs, created a new Medicare Part D discount program, expanded the entities eligible for discounts under the Public Health Services Pharmaceutical pricing program, and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.  In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge or the amounts of reimbursement available for our products, or which could otherwise affect our commercial operations and ability to be profitable.  If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse effect on our business.  Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts.  Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible.  More recently, the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) was signed into law, which eliminated certain requirements of the ACA, including the individual mandate, and the current administration has further suggested that it may seek repeal of all or portions of the PPACA.  There is uncertainty with respect to the impact these changes, if any, may have, and any changes likely will take time to unfold.

In addition, on August 2, 2011, the Budget Control Act of 2011 was enacted and created measures for spending reductions by Congress.  A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs.  These reductions included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013.  These reductions have been extended through 2027 unless additional Congressional action is taken.  Also, in January 2013, the American Taxpayer Relief Act of 2012 was signed in to law, which, among other things, reduced Medicare payments to several types of health care providers.

Due to the volatility in the current economic and market dynamics, we are unable to predict the effect of any unforeseen or unknown legislative, regulatory, payer, or policy actions, which may include cost containment and healthcare reform measures.  Such policy actions could have a material adverse effect on our profitability.

New Legislation and Regulations

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, and marketing of products regulated by the FDA.  For example, the 21st Century Cures Act, which was enacted on December 13, 2016, contains a number of provisions related to the development of drug and biological products, including provisions intended to encourage the modernization of clinical trial design and support broader use of tools like biomarkers and methods to collect patient experience data.  While the 21st Century Cures Act is intended to make drug and biological product development less time-consuming and less costly, it does not change the scientific/medical standard for approval or the quality or quantity of evidence necessary to support approval.  In addition, the Food and Drug Administration Act of 2017 reauthorized and amended several drug provisions that were scheduled to sunset, such as the prescription drug user fee provisions, and made other changes to the Federal Food, Drug, and Cosmetic Act, including provisions related to development of pediatric drugs and access to generic drugs.  In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products.  It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies, or interpretations changed or what the effect of such changes, if any, may be.

Foreign Regulation

We are planning on seeking approval for our product candidates in Europe, Japan, and other countries.  To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy that govern, among other things, clinical trials, manufacturing, marketing authorization, commercial sales, and distribution of our products.  Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions.  Although many of the issues discussed above with respect to the United States apply similarly in the context of other countries in which we may seek approval, the approval process varies among countries and jurisdictions and can involve different amounts of product testing and additional administrative review periods.  For example, in Europe, a sponsor must submit a clinical trial application (CTA), much like an IND prior to the commencement of human clinical trials.  A CTA must be submitted to each national health authority and an independent ethics committee.

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

United States Patent Term Restoration and Regulatory Exclusivity for Approved Products

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.  The patent term restoration period is generally one-half the time between the effective date of an initial IND and the submission date of an NDA, plus the time between the submission date of the NDA and the approval of that product candidate application.  Patent term restoration cannot, however, extend the remaining term of a patent beyond a total of 14 years from the product’s approval date.  In addition, only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent.  The U.S. Patent and Trademark Office (USPTO), in consultation with the FDA, reviews and approves applications for any patent term extension or restoration.  In the future, we expect to apply for restoration of patent term for patents relating to each of our product candidates to add patent life beyond the current expiration date of such patents, depending on the length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the Federal Food, Drug, and Cosmetic Act can also delay the submission or the approval of certain applications of companies seeking to reference another company’s NDA.  For example, the Hatch-Waxman Act provides a five-year period of exclusivity to any approved NDA for a product containing a new chemical entity (NCE), never previously approved by FDA either alone or in combination with another active moiety.  No application or abbreviated new drug application (ANDA), that references the NDA for the NCE may be submitted during the five-year exclusivity period, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement of the patents listed with the FDA for the innovator NDA.

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

Our patent estate (patents and patent applications owned by or exclusively licensed to Reata and one family of patent applications owned by AbbVie and contractually available for Reata’s use), on a worldwide basis, encompasses more than 240 granted patents and more than 280 pending patent applications, including more than 140 granted patents and more than 150 pending patent applications related to bardoxolone methyl, omaveloxolone, RTA 901, and RTA 1701.  More than 60 granted patents and more than 100 pending applications claim additional structural classes of Nrf2 activators, providing further protection for the franchise and a potential source of additional development candidates.  One issued United States patent, one issued foreign patent, a pending United States patent application, and eleven pending foreign patent applications contain composition of matter claims to RTA 901 and related compounds.  RTA 1701 is covered by more than 20 granted U.S. and foreign patents, and a number of pending applications.

Our later-expiring granted patents with claims to compositions of matter for bardoxolone methyl, including patents claiming the commercial form, have an expiration date of 2029 in the United States and 2028 elsewhere.  The patent that covers specific formulations of bardoxolone methyl, including the commercial formulation, has an expiration date of 2030.  Other granted patents and pending patent applications relating to specific uses of bardoxolone methyl, including the treatment of PH, PAH, and CKD, have expiration dates ranging from 2029 to 2034.  Fundamental composition of matter patents and applications claiming omaveloxolone have an expiration date in 2033.  These patents and applications also contain claims to therapeutic uses of omaveloxolone.  The fundamental United States composition of matter patent claiming RTA 901, and its foreign equivalents, have an expiration date in 2033.  Patents and pending applications covering RTA 1701, including composition of matter claims and method of use claims, have expiration dates ranging from 2031 to 2037.

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

Bardoxolone Methyl Patent Portfolio

Our bardoxolone methyl patent portfolio includes five families of granted United States patents, some with related applications pending, and two additional families of pending United States patent applications.  Granted and pending claims offer various forms of protection for bardoxolone methyl including claims to compositions of matter, pharmaceutical compositions, specific forms (such as crystalline or non-crystalline forms), specific formulations, and methods for treating a variety of diseases, including PAH and CKD, using bardoxolone methyl or its analogs.  These United States patents and applications, and their foreign equivalents, are described in more detail below.

There are two families of composition of matter patents containing claims for bardoxolone methyl.  The original patent family containing claims to bardoxolone methyl and related compounds was filed in 1999 and exclusively licensed to Reata in 2004 (see “Business—Intellectual Property—Licenses”).  Exclusive of any patent term extension, one granted United States patent from this family containing claims covering bardoxolone methyl has an expiration date in 2022.  Corresponding patents granted in Canada, Europe (validated in multiple European Patent Convention member states), and Japan have expiration dates in 2019.  Exclusive of any patent term extension, the granted United States patents containing claims covering specific forms of bardoxolone methyl, including the commercial form, are due to expire in 2028 or 2029.  Two corresponding regional patents have been granted in Europe and each is validated in multiple European Patent Convention member states.  Additional corresponding patents have been granted in Japan, China, Canada, and several other countries, and related applications provide broad international protection in additional territories worldwide.  Exclusive of any patent term extension, these granted foreign patents and pending patent applications, if granted, are due to expire in 2028.

In some cases, granted United States patents claiming bardoxolone methyl have a longer statutory term than the corresponding foreign patents.  This results from the USPTO’s practice of granting patent term adjustments for examination delays originating at the USPTO.  Such adjustments are generally not available under foreign patent laws.  If bardoxolone methyl is approved for marketing in the United States, under the Hatch-Waxman Act we may be eligible for up to five years patent term extension for a granted United States patent containing claims covering bardoxolone methyl.  Similar term extensions may be available in Europe, Japan, Australia, and certain other foreign jurisdictions.  The amount of any such term extension, and the identity of the patent to which it would apply, are dependent upon several factors including the duration of the development program and the date of marketing approval.  See “Business—Government Regulation—United States Patent Term Restoration and Regulatory Exclusivity for Approved Products.”

We also own or exclusively license various United States and foreign granted patents and pending patent applications containing claims covering formulations of bardoxolone methyl, including the planned commercial formulation, and methods of using bardoxolone methyl for the treatment of multiple diseases including PH, PAH, endothelial dysfunction (an essential component of many cardiovascular disorders including PAH), cardiovascular disease, CKD, metabolic disorders, and obesity.

The most relevant granted United States patents with composition of matter or method of use claims covering bardoxolone methyl are listed below, along with their projected expiration dates exclusive of any patent term extension.

Patent Number	Title	Projected Expiration
7,863,327	Therapeutic Compounds and Methods of Use	April 15, 2022
8,034,955	Therapeutic Compounds and Methods of Use	June 17, 2019
8,088,824	Forms of CDDO Methyl Ester	October 19, 2029
8,309,601	Forms of CDDO Methyl Ester	August 13, 2028
8,633,243	Forms of CDDO Methyl Ester	August 13, 2028
8,129,429	Synthetic triterpenoids and methods of use in treatment of disease	February 22, 2030
8,747,901	Delayed Release, Oral Dosage Compositions that Contain Amorphous CDDO-Me	November 6, 2030

Omaveloxolone Patent Portfolio

Omaveloxolone is protected by three families of patents.  The first, filed in April 2009, contains composition of matter claims that encompass omaveloxolone and many related compounds.  This family includes four issued United States patents and a number of granted patents in foreign jurisdictions including China, Mexico, and Japan.  Additional United States and foreign applications from this family are pending.  The second family, filed in April 2013, is specifically focused on omaveloxolone and includes composition of matter claims and method of use claims.  The initial United States patent from this family was issued on March 31, 2015.  The issued claims include composition of matter claims to omaveloxolone without regard to morphic form, claims to several distinct morphic forms of omaveloxolone including the form used in oral dosing formulations, and claims to various methods of therapeutic use.  A first continuation application has also issued, and a second continuation application is pending.  Foreign equivalents of the original U.S. application have been filed in Europe, Canada, Mexico, Japan, China, and more than 20 other territories.  The European application has granted and has been validated in multiple European Patent Convention member states.  In addition, a divisional application has been filed in Europe.  A third patent family, filed by AbbVie in April 2014 and subject to the terms of the AbbVie collaboration agreement, claims additional morphic forms of omaveloxolone.

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

Patent Number	Title	Projected Expiration
8,124,799	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and Other Modifications at C-17	December 3, 2029
8,440,854	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and Other Modifications at C-17	April 20, 2029
9,102,681	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and Other Modifications at C-17	April 20, 2029
9,670,147	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and Other Modifications at C-17	April 20, 2029
8,993,640	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof	April 24, 2033
9,701,709	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof	April 24, 2033
9,856,286	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof	April 24, 2034

RTA 901 Patent Portfolio

RTA 901 is protected by a family of patents and applications based on a PCT application filed in 2013.  Patents from this family have been granted in the United States, Australia, China, Eurasia, Japan, and New Zealand.  Applications are pending in Europe, Canada, Australia, Mexico, and several other countries.  In addition, a continuation application has been filed in the United States.  Both issued and pending claims in this family include composition of matter claims that specifically cover RTA 901 regardless of form, and other claims that cover related compounds.  Patents from this family will expire in 2033 unless extended.  Details of the issued United States patent are shown below.

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

Licenses

2004 Dartmouth and MD Anderson License

In 2004, we entered into an agreement with the Board of Regents of The University of Texas System in which we obtained from The Trustees of Dartmouth College (Dartmouth) and The University of Texas MD Anderson Cancer Center (MD Anderson), an exclusive, sublicenseable, worldwide license to compounds, including bardoxolone methyl, and claims in certain patents and patent applications, along with associated know-how, to manufacture, have manufactured, use and sell defined licensed products for use within the field of human therapeutic and diagnostic uses, research reagents and veterinary uses.  Dartmouth and MD Anderson retain certain limited rights related to academic research and educational use of these compounds, and the U.S. government retains certain limited rights.

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

2014 University of Kansas Licenses

In September 2014, we entered into two exclusive, worldwide license agreements with KU Center for Technology Commercialization, Inc., the manager of intellectual property owned by University of Kansas and the University of Kansas Medical Center (the University of Kansas), to compounds claimed in certain patents and patent applications either owned exclusively by the University of Kansas or owned jointly by the University of Kansas and the National Institutes of Health (the NIH), that act as small molecule modulators of heat shock protein activity and responses in all human and veterinary therapeutic and diagnostic uses.

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

Employees

As of December 31, 2017, we had 93 full-time employees, 23 of whom held Ph.D. or M.D. degrees, 62 of whom were engaged in research and development, and 31 of whom were engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support.  None of our employees is represented by a labor union, and none of our employees has entered into a collective agreement with us.  We consider our employee relations to be good.

Research and Development

In each of the last three fiscal years ended December 31, 2017, 2016, and 2015, we have spent $71.3 million, $39.5 million, and $35.1 million, respectively, on research and development.

Facilities

Our principal executive offices are located in Irving, Texas, where we lease approximately 34,890 square feet of office and laboratory space.  Our lease expires in October 2020.  We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors:

Name	Position
Dawn C. Bir	Vice President, Chief Commercial Officer
J. Warren Huff	Chief Executive Officer, President, and Chairman of the Board of Directors
Colin Meyer, M.D.	Chief Medical Officer and Vice President, Product Development
Keith W. Ward, Ph.D.	Vice President, Chief Development Officer
Jason D. Wilson	Chief Financial Officer and Vice President, Strategy
Michael D. Wortley	Vice President, Chief Legal Officer
James E. Bass (1)(2)(3)	Director
William D. McClellan, Jr. (1)(2)(3)	Director
R. Kent McGaughy, Jr. (2)(3)	Director
Jack B. Nielsen (1)(2)(3)	Director
William E. Rose (1)(2)	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Dawn C. Bir joined Reata as Chief Commercial Officer in September 2016 to develop and oversee marketing, market access, sales, training, and commercial operations.  Prior to joining Reata, Ms. Bir most recently served as Vice President of Sales with Pharmacyclics, LLC.  From February 2013 to September 2016, she built and led their first hematology national sales organization of sales representatives, division managers, and regional sales directors, responsible for the launch of IMBRUVICA in the United States and Puerto Rico.  From October 2011 to February 2013, Ms. Bir served as Vice President Sales & Marketing with McKesson US Pharmaceutical, SKY Pharmaceuticals, and RxPak.  Prior thereto, she held positions of increasing responsibility within McKesson Corporation, Genentech, Inc., and Bristol-Myers Squibb Company.  Ms. Bir holds a B.S. in Biology from Binghamton University.

J. Warren Huff is the Chairman, Chief Executive Officer and President of Reata.  He has served as our sole CEO, President, and as Chairman of the board of directors since our founding in 2002.  Prior to founding Reata, Mr. Huff served as CEO in a number of biotech and information technology start-up enterprises.  Mr. Huff started his career as an attorney with Johnson & Gibbs, P.C., where he was a partner and Chairman of the Corporate Securities Practice.  Mr. Huff received a B.B.A. magna cum laude from the University of Texas at Austin and a J.D. from Southern Methodist University.  Our board of directors believes that Mr. Huff is qualified to serve on our board of directors due to his extensive experience investing and working in the pharmaceuticals industry.

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

Jason D. Wilson is Reata’s Chief Financial Officer and oversees corporate strategy, finance, accounting and treasury, human resources, business development, investor relations, and information technology.  He joined Reata in 2006.  Prior to joining Reata he held positions as Vice President, Finance & Corporate Controller at Caris Diagnostics and as a Senior Manager in the health-sciences group at Ernst & Young LLP.  Mr. Wilson holds a B.B.A. in Accounting from Henderson University and an M.B.A. from the University of Central Arkansas.

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

William D. McClellan, Jr. has served as a member of the Board of Directors since March 2017.  Mr. McClellan, Jr. has served as the Chief Financial Officer at Aerin Medican Inc. since January 2018.  Mr. McClellan, Jr. is a financial management consultant to healthcare and life sciences companies, serving as the managing member of Goodwater Consulting, LLC since March 2017.  From June 2004 until June 2016, Mr. McClellan, Jr. was the Chief Financial Officer and Executive Vice President, Finance at On-X Life Technologies Holdings, Inc.  Prior to June 2004, Mr. McClellan, Jr. held financial and accounting positions at various healthcare and other companies and was a certified public accountant serving as an auditor with Price Waterhouse Coopers for nine years.  He currently serves on the board of directors of Apollo Endosurgery, Inc., a publicly-traded company, and chairs its audit committee.  Mr. McClellan, Jr. received a B.B.A. in accounting from Abilene Christian University and is a certified public accountant.  Our Board believes that Mr. McClellan, Jr. is qualified to serve on our Board due to his extensive experience in finance and accounting roles in the healthcare and life sciences industry and in serving as a certified public accountant at a large public accounting firm.

R. Kent McGaughy, Jr. has served as a member of the Board of Directors since December 2004.  Mr. McGaughy, Jr. has been a partner in CPMG, Inc. since 2006.  Prior to joining CPMG’s predecessor, Cardinal Investment Company, Inc. in 1997, he worked in mergers and acquisitions at Simmons & Company International.  He currently serves on the boards of Apollo Endosurgery, Inc., a publicly-traded company, and several private companies.  Mr. McGaughy, Jr. received his B.A. from the University of Texas (summa cum laude and member of Phi Beta Kappa) and his M.B.A. from the Harvard Business School.  Our board of directors believes that Mr. McGaughy, Jr. is qualified to serve on our board of directors due to his extensive experience investing and extensive service on the boards of directors of other companies.

Jack B. Nielsen has served as a member of the Board of Directors since June 2006.  Mr. Nielsen is a partner in Vivo Capital, LLC, a healthcare focused investment firm.  Prior to March 1, 2017, Mr. Nielsen worked within the Novo A/S organization and its venture activities since 2001 in several roles, most recently being employed as a Senior Partner based in Copenhagen, Denmark.  From 2006 to 2012, Mr. Nielsen was employed as a Partner at Novo Ventures (US) Inc. in San Francisco, where he established the office which provides certain consultancy services to Novo A/S.  Mr. Nielsen in the past served on the board of directors of Akebia Therapeutics, Inc., Merus, N.V, and Apollo Endosurgery, Inc., each of which is a publicly-traded company.  He is also currently a member of the board of directors of a number of private companies.  Mr. Nielsen received a M.Sc. in Chemical Engineering from the Technical University of Denmark, and a Masters in Management of Technology from the Center for Technology, Economics and Management; Technical University of Denmark.  Our board of directors believes that Mr. Nielsen is qualified to serve on our board due to his extensive industry experience, his experience with venture capital investments, and his board service for several companies in the biotechnology sector.

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

Risks Related to Our Financial Condition

We have incurred significant losses since our inception.  We anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability.  We will require additional financings to fund our operations.

We are a biopharmaceutical company with our lead product candidates, bardoxolone methyl and omaveloxolone, in clinical development.  Pharmaceutical product development is a highly risky undertaking.  To date, we have focused our efforts and most of our resources on developing our lead product candidates and on our earlier pipeline assets.  We are not profitable and have only had net income in the year ended December 31, 2014, due to recognition of deferred collaboration revenue.  Furthermore, other than in the years ended December 31, 2009, 2010, and 2012, due to cash received from our collaborations with AbbVie and KHK, we have had negative cash flows from operations in each year since our inception.  We have not generated any revenue based on product sales to date.  We continue to incur significant research and development and other expenses related to our ongoing operations.  For the years ended December 31, 2017, 2016, and 2015, our net loss was $47.7 million, $6.2 million, and $1.5 million, respectively.  As of December 31, 2017, we had an accumulated deficit of $337.1 million and capital resources consisting of cash and cash equivalents of $129.8 million.  Despite cost coverage commitments from KHK and the potential to receive development cost sharing, milestone, and other payments from our collaborators, we anticipate that, without taking into account deferred revenue, we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, our product candidates.  If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable would depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue development and expand our clinical development efforts of our product candidates, seek regulatory approval and prepare for the commercialization of our product candidates, and pursue the development of additional molecules and treatment of additional indications.  These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, seeking regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our collaborators.  The outcome of any clinical trial or regulatory approval process is highly uncertain, and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process, or the likelihood of success, for our product candidates in development and any future product candidates.  Our operating plans or third-party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned through public or private offerings of securities, debt financings, or other sources, such as royalty monetization or other structured financings.  Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.  We may seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress in the development of and the conduct of clinical trials with respect to our product candidates;
•	the costs of development efforts, including the conduct of clinical trials with respect to our lead product candidates, including the degree of participation by our collaborators;
•	the costs to initiate and continue research, preclinical, and clinical development efforts for any future product candidates;
•	the costs associated with identifying additional product candidates;
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

During the past three completed fiscal years, substantially all of our revenue was from our collaborators, including $45.1 million, $48.2 million, and $48.1 million under the AbbVie license and collaboration agreements and $1.5 million, $1.5 million, and $1.5 million under the KHK agreement, constituting 97%, 100%, and 99% of our revenue, for each of the years ended December 31, 2017, 2016, and 2015, respectively.  Furthermore, this revenue consists of the recognition of deferred revenue from upfront, nonrefundable payments that we received from AbbVie and KHK in prior years and not from new collaboration payments.

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

If we are unable to continue to advance our development efforts and achieve development milestones under our collaboration agreements due to disagreements, or, if our collaborations are reprioritized by us or our collaborators or are renegotiated, our revenue may decrease and our activities may fail to lead to commercial products.

Revenue from research and development collaborations depends upon continuation of the collaborations, reimbursement of development costs from KHK, the achievement of milestones, and royalties and profits from our product sales, if any, derived from future products developed from our research.  Collaboration agreements are often complex relationships intended to last for a long term; as a result, we may have disagreements or our collaborations may be reprioritized by us or our collaborators or renegotiated from time to time to change economic and other terms.  If we are unable to successfully advance the development of our product candidates or achieve milestones, or, if our collaboration agreements are renegotiated, we may not receive some or all of the revenue currently contemplated under our collaboration agreements.  A significant portion of the milestone payments that could occur under our existing contractual arrangements arise from our KHK agreement.

Payments under the instruments governing our indebtedness may reduce our working capital.  In addition, a default under our Loan Agreement could cause a material adverse effect on our financial position.

In March 2017, we entered into the Loan Agreement, under which the Lenders agreed to lend us up to $35 million, issuable in two separate tranches of $20 million (Term A Loan) and $15 million (Term B Loan).  On March 31, 2017, we borrowed the $20 million from the Term A Loan.  In November 2017, the Company amended the Loan Agreement to increase the Term B Loan amount to either $20 million or $25 million, which extends the interest only period from six to twelve months if the Term B Loan is drawn.  The Company may, at its sole discretion, borrow $20 million under Term B Loan by June 29, 2018.  We may borrow an additional $5 million under the Term B Loan, for a total of $25 million, upon the achievement of one of two milestones by the earlier of 90 days after the achievement of a milestone or June 29, 2018.

Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property.  We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.  All outstanding Term Loans will mature on March 1, 2022.  We will make interest-only payments for 18 months through November 1, 2018; however, if we draw the Term B Loan, we will make interest-only payments for 30 months through October 1, 2019.  The interest-only payment period will be followed by 41 equal monthly payments, or 29 equal monthly payments if we draw the Term B Loan, of principal and interest payments.  Payments under the Loan Agreement could result in a significant reduction of our working capital.

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

These restrictions could inhibit our ability to pursue our business strategies.  If we default under our obligations under the Loan Agreement, the lenders could proceed against the collateral granted to them to secure our indebtedness or declare all obligation under the Loan Agreement to be due and payable.  In certain circumstances, procedures by the lenders could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lenders.  If any indebtedness under the Loan Agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness.  In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization, or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidates, bardoxolone methyl and omaveloxolone.

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of bardoxolone methyl and omaveloxolone, which are currently our lead product candidates.  These are our lead product candidates that have advanced into registrational clinical development, and it may be years before the trials required for their approval are completed, if ever.  Our other clinical and preclinical programs are less advanced in development and may never enter into registrational clinical trials.  Although we believe that Nrf2 activators have many potential clinical applications, we may fail to pursue successful indications and may miss opportunities for development in other indications as a result of limited resources.  We also may fail to focus our efforts by attempting to develop single product candidates in multiple indications and formulations without success.

Our near-term prospects are dependent upon successful interactions with global regulatory authorities and on successful registrational development and commercialization of bardoxolone methyl and omaveloxolone.  We may need to complete larger and more extensive controlled clinical trials to validate the results observed in clinical trials to date to continue further development of these product candidates.  In addition, although there may be many potentially promising indications beyond those listed above, we are still exploring indications for which further development of, and investment for, our lead product candidates may be appropriate.  Accordingly, the costs and time to complete development and the related risks are currently unknown.

The clinical and commercial success of bardoxolone methyl and omaveloxolone will depend on a number of factors, many of which are beyond our control.

The clinical and commercial success of bardoxolone methyl and omaveloxolone will depend on a number of factors, including the following, many of which are beyond our control:

•

the timely initiation, continuation, and completion of our Phase 2 and Phase 3 clinical trials for bardoxolone methyl and omaveloxolone, which will depend substantially upon requirements for such trials imposed by the FDA, and other regulatory agencies and bodies;

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

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post-market approval information, importation, and exportation.  In addition, approved products, manufacturers, and manufacturers’ facilities are required to comply with extensive FDA, EMA, Japanese Pharmaceuticals and Medical Devices Agency (PMDA), and Australian Therapeutic Goods Administration (TGA), requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to CGMP requirements.  As such, we and our potential future contract manufacturers will be subject to continual review and periodic inspections to assess compliance with CGMPs.  Accordingly, we and others with whom we work will be required to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.  We will also be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, PMDA, TGA, and other similar agencies and to comply with certain requirements concerning advertising and promotion for our product candidates.  Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling.  Accordingly, once approved, we may not promote our products, if any, for indications or uses for which they are not approved.

If a regulatory agency discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market.  If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.  Success in preclinical studies and early clinical trials may not be predictive of results in larger clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in larger clinical trials, even if successful.  For example, we have previously endeavored to develop bardoxolone methyl for the treatment of CKD caused by type 2 diabetes.  While bardoxolone methyl appeared to be safe and effective throughout Phase 2 clinical development for kidney disease, we encountered heart failure related to fluid overload during the pivotal Phase 3 trial, known as BEACON, that resulted in the termination of the CKD caused by type 2 diabetes program.  Heart failure appeared to occur at a very low rate in only a particular type of patient studied during BEACON, which was not observed during Phase 2.  Our other clinical programs with bardoxolone methyl and omaveloxolone have involved a relatively small number of patients exposed for a relatively short period of time compared to the Phase 3 clinical trials that we may need to conduct.  Accordingly, the Phase 2 clinical trials that we have conducted may not have uncovered safety issues, even if they exist.  The biochemical pathways that we believe are affected by bardoxolone methyl and omaveloxolone are implicated in a variety of biological processes and disease conditions, and it is possible that the use of our product candidates to treat larger numbers of patients will demonstrate unanticipated adverse effects, including possible drug-drug interactions, which may negatively affect their safety profile.

In addition, we cannot assure that any potential advantages that we believe bardoxolone methyl may have for our current clinical programs will be substantiated by our registrational clinical trials or that we will be able to include a discussion of any advantages in our labeling should we obtain approval.  We cannot assure you that our previous data in our Phase 2 trial and our trials in CKD caused by type 2 diabetes may predict effects in our registrational trial in patients with CKD caused by Alport syndrome.  In addition, based on the data from our ongoing Phase 2 clinical trial in PAH and PH-ILD, we believe that bardoxolone methyl, combined with current standard of care, may have benefits compared to treatment with current standard of care.  However, our belief that bardoxolone methyl may offer those benefits is based on a limited amount of data from our Phase 2 trial and our understanding of the likely mechanisms of action for bardoxolone methyl, and such data may not be replicated in our Phase 3 trial.  Additionally, while we have discussed the PAH and CKD caused by Alport syndrome trial data with the FDA and the PMDA, we have not yet discussed these trial data with any other global regulatory health authority, and these regulatory bodies may not concur that these benefits would translate to approvable trial endpoints or be reflected on our product label.

In addition, we cannot assure that the potential advantages that we believe omaveloxolone may have will be substantiated by our registrational clinical trials or that we will be able to include a discussion of such advantages in our labeling should we obtain approval.  Additionally, while we have discussed FA and melanoma trial data with the FDA, we have not yet discussed any trial with global regulatory health authorities, and these regulatory bodies may not concur that these benefits would translate to approvable trial endpoints or be reflected on our product label.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we have had, and may face, similar setbacks.  In addition, the patient populations under investigation with bardoxolone methyl and omaveloxolone have many co-morbidities that may cause severe illness or death, which may be attributed to bardoxolone methyl and omaveloxolone in a manner that negatively affects the safety profile of our product candidate.  If the results of our ongoing or future clinical trials for bardoxolone methyl and omaveloxolone are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or AEs that emerge during clinical trials, we may be prevented from or delayed in obtaining marketing approval, and even if we obtain marketing approval, any sales may suffer.

We may face delays in completing our ongoing or planned clinical trials with bardoxolone methyl and omaveloxolone due to a number of factors, or these studies may not be completed at all.

Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including delay or failure to:

•	reach timely agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites;
•	manufacture sufficient quantities of product candidate with acceptable quality attributes for use in clinical trials;
•	obtain required regulatory or IRB approval, or guidance;
•	maintain clinical sites in compliance with clinical trial protocols and GCP;
•	initiate or add a sufficient number of clinical trial sites;
•	recruit, enroll, and retain patients through the completion of the trial; and
•	address any physician or patient safety concerns that arise during the course of the trial.

In addition, we could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRBs at the sites at which such studies are being conducted, or by the FDA or other regulatory authorities.  A suspension or termination of clinical trials, including imposition of a clinical hold, may result from any number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, changes in laws or regulations, or a principal investigator’s determination that an SAE could be related to our product candidates.  Any delays in completing our clinical trials will increase the costs of the trial, delay or prevent the product candidate’s development and approval, and jeopardize our ability to commence marketing and generate revenue.  Any of these occurrences may materially and adversely harm our business and operations and prospects.

Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our product candidates or that may be identified as related to our product candidates by investigators conducting our clinical trials or even related to competing products in development that utilize a similar mechanism of action or act through a similar biological disease pathway could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims.  AEs and SAEs that emerge during treatment with our product candidates or other compounds acting through similar biological pathways may be deemed to be related to our product candidate.  This may require longer and more extensive Phase 3 clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain our product candidates and could result in negative labeling or a restrictive REMS.  This may also result in an inability to obtain approval of our product candidates.

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

Although to date we have not seen evidence of significant safety concerns with our product candidates in the patient populations currently undergoing clinical trials with bardoxolone methyl or omaveloxolone beyond those seen in BEACON, patients treated with our products, if approved, may experience adverse reactions, and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates.  If safety problems occur or are identified after our products, if any, reach the market, we may make the decision or be required by regulatory authorities to amend the labeling of our products, recall our products, or even withdraw approval for our products.

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

Patients may be unwilling to participate in our clinical trials for bardoxolone methyl due to the AEs we previously detected in a subset of patients with advanced CKD caused by type 2 diabetes, and patients currently controlling their disease with standard of care may be reluctant to participate in a clinical trial with an investigational drug.  Likewise, patients may be unwilling to participate in our clinical trials for bardoxolone methyl and omaveloxolone due to unforeseen factors beyond our control.  Some of the conditions that we are studying are rare diseases and enrollment in clinical trials may be limited by the lack of suitable patients with these diseases.  We may not be able to successfully initiate or continue clinical trials if we cannot rapidly enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory agencies.  If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate on-going or planned clinical trials, any of which could have a material adverse effect on our business and prospects.

If we, our collaborators, or our third-party manufacturers cannot manufacture our product candidates or products at sufficient yields, we may experience delays in development, regulatory approval, and commercialization.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture our product candidates at sufficient yields and at commercial scale.  We have limited direct experience in manufacturing, or managing third parties in manufacturing, certain types of our product candidates in the volumes that are expected to be necessary to support commercialization.  Our efforts to establish these capabilities may not meet our requirements as to scale-up, timeliness, yield, cost, or quality in compliance with CGMP.  Our clinical trials must be conducted with product candidates produced under applicable CGMP regulations.  Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.  Our collaborators or experienced third-party manufacturers may encounter difficulties in production, which may include but are not limited to:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields;
•	supply chain issues, including the timely availability and shelf life requirements of raw materials and supplies and the lack of redundant and backup suppliers;
•	quality control and assurance;
•	shortages of qualified personnel and capital required to manufacture large quantities of product;
•	competing capacity needs at contract manufacturing organizations (CMOs) supporting product development as quantities for supply increase;
•	establishment of commercial supply capacity through binding supply agreements;
•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity limitations and scheduling availability in contracted facilities; and
•	natural disasters, cyberattacks, or other force majeure events that affect facilities and possibly limit production or loss of product inventory maintained in third party storage facilities.

Even if we are able to obtain regulatory approval of our product candidates, we cannot predict the labeling we will obtain and it may be more narrow than originally sought.

Although we are conducting three registrational trials, specific labeling language has not yet been discussed with health regulatory authorities.  For both bardoxolone methyl and omaveloxolone, regulatory approvals, if obtained at all, may include very narrowly-defined indications for which these products may be marketed, since this limitation is a common outcome of health authority review and approval processes.  Alternatively, the specific labeling language could highlight real or potential perceived risks that could limit the use of the product candidates in the marketplace, or require a REMS.  These labeling limitations may be driven by either preclinical or clinical outcomes, some of which may not yet have been observed in our early studies.  Such limitations or warnings may affect our ability to successfully commercialize our products.  Due to the rarity of the diseases for which our product candidates are targeted, a narrower than expected indication or other restrictions in labeling could significantly affect our ability to generate revenue.

We have never completed a Phase 3 clinical trial or submitted an NDA and may be unable to do so efficiently or at all for bardoxolone methyl, omaveloxolone, or any product candidate we are developing or may develop in the future.

We have conducted, or are currently conducting, Phase 2 and Phase 3 or other registrational trials for bardoxolone methyl and omaveloxolone, and we may need to conduct additional Phase 2 trials before initiating additional Phase 3 or other registrational clinical trials with bardoxolone methyl and omaveloxolone.  The conduct of Phase 3 trials and the submission of an NDA is a complicated process.  We have not previously completed a Phase 3 trial, have limited experience in preparing, submitting, and prosecuting regulatory filings, and have not previously submitted an NDA.  Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA submission and approval of any product candidate we are developing.  We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

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

If bardoxolone methyl is approved and launched commercially for patients with CKD caused by Alport syndrome, it will likely be the first treatment on the market for the indication.  At least one therapy for the treatment of Alport syndrome is currently in clinical development with a Phase 2 injectable product candidate, RG-012, from Regulus Therapeutics.

If bardoxolone methyl is approved and launched commercially for patients with PAH, it would launch into a product landscape of numerous approved therapeutics, including Opsumit® (macitentan), Adempas® (riociguat), Orenitram™ (treprostinil), Letairis® (ambrisentan), Tracleer® (bosentan), Uptravi® (selexipag), and others.  These agents, used alone or in combination, currently comprise the standard of care in the treatment of patients with PAH.  While we expect our anticipated product profile would be complementary to these therapies, and would add to, rather than attempt to displace, these products, it may be difficult to encourage treatment providers and patients to add our product to their treatment paradigm.  We may also face competition from potential new therapies currently in clinical development.  For example ralinepag, GS-4997, BIA-5-1058, and KAR5585 are purported to be in development by such companies as Arena Pharmaceuticals, Inc., Gilead Sciences, Inc., Bial-Portela & Ca., SA, and Karos Pharmaceuticals, Inc., respectively.  These product candidates may be in competition with bardoxolone methyl for patient recruitment and enrollment for clinical trials and may be in competition with bardoxolone methyl if it is approved and launched commercially.  Some of these product candidates may enter the market prior to bardoxolone methyl, and some of these product candidates could limit the market or level of reimbursement available for bardoxolone methyl if it is commercialized.

If bardoxolone methyl is approved and launched commercially for patients with ADPKD, IgA nephropathy, type 1 diabetic CKD, or focal segmental glomerulosclerosis, it could face competition.  Multiple other therapies are reported to be in clinical development for ADPKD such as tolvaptan, tesevatinib, venglustat, and lixivaptan by companies including Otsuka Pharmaceutical Co., Ltd., Kadmon Holdings, Inc., Sanofi Genzyme, and Palladio Biosciences.  Clinical development for the treatment of IgA nephropathy includes OMS-721, nefecon, blisibimod, fostamatinib, LNP023, and atacicept by Omeros Corporation, Calliditas Therapeutics AB, Anthera Pharmaceuticals, Inc., Rigel Pharmaceuticals Inc., Novartis AG, and Merck KgaA.  Genkyotex is currently involved in a clinical trial of GKT831 in type 1 diabetic CKD.  Sparsentan, bleselumab, and abatacept are reported to be in clinical development for the treatment of FSGS by Retrophin, Inc., Astellas Pharma Global Development, Inc., and Bristol-Myers Squibb Company.  These product candidates may be in competition with bardoxolone methyl for patient recruitment and enrollment for clinical trials and may be in competition with bardoxolone methyl if it is approved and launched commercially.  Some of these product candidates may enter the market prior to bardoxolone methyl, and some of these product candidates could limit the market or level of reimbursement available for bardoxolone methyl if it is commercialized.

If bardoxolone methyl is approved and launched commercially for patients with PH-ILD, it could be the first therapy to serve this subset population.  We may face competition from potential new therapies currently in clinical development or additional approvals of existing therapies.  For example, Adempas®, Tracleer®, and Orenitram™ are purported to be in development by such companies as Bayer, Actelion, and United Therapeutics Corporation, respectively.  These product candidates may be in competition with bardoxolone methyl for patient recruitment and enrollment for clinical trials and may be in competition with bardoxolone methyl if it is approved and launched commercially.  Some of these product candidates may enter the market prior to bardoxolone methyl, and could limit the market or level of reimbursement available for bardoxolone methyl if it is commercialized.

Omaveloxolone may face similar competitive risks as bardoxolone methyl.  For our development program in mitochondrial disorders such as FA and MM, if omaveloxolone is approved and launched commercially it may face market competition.  Although there are no currently approved therapies for these conditions, there are several competitors who purport to be developing products in this space, including TAK-831, RT001, epicatechin, JOT101, Elamipretide®, idebenone, vatiquinone, and KH176.  These candidates are being developed by such companies as Takeda Pharmaceutical Company Limited, Retrotope Inc., Cardero Therapeutics Inc., Jupiter Orphan Therapeutics, Inc., Stealth Biotherapeutics Inc., Santhera Pharmaceuticals Holding AG, BioElectron Technology Corporation, and Khondrion, respectively.  These product candidates may be in competition with omaveloxolone for patient recruitment and enrollment for clinical trials and may be in competition with omaveloxolone if it is approved and launched commercially.  Some of these product candidates may enter the market prior to omaveloxolone, and some of these product candidates could limit the market or level of reimbursement available for omaveloxolone if it is commercialized.

Omaveloxolone may face market competition if it is approved and launched commercially as part of our development program in immuno-oncology.  Numerous therapies are in development for combination treatments in immuno-oncology, including Yervoy®, Opdivo®, Keytruda®, MPDL-3280A, entinostat, indoximod, epacadostat, IMO2125, relatlimab, SD101, CMP001, BTH1677, ImmunoPulse® IL-12, PLX3397, CB839, and others.  These candidates are being developed by such companies as Bristol-Myers Squibb Company, Merck & Co., Inc., Roche Holding AG, Syndax Pharmaceuticals, Inc., NewLink Genetics Corporation, Incyte Corporation, Idera Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Dynavax Technologies Corporation, Checkmate Pharmaceuticals, Biothera Pharmaceuticals Inc., OncoSec Medical Inc., Plexxikon Inc., and Calithera Biosciences Inc., respectively.  These product candidates may be in competition with omaveloxolone for patient recruitment and enrollment for clinical trials and may be in competition with omaveloxolone if it is approved and launched commercially.  Some of these product candidates may enter the market prior to omaveloxolone, and some of these product candidates could limit the market or level of reimbursement available for omaveloxolone if it is commercialized.

RTA 901 may face similar competitive risks as bardoxolone methyl and omaveloxolone.  Other HSP90 inhibitors are being developed for neurological indications, including arimoclomol and PUH-AD by such companies as Orphazyme AS and Samus Therapeutics Inc.

RTA 1701 may face similar competitive risks as bardoxolone methyl, omaveloxolone, and RTA 901.  Other RORgT modulators are in various stages of clinical development, including AGN-242428, BOS172767, JTE451, AZD0284, JNJ3534, and others.  These candidates are being developed by such companies as Allergan plc, Boston Pharmaceuticals, Japan Tobacco Inc., AstraZeneca PLC, and Phenex Pharmaceuticals AG, respectively.

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

Even if we obtain marketing approval for our product candidates, these product candidates may not gain market acceptance among physicians, third-party payors, patients, and others in the health care community.  Market acceptance of any approved product depends on a number of other factors, including:

•

the clinical indications for which the product is approved and the labeling required by regulatory authorities for use with the product, including any warnings, testing, and other qualifying criteria for patient use, that may be required in the labeling;

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to the third-party payor, which we may not be able to provide.  Furthermore, the reimbursement policies of third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products.  Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such payor will pay for the drug product.  Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products, if any.  Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product.  If coverage and reimbursement are not available or are available only to limited levels, we may not be able to commercialize certain of our products, if any.  Payors may also add additional requirements, including genetic testing and requiring less expensive generic therapy first.

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

We have entered into an agreement with KHK with respect to the development and commercialization of bardoxolone methyl for renal, cardiovascular, diabetes, and certain related metabolic indications in certain territories in Asia.  We have also entered into a license agreement with respect to the development and commercialization of bardoxolone methyl for renal, metabolic, and cardiovascular indications with AbbVie in certain territories outside the United States that are not covered by the KHK agreement.  However, AbbVie is not currently participating in the development of bardoxolone methyl in CKD caused by Alport syndrome, CTD-PAH, PH-ILD, or other rare kidney diseases, and KHK is not participating in the development of bardoxolone methyl in CTD-PAH, PH-ILD, or other rare kidney diseases but is reimbursing us the majority of the costs for our registrational trial in CKD caused by Alport syndrome in Japan.  Additionally, we have entered into a collaboration agreement with AbbVie with respect to the development and commercialization of omaveloxolone and other Nrf2 activator product candidates globally, and currently AbbVie is not participating in the development of omaveloxolone.  These agreements contain various provisions related to cost-sharing of product development in certain instances and also provide for commercialization and revenue recognition terms for certain products throughout the major territories of the world.

Our agreements with AbbVie and KHK provide them with certain rights and responsibilities related to participation in product development and commercial product supply of given products in specific territories.  If AbbVie or KHK were to continue to elect not to participate in the development and commercialization of our product candidates or to determine that their collaborations with us are no longer a strategic priority, were unable to perform their obligations under the collaboration agreements, or if a successor were to reduce their level of commitment to their collaborations with us, our ability to develop and commercialize our product candidates could suffer.  In addition, some of our collaborations are exclusive and preclude us from entering into additional collaboration agreements with other parties in the area or field of exclusivity.  AbbVie and KHK have allowed us to make regulatory filings and conduct clinical trials in their exclusive territories in order to generate clinical trial data that we may use in connection with seeking approval of our product candidates in the United States.  There can be no assurance that one or more of these authorizations will not be withdrawn.

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

With respect to the AbbVie collaboration agreement, additional complexities exist.  For example, if AbbVie were to opt back in to development of omaveloxolone, we and AbbVie must reach a consensus on our registrational development program with respect to jointly developed product candidates.  Alternately, depending upon what point, if any, AbbVie opts back in, we could be responsible for commercializing omaveloxolone globally.  Similarly, our collaboration with KHK for bardoxolone methyl requires cooperation between the parties, and failure to do so can negatively affect the development and commercialization of certain of our product candidates or result in termination of the KHK agreement.  Multi-party decision-making is complex and involves significant time and effort.  There can be no assurance that the parties will cooperate or reach consensus, or that one or both of our collaborators will not ask to proceed independently in some or all of their respective territories or functional areas of responsibility in which the applicable collaborator would otherwise be obligated to cooperate with us.  Any disputes or lack of cooperation with AbbVie or KHK may negatively affect the timing or success of our planned clinical trials or commercialization plans.

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

We cannot assure that, upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP requirements.  Similarly, we rely on certain CROs that conduct nonclinical studies, some of which must be conducted in compliance with GLP requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of such studies.  If we or any of the CROs that perform nonclinical studies for us fail to comply with applicable GLP requirements, the data generated in those studies may be deemed unreliable and the FDA or other regulatory authorities may require us to repeat or to perform additional studies before an IND application becomes effective or prior to any marketing approval, if granted.

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

We do not have agreements with alternative or secondary suppliers of drug substance, a drug product intermediate, or final drug product candidates.  Additionally, we do not have agreements with alternative suppliers of certain components of our product candidates.  To date, we have used purchase orders for the supply of key materials that we use in our product candidates.  We may be unable to enter into long-term commercial supply arrangements with our vendors or to do so on commercially reasonable terms, which could have a material adverse effect upon our business.  In addition, we rely on our contract manufacturers to purchase from third-party suppliers some of the materials necessary to produce our product candidates.  In certain instances, we do not have direct control over the acquisition of those materials by our contract manufacturers.  Moreover, we do not have any agreements for the commercial production of those materials.  If a key supplier became unable to supply a key intermediate, the drug substance, or a key component, the lead time required to reinitiate supply source from the alternative suppliers presents risk of delay and potential shortages of supply of our product candidates.  The logistics of our product candidate supply chains, which includes shipment of non-FDA regulated materials and intermediates from countries such as China, India, Japan, and Spain, adds additional time and risk to the manufacture of our product candidates.

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

Composition-of-matter patents relating to the active pharmaceutical ingredient are generally considered to be the strongest form of patent protection for pharmaceutical products, as such patents provide protection not limited to a particular method of use or formulation.  Method-of-use patents protect the use of a product for the specified purpose(s) or indication(s), and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method.  Bardoxolone methyl, omaveloxolone, and RTA 901 are protected by granted United States and foreign patents claiming compositions of matter and methods of use.  RTA 1701 is protected by granted United States and foreign patents claiming compositions of matter.  Each compound is the subject of pending U.S. and foreign patent applications claiming compositions of matter or methods of use.  We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates.  We may choose not to file patent applications to protect certain technologies, and may also choose to allow certain patents or patent applications to lapse or expire based on cost-benefit considerations.

Pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain.  Patent laws vary from country to country, and may change over time.  In addition, the interpretation of patent law by the court systems in a country may change over time.  This variability adds uncertainty with respect to the validity and enforceability of our patents and the likelihood that our patent applications will result in granted patents.  Pending patent applications that we own or license, and new applications filed by us or our licensors, may fail to result in issued patents.  Third parties may challenge the validity or enforceability of our issued patents or patents resulting from our pending or future applications, which may result in such patents being narrowed, invalidated, or held unenforceable.  Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates.  If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates.  Discoveries are generally published in the scientific literature well after their actual development.  Patent applications in the United States and other countries are typically not published until 18 months after filing and in some cases are never published.  Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions.  Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the United States, the first to file a patent application encompassing the invention is entitled to patent protection for the invention.  The United States moved to a “first inventor to file” system under the Leahy-Smith America Invents Act (AIA), effective March 16, 2013.  Effects of this change and other elements of the AIA are evolving, as the USPTO, is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined.  Creating further uncertainty, provisions under the AIA also include procedures for challenging issued patents and pending patent applications.  We may become involved in opposition, inter partes review, or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain.  An unfavorable outcome in any such proceedings could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop, or commercialize our product candidates without infringing the patent rights of others.

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

As our product candidates advance toward commercialization, we or our collaborators may be subject to intellectual property infringement or misappropriation claims from third parties.  We attempt to ensure that our product candidates do not infringe third-party patents and other proprietary rights.  However, the patent landscape in competitive product areas is highly complex, and there may be patents of third parties of which we are unaware that may result in claims of infringement.  Accordingly, there can be no assurance that our product candidates do not infringe proprietary rights of third parties, and parties making claims against us may seek and obtain injunctive or other equitable relief, which could potentially block further efforts to develop and commercialize our product candidates.  Any litigation involving defense against claims of infringement, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time.

If we succeed in commercializing one or more of our product candidates under U.S. law, the approved product would likely be considered a NCE and, if so, would benefit from a period of data exclusivity in which no competitor could receive marketing approval for a product containing the same active pharmaceutical ingredient.  Similar laws provide various periods of data exclusivity for new chemical entities in Europe and certain other foreign jurisdictions.  Once the applicable period of regulatory exclusivity has expired, competitors may seek to market generic versions of our products even though issued patents protecting those products are still in force.  In the event that a generic competitor seeks such approval, it may be necessary for us to take legal action to enforce our patents.  In addition, the generic competitor may seek to invalidate our patents or to obtain a ruling of non-infringement in a court proceeding or by challenging our patents through interference, reexamination, inter partes review, and post-grant review proceedings before the USPTO or through other comparable proceedings, such as oppositions or invalidation proceedings, before foreign patent offices.  Any such resulting litigation or administrative proceedings would involve substantial expense, would be a substantial diversion of management time, and could create uncertainty regarding future sales of our products.  Findings of invalidity or non-infringement with respect to our patents could have a material adverse effect on our business.  Moreover, third parties, including generic competitors or others, may initiate judicial or administrative proceedings in the United States and foreign jurisdictions to challenge our patents from time to time, which could have a material adverse effect on our business.

We may consider initiating administrative proceedings and other means for challenging third-party patents and patent applications.  Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the USPTO, or through other comparable proceedings, such as oppositions or invalidation proceedings, before foreign patent offices.  An unfavorable outcome in any such challenge could result in loss of patent protection for our technology or require us to cease using the related technology and to attempt to license rights to it from the prevailing third party, which may not be available on commercially reasonable terms, if at all, in which case our business could be harmed.  Even if we are successful, participation in administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and time on the part of our management and other employees.

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

The USPTO and foreign patent authorities require maintenance fees and payments as well as continued compliance with a number of procedural and documentary requirements.  Non-compliance may result in abandonment or lapse of the subject patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.  Noncompliance may result in reduced royalty payments for lack of patent coverage in a particular jurisdiction from our collaborators or may result in increased competition, either of which could have a material adverse effect on our business.

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

Additionally, competitors could enter the market with generic versions of our product candidates, which may adversely affect sales of our product candidates, if approved.  Under the Drug Price Competition and Patent Term Restoration Action of 1984, also referred to as the Hatch-Waxman Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product.  A manufacturer may also submit an NDA under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act that references the FDA’s finding of safety and effectiveness of a previously approved drug.  An NDA product submitted under Section 505(b)(2) (a 505(b)(2) NDA) may be a new or improved version of the original innovator product.  Innovative small molecule drugs may be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities, three years for changes to an approved drug requiring a new clinical trial, and seven years for orphan drugs), which precludes FDA approval of, or in some circumstances, the FDA filing and review of, an ANDA or 505(b)(2) NDA relying on the FDA’s finding of safety and effectiveness for the innovative drug.  In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation, or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the Orange Book.  If there are patents listed in the Orange Book, a generic applicant that seeks to market its product before expiration of the patents listed in the Orange Book must include in the ANDA or 505(b)(2) NDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents.  Notice of the certification must also be given to the innovator and, if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA will be stayed for 30 months or a longer or shorter period determined by the court.

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

We will need to obtain approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.

Any proprietary name or trademark we intend to use for our product candidates will require approval from the FDA, and similar health authorities outside the United States, regardless of whether we have secured a formal trademark registration from the USPTO.  The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names.  The FDA may also object to a product name if it believes the name inappropriately implies certain medical claims or contributes to an overstatement of efficacy.  If the FDA objects to any product names we propose, we may be required to adopt an alternative name for our product candidates.  If we adopt an alternative name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.  We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

If we do not obtain additional protection under the Hatch-Waxman Act and similar foreign legislation extending the terms of our patents and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration, and specifics of FDA regulatory approval for our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act.  The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.  Patent term extension, however, is limited to a maximum of five years and cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future.  Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us.  If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license.  Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates.  See “Business—Intellectual Property- Licenses” for a description of our license agreements with Dartmouth, M.D. Anderson, and the University of Kansas, which include descriptions of the termination provisions of these agreements.

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

The time required to obtain approval, if any, by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.  We have not obtained regulatory approval for any product candidate, and it is possible that none of our current or future product candidates we may discover, in-license, or acquire and seek to develop in the future will ever obtain regulatory approval.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs.  Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug.  Orphan drug designation must be requested before submitting an NDA.  In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers.  After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.  Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.  In the European Union, the EMA’s Committee for Orphan Medicinal Products may grant orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union Community.  Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product.  In the European Union, orphan drug designation provides a range of potential incentives for medicines that have been granted an orphan designation by the European Commission, including protocol assistance, access to the centralized authorization procedure, 10 years of market exclusivity, and fee reductions.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if the FDA finds that the holder of the orphan product exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated.  A product may obtain orphan drug exclusivity for each indication that has been designated upon approval of the indication, subject to the qualifications above.  Any orphan drug exclusivity granted for second or subsequent indications applies only to those subsequent indications and does not block approval of a product for the first indication once the initial period of exclusivity has expired.  Moreover, even if one of our drug candidates receives orphan product exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease.

We have received orphan drug designation by the FDA for bardoxolone methyl for the treatment of CKD caused by Alport syndrome and for the treatment of PAH.  We have also received orphan drug designation by the FDA for omaveloxolone for the treatment of FA and malignant melanoma.  We may request orphan drug designation for these and future indications in Europe.  We may seek orphan drug designation in the United States for some of our other product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products, including other rare kidney diseases and MM.  In the future, exclusive marketing rights in the United States, if granted, may be limited if we seek approval for an indication broader than the orphan drug designated indication and may be lost if the FDA later determines that the request for the orphan drug designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.  In addition, although we have sought or intend to seek orphan drug designation, we may never receive approval for such designations.

We may fail to obtain breakthrough therapy designation from the FDA or comparable accelerated development pathways from foreign regulatory authorities for some or all of our product candidates.

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

Breakthrough therapy designation does not change the standards for product approval.  There can be no assurance that we will receive breakthrough therapy designation for any indication.

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

•	HIPAA, which created additional federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•

HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain requirements, including mandatory contractual terms, on certain types of entities, relating to the privacy, security, and transmission of individually identifiable health information;

•

the federal legislation commonly referred to as the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS information related to payments and other transfers of value to physicians, teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

state law equivalents of each of the above federal laws, such as the federal Anti-Kickback Statute and false claims laws, that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or which otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information relating to drug price increases; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other and from HIPAA in significant ways, thus complicating compliance efforts.

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

For example, the PPACA was enacted in 2010 with a goal, among others, of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers.  The PPACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs.  The PPACA also created a new Medicare Part D coverage gap discount program in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.  The Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019.  The PPACA also expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.  In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted.  On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress.  A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs.  This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013.  These reductions have been extended through 2025 unless additional Congressional action is taken.  Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed in to law, which, among other things, reduced Medicare payments to several types of health care providers.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation.  For example, the PPACA has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  More recently, the 2017 Tax Act was signed into law, which eliminated certain requirements of the PPACA, including the individual mandate, and the current administration has further suggested that it may seek repeal of all or portions of the ACA.  We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified.  The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities.  Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector.  We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals.  We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations.  We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities.  Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes.  Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials, and also produce hazardous waste products.  We contract with third parties for the disposal of these materials and wastes, but we cannot eliminate the risk of contamination or injury from these materials.  In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources.  We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.  We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous, or radioactive materials.

In addition, we may incur substantial costs to comply with current or future environmental, health, and safety laws and regulations applicable to our operations in the United States and foreign countries.  These current or future laws and regulations may impair our research, development or manufacturing efforts.

We are also subject to regulation by various federal, state, and local laws, including employment and labor laws, tax laws, and other regulations.  Our failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we and any potential collaborators in those jurisdictions will be subject to additional risks related to operating in foreign countries, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different United States and foreign drug import and export rules;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers, and regulatory requirements;
•	different reimbursement systems and different competitive drugs indicated to treat the indications for which our product candidates are being developed;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•	compliance with the FCPA and other anti-corruption and anti-bribery laws;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from development work conducted by foreign distributors;
•	business interruptions resulting from natural disasters or geopolitical actions, including war and terrorism, or systems failure including cybersecurity breaches; and
•	compliance with evolving and expansive international data privacy laws, such as the European Union General Data Protection Regulation.

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

If we fail to attract and keep senior management and key personnel, in particular our Chief Executive Officer, Chief Medical Officer, and Chief Development Officer, we may be unable to successfully develop our product candidates, conduct our clinical trials, and commercialize our product candidates.

We are highly dependent on our Chief Executive Officer, Warren Huff, our Chief Medical Officer, Colin Meyer, and our Chief Development Officer, Keith Ward.  The loss of the services of Mr. Huff, Dr. Meyer, or Dr. Ward could significantly negatively affect the development and commercialization of our product candidates, our existing collaborative relationships, and our ability to successfully implement our business strategy.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures.  If such an event were to occur and interrupt our operations, it could result in a material disruption of our drug development programs.  For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed.  We may also be vulnerable to cyber-attacks by hackers or other malfeasance.  This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings.  Further, these cybersecurity breaches may inflict reputational harm upon us that may result in decreased market value and erode public trust.

The occurrence of natural disasters, including a tornado, an earthquake, fire, or any other catastrophic event, could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Our initial public offering (IPO) occurred in May 2016.  Therefore, there has only been a public market for our Class A common stock for a short period of time.  Although our Class A common stock is listed on The NASDAQ Global Market, an active trading market for our Class A common stock may not develop or be sustained, and you may not be able to sell your shares quickly.  Shares of our Class A common stock were sold in our IPO at $11.00 per share.

In August 2017, we closed a follow-on underwritten public offering of 3,737,500 shares of our Class A common stock at $31.00 per share.  In November 2017, we entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which we may offer and sell up to $50 million of our Class A common stock from time to time in at-the-market transactions.  No shares have been sold under this program.  Since our IPO in May 2016, our closing stock price has reached a high of $41.60 and a low of $11.03 through February 28, 2018.

In general, pharmaceutical, biotechnology, and other life sciences company stocks have been highly volatile in the current market.  The volatility of pharmaceutical, biotechnology, and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and stocks often respond to trends and perceptions rather than financial performance.  In particular, the market price of shares of our Class A common stock could be subject to wide fluctuations in response to the following factors:

•	results of clinical trials of our product candidates;
•	the timing of the release of results of and regulatory updates regarding our clinical trials;

•	the level of expenses related to any of our product candidates or clinical development programs;
•	results of clinical trials of our competitors’ products;
•	safety issues with respect to our product candidates or our competitors’ products;
•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;
•	fluctuations in our financial condition and operating results;
•	adverse developments concerning our third-party collaborations and our manufacturers;
•	the termination of a third-party collaboration, significant difficulties with an established collaboration, or the inability to establish additional collaborations;
•	the publication of research reports by securities analysts about us or our competitors or our industry or negative recommendations or withdrawal of research coverage by securities analysts;
•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	the ineffectiveness of our internal controls;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;
•	announced strategic decisions by us or our competitors;
•	changes in legislation or other regulatory developments affecting our product candidates or our industry;
•	fluctuations in the valuation of the pharmaceutical industry and particular companies perceived by investors to be comparable to us;
•	sales of our Class A common stock or Class B common stock by us, our insiders, or our other stockholders;
•	speculation in the press or investment community;
•	announcement or expectation of additional financing efforts;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	changes in accounting principles;
•	terrorist acts, acts of war, or periods of widespread civil unrest;
•	natural disasters such as earthquakes and other calamities;
•	changes in market conditions for pharmaceutical stocks;
•	changes in general market and economic conditions; and
•	the other factors described in this “Risk Factors” section.

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

The dual class structure of our common stock and the existing ownership of capital stock by our executive officers and directors, together with their respective affiliates, have the effect of concentrating the voting power of our common stock and will limit your control over matters subject to stockholder approval.

Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to three votes per share.  As of February 28, 2018, our executive officers and directors, together with their respective affiliates, collectively owned shares representing approximately 89.1% of our total Class B common stock, including shares subject to outstanding options that are exercisable within 60 days of such date, and approximately 22.0% of our total Class A common stock.  Because of the greater number of votes per share attributed to our Class B common stock, our executive officers and directors, together with their respective affiliates, collectively own shares representing approximately 55.9% of the voting power of our outstanding capital stock.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the JOBS Act), and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

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

As of February 28, 2018, we have 6,164,269 shares of Class B common stock outstanding representing 23.6% of our outstanding shares of common stock, all of which are currently restricted as a result of securities laws, but may be converted into shares of Class A common stock and sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future.

Additionally, our Seventh Amended and Restated Registration Rights Agreement dated as of November 10, 2010, entered into with certain of our investors in connection with our Series A through H preferred stock financings, provides certain registration rights for 4,873,347 shares of Class B common stock and 1,305,793 shares of Class A common stock as of February 28, 2018.  Once we register these shares, they can be freely sold in the public market.

In addition, as of February 28, 2018, there are approximately 3,274,294 shares subject to outstanding options to purchase Class B common stock that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act.  We have registered all shares of Class A common stock or Class B common stock that we issue under our employee benefit plans, including our Amended and Restated 2007 Long Term Incentive Plan.  Once they are issued in accordance with the terms of the plans, they can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144 and, in the case of Class B common stock, conversion to Class A common stock.

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

As a public company, and particularly after we cease to be an emerging growth company, we incur significant legal, insurance, accounting, and other expenses.  The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The NASDAQ Global Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  We have invested, and will continue to invest, in resources to comply with laws, regulations, and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities.  If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.  As a public company, it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.  We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Specifically, to comply with the requirements of being a public company, we are undertaking various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff.  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.  We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission (the SEC), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934 (the Exchange Act), is accumulated and communicated to our principal executive and financial officers.  Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations.  In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our Class A common stock could decline.  In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market and could be subject to fines, sanctions, and other regulatory action, and potentially civil litigation.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly.  In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  This assessment includes the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm.  To achieve compliance with Section 404 within the prescribed period, we continue to dedicate internal resources and utilize outside consultants and continue to execute a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.  If material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm, if and when required, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, which could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.  We cannot assure you that there will not be material weaknesses or significant deficiencies in our disclosure controls or our internal controls over financial reporting in the future.  For so long as we remain as an emerging growth company, our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

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

Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws contain provisions that may have the effect of discouraging, delaying, or preventing a change in control or changes in our management.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing its market price.  In addition, because our board of directors is responsible for appointing the members of our executive management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.  Among other things, these provisions:

•

provide for a dual class common stock structure, as a result of which our current Class B common stock holders, who also own a substantial number of shares of Class A common stock, will have control over matters requiring stockholder approval, including significant corporate transactions such as a merger;

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

We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future.  In addition, the terms of our Loan Agreement preclude, and any future debt agreements may preclude, us from paying dividends.  As a result, we expect that only appreciation of the price of our Class A common stock, if any, will provide a return to holders of our Class A common stock for the foreseeable future.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits (NOLs or credits), to offset future taxable income or taxes.  For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.  Our existing NOLs or credits may be subject to substantial limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code.  In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code.  Our NOLs or credits may also be impaired under state law.  Accordingly, we may not be able to utilize a material portion of our NOLs or credits.  Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income.  As described above under “Risk Factors—Risks Related to our Financial Condition,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL or credit carryforwards that are subject to limitation by Sections 382 and 383 of the Code.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Irving, Texas, where we lease approximately 34,890 square feet of office and laboratory space.  Our lease expires in October 2020.  We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock has been traded on The NASDAQ Global Market since May 26, 2016 under the symbol “RETA”.  Prior to such time, there was no public market for our common stock.  As a result, we have not set forth quarterly information with respect to the high and low prices for our Class A common stock for the two most recent fiscal years.  The following tables set forth the intraday high and low prices of our Class A common stock as reported by NASDAQ from May 26, 2016, our first day of trading on NASDAQ, to December 31, 2017.  On February 28, 2018, the closing price of our Class A common stock on the NASDAQ Global Market was $24.09 per share.

	For the Year Ended December 31,
	2016
	High	Low
Second Quarter (May 26, 2016 through June 30, 2016)	$26.90	$11.03
Third Quarter	$32.22	$15.17
Fourth Quarter	$41.60	$18.51

	For the Year Ended December 31,
	2017
	High	Low
First Quarter	$29.71	$21.41
Second Quarter	$32.53	$19.48
Third Quarter	$40.88	$25.69
Fourth Quarter	$33.92	$22.27

Our Class B common stock is not publicly traded.  Our Class B common stock is convertible into Class A common stock on a one-for-one basis at the holder’s election at any time.  The conversion right of the Class B common stock has no expiration date.

Stockholders

As of February 28, 2018, there were 340 and 176 stockholders of record of our Class A and Class B common stock, respectively.  In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.  The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our Class A common stock since May 26, 2016, which is the date our shares began trading, through December 31, 2017, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index.  The graph assumes an initial investment of $100 on May 26, 2016, in our Class A common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index.  The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock.  This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	May 26, 2016	December 31, 2016	December 31, 2017
Reata Pharmaceuticals, Inc.	RETA	$100.00	$197.38	$256.06
NASDAQ Composite Index	^IXIC	$100.00	$109.97	$141.03
NASDAQ Biotechnology Index	^NBI	$100.00	$96.37	$116.67

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

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated May 25, 2016, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act.  We invested the funds received in highly liquid money market funds.  All of the net proceeds from the IPO have been applied to fund the advancement of our bardoxolone methyl, omaveloxolone, and other clinical trials and preclinical studies, and to provide funds for working capital and other general purposes.  None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

	Years Ended December 31
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Collaboration revenue
License and milestone	$47,103	$49,730	$50,295	$51,368	$51,030
Other revenue	955	126	24	586	170
Total collaboration revenue	48,058	49,856	50,319	51,954	51,200
Expenses
Research and development (1)	71,273	39,453	35,141	34,305	45,252
General and administrative (1)	23,260	16,603	13,693	11,512	13,403
Depreciation and amortization	437	682	1,819	2,512	2,927
Total expenses	94,970	56,738	50,653	48,329	61,582
Other income (expense)
Investment income	701	214	32	43	36
Interest expense	(1,454)	—	—	—	—
Other income (expense)	(3)	—	—	—	—
Total other income (expense)	(756)	214	32	43	36
(Loss) income before taxes on income	(47,668)	(6,668)	(302)	3,668	(10,346)
Provision (benefit) for taxes on income	3	(441)	1,148	2,979	24,759
Net (loss) income	$(47,671)	$(6,227)	$(1,450)	$689	$(35,105)
Preferred stock dividends	—	—	—	—	(460)
Net (loss) income attributable to common stockholders	$(47,671)	$(6,227)	$(1,450)	$689	$(35,565)
Net (loss) income per share—basic (2)	$(1.99)	$(0.31)	$(0.09)	$0.04	$(0.35)
Net (loss) income per share—diluted (2)	$(1.99)	$(0.31)	$(0.09)	$0.04	$(0.35)
Weighted-average number of common shares used in net (loss) income per share basic (2)	23,933,309	19,816,635	15,974,974	15,950,023	15,851,838
Weighted-average number of common shares used in net (loss) income per share diluted (2)	23,933,309	19,816,635	15,974,974	15,979,768	15,851,838

(1)	Stock-based compensation expense is included in our results of operations as follows:

	Years Ended December 31
	2017	2016	2015	2014	2013
	(in thousands)
Research and development	$2,409	$1,121	$671	$787	$992
General and administrative	4,121	1,246	1,404	736	1,369
	$6,530	$2,367	$2,075	$1,523	$2,361

(2)

See Note 2 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net (loss) income per share of common stock.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Condensed Consolidated Balance Sheet Data
Cash and cash equivalents	$129,780	$84,732	$42,008	$87,758	$176,527
Federal income tax receivable	—	—	31,926	15,243	10,905
Working capital	85,492	27,652	16,439	48,603	77,249
Total assets	135,337	89,093	78,954	125,604	229,462
Term loan	19,614	—	—	—	—
Deferred revenue (including current portion)	244,438	291,041	340,771	390,366	441,058
Accumulated deficit	(337,143)	(289,354)	(283,127)	(281,677)	(282,366)
Total stockholders’ deficit	$(146,973)	$(215,048)	$(273,156)	$(274,246)	$(277,056)

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

Overview

We are a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing therapeutics to address serious and life-threatening diseases with few or no approved therapies by targeting molecular pathways that regulate cellular metabolism and inflammation.  We are currently conducting three registrational trials with our lead product candidates, bardoxolone methyl and omaveloxolone, which activate the transcription factor Nrf2 to restore mitochondrial function, reduce oxidative stress, and resolve inflammation.  Our lead registrational programs are evaluating our product candidates for the treatment of a rare form of CKD caused by Alport syndrome, a rare form of degenerative neuromuscular disease called FA, and a rare and severe form of CTD-PAH.

We are developing bardoxolone methyl for the treatment of patients with CKD caused by Alport syndrome and four additional rare forms of CKD that, in the aggregate, affect more than a half million patients in the United States.  CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood, called the GFR.  When GFR gets too low, patients develop ESRD and require dialysis or a kidney transplant to survive.  In 11 clinical trials, bardoxolone methyl has been shown to consistently improve kidney function, as assessed by eGFR in patients with a variety of diseases that result in decreased kidney function.  We believe that bardoxolone methyl treatment has the potential to delay or prevent the GFR declines that cause the need for dialysis or a transplant in patients with Alport syndrome and other rare forms of CKD.  We are conducting the Phase 3 portion of CARDINAL in patients with CKD caused by Alport syndrome, which will enroll approximately 150 patients randomized evenly to either bardoxolone methyl or placebo.  The FDA has provided us with guidance that, in patients with CKD caused by Alport syndrome, retained eGFR demonstrating an improvement versus placebo after one year of bardoxolone methyl treatment may support accelerated approval, and retained eGFR demonstrating an improvement versus placebo after two years of treatment may support full approval.  We expect to have one year top-line results from the Phase 3 portion of CARDINAL available in the second half of 2019.  If successful, we believe the results from the Phase 3 portion of CARDINAL, together with other data from our development program, will be sufficient to form the basis of an NDA submission to the FDA seeking approval for bardoxolone methyl in the United States.

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder, caused by mutations in the gene for frataxin, a mitochondrial protein.  Patients with FA are typically dependent on wheelchair use 10 to 15 years after disease onset, and their median age of death is in the mid-30s.  There are no currently approved therapies for the treatment of FA.  Omaveloxolone is being studied in the registrational part 2 of our MOXIe trial.  In part 1 of MOXIe, at the optimal dose level, omaveloxolone demonstrated a statistically significant improvement in mFARS scores of 3.8 points (p=0.0001) versus baseline and a placebo-corrected improvement in mFARS scores of 2.3 points (p=0.06).  We expect to have top-line data from the MOXIe trial in the second half of 2019.  If successful, we believe the results from the MOXIe clinical trial, together with other data from the omaveloxolone program, will be sufficient to form the basis of an NDA submission to the FDA seeking approval for omaveloxolone in the United States.

We are studying bardoxolone methyl in CTD-PAH, which is a serious and progressive disease that leads to heart failure and death.  CTD-PAH patients are less responsive to existing vasodilator therapies than I-PAH patients and have a worse prognosis.  Bardoxolone methyl is being studied for the treatment of CTD-PAH in the Phase 3 CATALYST trial.  We initiated CATALYST following review of data from our Phase 2 clinical trial, LARIAT, which demonstrated a statistically significant, mean time averaged increase in 6MWD at 16 weeks in CTD-PAH patients compared to baseline.  We currently expect to have top-line data from the CATALYST trial in the second half of 2018.  However, the trial is designed to enroll between 130 and 200 patients, and the final sample size will be determined by a pre-specified, blinded sample size re-calculation based on 6MWD variability and baseline characteristics.  The timing of data availability may change if the sample size is increased due to the sample size re-calculation.  If successful, we believe the results from the CATALYST trial, together with other data from the bardoxolone methyl development program, will be sufficient to form the basis of an NDA submission to the FDA seeking approval for bardoxolone methyl in the United States.

In addition to our three registrational programs, we are currently conducting a battery of additional clinical and preclinical programs in serious and life-threatening diseases that may provide expansion opportunities for our drug candidates.  We plan to evaluate data from these earlier stage programs to determine which indications to advance into later stage trials.

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KHK, from sales of our securities, and secured loans.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KHK and reimbursements of expenses under the terms of our agreement with KHK.  We have incurred losses in each year since our inception, other than in 2014.  As of December 31, 2017, we had $129.8 million of cash and cash equivalents and an accumulated deficit of $337.1 million.  We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payments from our collaborators, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, and seek regulatory approval for, our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

On August 1, 2017, we closed a follow-on underwritten public offering of 3,737,500 shares of our Class A common stock, which included 487,500 shares of Class A common stock issued pursuant to an option granted to the underwriters, for gross proceeds of $115.9 million.  The Company received total proceeds from the offering of $108.5 million, after deducting underwriting discounts and commissions and offering expenses.  We intend to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, advancing the development of bardoxolone methyl through a Phase 2/3 program in CKD caused by Alport syndrome, Phase 2 programs in additional kidney indications, and Phase 2 programs in PH-ILD and the development of omaveloxolone in FA.

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

Our license and milestone revenue has been generated primarily from our license agreement with KHK, our license agreement with AbbVie, and our collaboration agreement with AbbVie and consists of upfront payments and milestone payments.  License revenue recorded with respect to the KHK license agreement, the AbbVie license agreement, and the AbbVie collaboration agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, license revenue associated with upfront, non-refundable license payments received under the license and collaboration agreements with AbbVie and KHK are deferred and recognized ratably over the expected term of the performance obligations under the agreements, which extend through 2017, 2021, and 2026 for the AbbVie license agreement, the KHK license agreement, and the AbbVie collaboration agreement, respectively.  As of November 2017, the deferred revenue related to the AbbVie license agreement has been fully recognized, which will result in a decrease in license revenue recognized in 2018.

We expect to recognize $30 million in deferred revenue related to a milestone from KHK during 2018, which we will ratably recognize in revenue over our estimated performance obligation period ending December 2021.  We would also recognize approximately $3.6 million in related license and other fees when the milestone payment is received.

We also have other license revenue, which consists of milestone payments from a disease advocacy organization in 2017 and 2015, and other revenue, which consists of reimbursements from KHK for expenses incurred to obtain drug supplies.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through December 31, 2017, we have incurred a total of $549.5 million in research and development expense, a majority of which relates to the development of bardoxolone methyl and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

Currently, AbbVie is not participating in the development of bardoxolone methyl for the treatment of CKD caused by Alport syndrome, CTD-PAH, PH-ILD, or other rare kidney diseases, and we are therefore incurring all costs for this program.  AbbVie has the right to opt-in to these programs at any time during development.  Upon opting-in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right.  All development costs incurred after AbbVie’s opt-in would be split equally.

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

In September 2016, we and AbbVie mutually agreed that we would continue unilateral development of omaveloxolone.  Therefore, AbbVie no longer co-funds the exploratory development costs of this program, but retains the right to opt back in at certain points in development.  Depending upon what point, if any, AbbVie opts back into development, AbbVie may retain its right to commercialize a product outside the United States, or we may be responsible for commercializing the product on a worldwide basis.  Upon opting back in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right, after which development costs incurred and product revenue worldwide would be split equally.

Currently, KHK is not participating in the development of bardoxolone methyl in CTD-PAH, PH-ILD, or other rare kidney diseases but is reimbursing us the majority of the costs for our registrational trial in CKD caused by Alport syndrome in Japan.  The Company’s expenses were reduced by $0.5 million for KHK’s share of the study costs for the year ended December 31, 2017.

The following table summarizes our research and development expenses incurred during the years ended December 31:

	2017	2016	2015
	(in thousands)
Bardoxolone methyl	$35,999	$17,188	$5,259
Omaveloxolone	$10,123	5,011	11,465
RTA 901	1,927	2,187	6,339
Other research and development expenses	23,224	15,067	12,078
Total research and development expenses	$71,273	$39,453	$35,141

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates.  We have also incurred, and anticipate incurring, in the future increased expenses associated with being a public company, including exchange listing and SEC requirements, director and officer insurance premium, legal, audit and tax fees, compliance with the Sarbanes-Oxley Act of 2002, regulatory compliance programs, and investor relations costs.  Additionally, if and when we believe the first regulatory approval of one of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially for the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Years Ended December 31, 2017, 2016, and 2015

The following table sets forth our results of operations for the years ended December 31:

	2017	Change	2016	Change	2015
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$47,103	(5)%	$49,730	(1)%	$50,295
Other revenue	955	658%	126	425%	24
Total collaboration revenue	48,058	(4)%	49,856	(1)%	50,319
Expenses
Research and development	71,273	81%	39,453	12%	35,141
General and administrative	23,260	40%	16,603	21%	13,693
Depreciation and amortization	437	(36)%	682	(63)%	1,819
Total expenses	94,970	67%	56,738	12%	50,653
Other income (expense)
Investment income	701	228%	214	569%	32
Interest expense	(1,454)	(100)%	—	—	—
Other income (expense)	(3)	(100)%	—	—	—
Total other income (expense)	(756)	(453)%	214	569%	32
Loss before taxes on income	(47,668)	(615)%	(6,668)	(2108)%	(302)
Provision (benefit) for taxes on income	3	101%	(441)	(138)%	1,148
Net loss	$(47,671)	(666)%	$(6,227)	(329)%	$(1,450)

Revenue

License and milestone revenue represented approximately 98%, 100%, and 100% of total revenue for the years ended December 31, 2017, 2016, and 2015, respectively, and consisted primarily of the recognition of deferred revenue.  License and milestone revenue decreased by 5% during 2017 compared to 2016.  The decrease was primarily due to full recognition of deferred revenue for the AbbVie license agreement in November 2017 after which total revenue expected to be recognized from deferred revenue for the AbbVie collaboration agreement in 2018 will be $26,647,000, compared to total revenue from the AbbVie license and collaboration agreements of $45,067,000 in 2017.

License and milestone revenue decreased by 1% during 2016 compared to 2015.  The decrease was primarily due to a milestone payment of $0.7 million received from a research collaboration with a disease advocacy organization in 2015.

Other revenue increased by 658% during 2017 compared to 2016 and by 425% during 2016 compared to 2015, primarily due to revenue recognized for reimbursements of expenses from KHK for expenses incurred.

The following table summarizes the sources of our revenue for the years ended December 31:

	2017	2016	2015
	(in thousands)
License and milestone
AbbVie license agreement	$18,420	$21,470	$21,412
AbbVie collaboration agreement	26,647	26,720	26,647
KHK agreement	1,536	1,540	1,536
Other	500	—	700
Total license and milestone	$47,103	$49,730	$50,295
Other revenue	955	126	24
Total collaboration revenue	$48,058	$49,856	$50,319

Research and Development Expenses

Research and development expenses increased by 81% during 2017 compared to 2016.  The increase was primarily due to $23.9 million in expanded clinical and manufacturing activities, primarily for CARDINAL, CATALYST, the extension trial for CATALYST and LARIAT patients, part 2 of MOXIe, part 1 of MOTOR, REVEAL, and PHOENIX, $2.9 million in increased preclinical and manufacturing activities in our RORgT program, $2.7 million in personnel expense to support growth in our development activities, $1.3 million in equity compensation expense, and $0.8 million in increased medical affairs activities.

Research and development expenses increased by 12% during 2016 compared to 2015.  The increase was primarily due to increases of $11.9 million primarily related to expanded clinical activities for bardoxolone methyl in PAH and PH-ILD, $1.8 million in personnel expense to support growth in our development activities, $0.5 in equity compensation expense, and $0.5 in sponsorship conferences related to PAH, FA, and MM, and a net decrease of $6.5 million related to the completion of clinical activities on our topical programs and the upfront startup costs related to the launch of clinical activities for omaveloxolone in FA and MM, and $4.2 million related to delay in preclinical and clinical activities for RTA 901.

Research and development expenses, as a percentage of total expenses, was 75%, 70%, and 69%, for 2017, 2016, and 2015, respectively.  The increase of 5% during 2017 compared to 2016 was primarily due to increased clinical and manufacturing activity related to our registrational trials.

General and Administrative Expenses

General and administrative expenses increased by 40% during 2017 compared to 2016.  The increase was primarily due to $1.8 million in personnel and consulting expense to support growth in our development activities, $2.9 million in equity compensation expense related to award issuances in December 2017 and additional issuances to new employees, $0.9 million in commercial research activities, and $0.6 million in intellectual property costs due to additional validation of patents, new applications, national stage filings, and license fees.

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

General and administrative expenses, as a percentage of total expenses, was 24%, 29%, and 27%, for 2017, 2016, and 2015, respectively.  The decrease of 5% during 2017 compared to 2016 was primarily due to the increase in research and development expenses for clinical and manufacturing activity related to our registrational trials.

Investment Income

The year-over-year increases in investment income during 2017, 2016, and 2015 were due to investment and interest income earned on cash equivalents.

Interest Expense

Interest expense increased by $1.5 million, or 100%, during 2017 compared to 2016.  The increase was attributable to interest charges associated with borrowings under our Loan Agreement entered in March 2017.

Provision (Benefit) for Taxes on Income (Loss)

The year-over-year changes in provision (benefit) for taxes on income (loss) during 2017, 2016, and 2015 were due to differences in income generated and changes in the valuation allowance.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, and secured loans.  To date, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $750.0 million from payments under license and collaboration agreements.  We also obtained $169.8 million in net proceeds from our IPO and follow-on offering of our Class A common stock and $19.7 million in net proceeds from our Loan Agreement.  We have not generated any revenue from the sale of any products.  As of December 31, 2017, we had available cash and cash equivalents of approximately $129.8 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31:

	2017	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(83,256)	$(19,259)	$(44,620)
Investing activities	(343)	(339)	(260)
Financing activities	128,647	62,322	(870)
Net change in cash and cash equivalents	$45,048	$42,724	$(45,750)

Operating Activities

Net cash used in operating activities was $83.3 million for the year ended December 31, 2017, consisting primarily of net loss of $47.7 million adjusted for non-cash items including stock-based compensation expense of $6.5 million, depreciation and amortization expense of $0.6 million, and a net decrease in operating assets and liabilities of $42.7 million.  The significant items in the change in operating assets and liabilities include an increase of prepaid expenses and other current assets of $1.3 million due to prepayments on trial and other operating expenses and reimbursements due from KHK, an increase in accrued direct research and other current liabilities of $7.0 million due to clinical trial activities, a decrease in accounts payable of $1.8 million due to timing of vendor payment, and a decrease in deferred revenue of $46.6 million.  The decrease in deferred revenue relates to the timing of upfront payments and ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, resulting in recognition of $46.6 million of license and milestone revenue.

Net cash used in operating activities was $19.3 million for the year ended December 31, 2016, consisting primarily of net loss of $6.2 million adjusted for non-cash items including stock-based compensation expense of $2.4 million, depreciation expense of $0.7 million, and a net decrease in operating assets and liabilities of $16.2 million.  The significant items in the change in operating assets and liabilities include an increase of prepaid expenses and other current assets of $1.7 million due to prepayments on trial and other operating expenses and reimbursements due from KHK, an increase in accrued direct research and other current liabilities of $3.1 million due to clinical trial activities, a decrease in income tax receivable of $31.9 million due to tax refunds received, and a decrease in deferred revenue of $49.7 million.  The decrease in deferred revenue relates to the timing of upfront payments and ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, resulting in recognition of $49.7 million of license and milestone revenue.

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

Investing Activities

Net cash used in investing activities consisted of purchases and sales of property and equipment.  Net cash used in investing activities for the years ended December 31, 2017, 2016, and 2015 were $0.3 million, $0.3 million and $0.3 million, respectively.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017, primarily due to net proceeds of $108.5 million from our follow-on public offering and $19.5 million from our Loan Agreement.

Net cash provided by financing activities for the year ended December 31, 2016, primarily consisted of $64.7 million from proceeds of our IPO, offset by $2.6 million in payments on deferred offering costs.

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

On July 10, 2017, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on July 14, 2017, on which we registered for sale up to $250 million of any combination of our common stock, preferred stock, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine.  After the closing of our follow-on underwritten public offering on August 1, 2017, approximately $134.1 million of securities remains available for issuance under this shelf registration.  This shelf registration statement will remain in effect for up to three years from the date it was declared effective.

On November 3, 2017, we amended the Loan Agreement to increase the Term B Loan amount to either $20 million or $25 million.  We may, at our sole discretion, borrow $20 million under Term B Loan.  An additional $5 million will be available under the Term B Loan, for a total of $25 million, upon the achievement of one of two milestones.  If we borrow the Term B Loan, we expect to incur additional related interest expense.

On November 9, 2017, we entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which we may offer and sell up to $50 million of our Class A common stock from time to time in at-the-market transactions under our existing shelf registration statement.  As of the filing date of this Form 10-K, no shares have been sold under this program.

Our longer term liquidity requirements will require us to raise additional capital, such as through additional equity or debt financings.  Our future capital requirements will depend on many factors, including the receipt of milestones under our current collaboration agreements and the timing of our expenditures related to clinical trials.  We expect to have top-line data from the CATALYST trial in the second half of 2018, assuming the re-calculation of the final sample size does not impact the timing of data release, and one year top-line results from the Phase 3 portion of CARDINAL and top-line data from the MOXIe trial in the second half of 2019. Assuming we meet these current timing expectations from our lead programs, we believe our existing cash and cash equivalents, in combination with anticipated borrowing of $20 million under the Term B Loan and receipt of a milestone payment from KHK of $30 million during 2018, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the second half of 2019.  However, we anticipate opportunistically raising additional capital before that time through equity offerings, collaboration or license agreements, or additional debt in order to maintain adequate capital reserves.  In addition, we may choose to raise additional capital at any time for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.  Decisions about the timing or nature of any financing will be based on, among other things, our perception of our liquidity and of the market opportunity to raise equity or debt.  Additional securities may include common stock, preferred stock, or debt securities.

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings, commercial loans, and collaboration transactions.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates.  If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock.  If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt could be secured by some or all of our assets.  Any of these events could significantly harm our business, financial condition, and prospects.

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

Contractual Obligations and Commitments

Contractual Obligations

As of December 31, 2017, our contractual obligations were as follows:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(unaudited)
	(in thousands)
Operating lease obligations	$561	$1,221	$—	$1,782
Outstanding term loan	976	11,707	7,317	20,000
Total contractual obligations	$1,537	$12,928	$7,317	$21,782

Clinical Trials

As of December 31, 2017, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

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

Revenue Recognition

We currently recognize revenue generated through our license and collaboration agreements with KHK and AbbVie.  The KHK agreement and the AbbVie license agreement provide for exclusive licenses to develop and commercialize bardoxolone methyl in certain territories and participation on respective joint steering committees.  The terms of the agreements include payments to us of nonrefundable, up-front license fees; milestone payments; and royalties on product sales.  The AbbVie collaboration agreement provides for exclusive licenses to collaborate in the research, development, and worldwide commercialization of targeted Nrf2 activators and to participate on respective joint steering committees.  The terms of the agreement include a nonrefundable, up-front payment.

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

We are recognizing revenue associated with the nonrefundable, up-front license fees received under the KHK agreement and the AbbVie license agreement ratably over the expected term of the joint steering committee performance obligations, which we estimate will be delivered through December 2021 and November 2017 for the KHK agreement and the AbbVie license agreement, respectively.  We continue to participate in regular meetings for the joint steering committee established under the KHK agreement.  At this time, we believe our participation in this committee continues to be a substantive performance obligation of the agreement and have concluded that no changes in the estimated revenue recognition period is warranted.  Deferred revenue arises from the excess of cash received over cumulative revenue recognized over the terms of our continuing obligations.

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

In October 2009, the Financial Accounting Standards Board, issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amended Accounting Standards Codification (ASC) 605-25, Revenue Recognition, to eliminate the requirement to obtain vendor-specific objective evidence of the fair value of undelivered elements in order to separate the deliverables into different units of accounting.  We adopted this revised guidance as of January 1, 2011, and applied this guidance to the collaboration agreement with AbbVie executed in December 2011.  This guidance is also required to be applied to any material modifications that may be made to the existing KHK agreement or AbbVie license agreement, of which there were none in 2016 or 2015.  We identified the following deliverables within the collaboration agreement with AbbVie:

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  The new standard is effective for interim and annual periods beginning after December 15, 2017, with early application for interim and annual periods beginning after December 15, 2016, permitted.  We plan to adopt the new standard effective January 1, 2018, and expect to recognize a decrease of approximately $2.6 million to retained earnings related to the adoption.  Additionally, under this standard, variable consideration must be included in the transaction price when it is determined that it is probable that a significant reversal in the revenue recognized will not occur.

Research and Development Costs

All research and development costs are expensed as incurred, including costs for drug supplies used in research and development or clinical trials, property and equipment acquired specifically for a finite research and development project, and nonrefundable deposits incurred at the initiation of research and development activities.  Research and development costs consist principally of costs related to clinical trials managed directly by us and through contract research organizations, manufacture of clinical drug products for clinical trials, preclinical study costs, discovery research expenses, facilities costs, salaries, and related expenses.

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

•	estimating and accruing expenses in our consolidated financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•	periodically confirming the accuracy of our estimates with service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	payments to CROs in connection with preclinical and toxicology studies and clinical trials;
•	payments to investigative sites in connection with clinical trials;
•	payments to CMOs in connection with the production of clinical trial materials; and
•	professional service fees for consulting and related services.

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

Realization of deferred tax assets is generally dependent upon future earnings, if any, the timing and amount of which are uncertain.  However, with taxable income reported in 2013 and our continued taxable losses in 2014 and 2015, we were able to carry back losses from 2014 and 2015.  As of December 31, 2016, based on known factors, we cannot conclude that it is more likely than not that the remaining deferred tax assets will be utilized and has recorded a valuation allowance to fully offset its deferred tax assets.

We account for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes.  We recognize a tax benefit for uncertain tax positions if we believe it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position.  We evaluate uncertain tax positions after consideration of all available information.

The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system.  These changes include a federal statutory rate reduction from 35% to 21% and the elimination or reduction in the deductibility of certain credits and limitations, such as tax credits related to designated orphan drugs, net operating losses, interest expense, and executive compensation.  The federal statutory rate reduction takes effect on January 1, 2018.  As a result of the reduction of federal corporate income tax rates, we have estimated a material reduction of $53.1 million to our deferred tax assets.  However, consistent with 2016, our deferred tax assets have been fully offset by a valuation allowance in 2017 as we cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized.  Consequently, although the future potential benefit from our deferred tax assets has been materially reduced by the reduction of federal corporate income tax rates, there was no effect on our 2017 Consolidated Statement of Operations.  On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.  In accordance with SAB 118, we continue to evaluate the impact of the 2017 Tax Act, which may affect our current conclusions.  Any subsequent adjustment to those amounts will be recorded to current tax expense in the third quarter of 2018 when the analysis is complete.

Stock-Based Compensation

We measure and recognize compensation expense for all stock options and restricted stock awards based on the estimated fair value of the award on the grant date.  We use the Black-Scholes option pricing model to estimate the fair value of stock option awards.  The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service.  If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award.  Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met.  Use of the Black-Scholes option-pricing model requires management to apply judgment under highly subjective assumptions.  These assumptions include:

•

Expected term —The expected term represents the period that the stock-based awards are expected to be outstanding and is based on the average period the stock options are expected to be outstanding and was based on our historical information of the options exercise patterns and post-vesting termination behavior.

•

Expected volatility —Since we do not have sufficient trading history to estimate the volatility of our common stock, the expected volatility was estimated based on our own historical volatility since our IPO and the average volatility for comparable publicly traded biopharmaceutical companies.  When selecting comparable publicly traded biopharmaceutical companies on which we based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and historical share price information sufficient to meet the expected life of the stock-based awards.

•	Risk-free interest rate —The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected dividend —We have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

We will continue to use judgment in evaluating the expected volatility, and expected terms utilized for our stock-based compensation calculations on a prospective basis.  We account for forfeitures of share-based awards when they occur.

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31
	2017	2016	2015
Dividend yield	—%	—%	—%
Volatility	75.14%	72.77%	74.93%
Risk-free interest rate	2.19%	1.76%	1.71%
Expected term of options (in years)	6.37	6.74	7.28

Common Stock Valuation

Historically, for all periods prior to our IPO, the exercise price of options to purchase shares of our common stock was the estimated fair market value of our common stock as determined by our board of directors.  In order to determine the fair market value of our common stock underlying option grants, we considered several objective and subjective factors, including the progress of our research and development efforts, our financial condition, the valuation of other publicly-traded companies in the life sciences and biotechnology sectors at comparable stages of development, equity market conditions, the lack of marketability of our common stock, the economy generally, and timely valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2004 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Information regarding our stock option grants, along with the estimated fair value per share of the underlying common stock, for stock options granted since January 1, 2015, is summarized in the table below:

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

Common Stock Valuation Methodology

We determined the valuation of our common stock based on a number of factors.  In addition, we obtained third-party valuations of our common stock to assist with the determination of the exercise price of our stock options and the fair value of the common stock underlying such options, as of May 31, 2015.  The third party valuations utilized the probability-weighted expected return method (the PWERM), in determining the value of the common stock.  The PWERM considers various potential liquidity outcomes, including in our case an IPO, the sale of our company, and dissolution and assigns probabilities to each outcome to arrive at a weighted equity value.  In determining liquidity outcomes and probabilities, we considered a range of objective and subjective factors and assumptions in each of the PWERM scenarios, including:

•	progress of our research and development efforts;
•	our financial condition, including our levels of available capital resources;
•

the valuation of publicly-traded companies in the life sciences and biotechnology sectors at comparable stages of development, as well as recently completed IPOs and mergers and acquisitions of similar companies; and

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $129.8 million at December 31, 2017, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2017, based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that is contained in Part I, Item 1 of this Form 10-K and that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

1.1		At-the-Market Equity Offering Sales Agreement, dated November 9, 2017, between Reata Pharmaceuticals, Inc., and Stifel, Nicolaus & Company, Incorporated.	10-Q	001-37785	1.1	11/13/2017

3.1		Thirteenth Amended and Restated Certificate of Incorporation.	S-1	333-208843	3.7	05/16/2016

3.2		Second Amended and Restated Bylaws.	8-K	001-37785	3.1	12/07/2016

4.1		Form of Class A Common Stock Certificate of the Registrant.	S-1	333-208843	4.1	02/08/2016

4.2		Seventh Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated as of November 10, 2010.	S-1	333-208843	4.3	01/04/2016

10	.1+	Indemnification Agreement by and between the Registrant and Dawn C. Bir dated September 6, 2016.	10-Q	001-37785	10.1	11/14/2016

10	.2+	Indemnification Agreement by and between the Registrant and J. Warren Huff, together with a schedule identifying other substantially identical agreements between the Registrant and the persons identified on the schedule and identifying the material differences between each of the agreements and the filed Indemnification Agreement.	S-1	333-208843	10.1	05/20/2016

10	.3+	Indemnification Agreement by and between the Registrant and William D. McClellan dated March 1, 2017.	8-K	001-37785	10.1	03/02/2017

10	.4+	Reata Pharmaceuticals, Inc. Amended and Restated 2007 Long Term Incentive Plan and forms of award agreements and grant notices.	S-1	333-208843	10.2	03/22/2016

10	.5+	Amended and Restated Employment Agreement, by and between the Registrant and J. Warren Huff, dated as of June 14, 2017.	S-3	001-37785	10.2	06/23/2017

10	.6+	Amended and Restated Employment Agreement, by and between the Registrant and Dawn C. Bir, dated as of June 14, 2017, 2017.	S-3	001-37785	10.3	06/23/2017

10	.7+	Amended and Restated Employment Agreement, by and between the Registrant and Colin Meyer, dated as of June 14, 2017, 2017.	S-3	001-37785	10.4	06/23/2017

10	.8+	Amended and Restated Employment Agreement, by and between the Registrant and Keith Ward, dated as of June 14, 2017, 2017.	S-3	001-37785	10.5	06/23/2017

10	.9+	Amended and Restated Employment Agreement, by and between the Registrant and Jason Wilson, dated as of June 14, 2017, 2017.	S-3	001-37785	10.6	06/23/2017

10	.10+	Amended and Restated Employment Agreement, by and between the Registrant and Michael D. Wortley, dated as of June 14, 2017, 2017.	S-3	001-37785	10.7	06/23/2017

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.11		Lease by and between the Registrant and SDCO Gateway Commerce I & II, Inc., dated as of May 25, 2006, as amended.	S-1	333-208843	10.6	01/04/2016

10.12		Lease Amendment No. 11, effective as of November 9, 2017, between Reata Pharmaceuticals, Inc. and SDCO Gateway Commerce I & II, Inc.	10-Q	001-37785	10.1	11/14/2017

10	.13#	Exclusive Patent License Agreement among the Board of Regents of The University of Texas System, The University of Texas M.D. Anderson Cancer Center, and the Trustees of Dartmouth College and the Registrant, dated as of July 15, 2004, as amended.	S-1	333-208843	10.7	01/04/2016

10	.14#	Exclusive License Agreement between the Trustees of Dartmouth College and the Registrant, dated as of December 16, 2009, as amended.	S-1	333-208843	10.8	01/04/2016

10	.15#	Exclusive License Agreement between the KU Center for Technology Commercialization, Inc. and the Registrant, dated as of September 26, 2014.	S-1	333-208843	10.9	01/04/2016

10	.16#	Exclusive License Agreement between the KU Center for Technology Commercialization, Inc. and the Registrant, dated as of September 26, 2014.	S-1	333-208843	10.10	01/04/2016

10	.17#	Exclusive License and Supply Agreement between the Registrant and Kyowa Hakko Kirin Co. Ltd., dated as of December 24, 2009.	S-1	333-208843	10.11	01/04/2016

10.18		Supplement to Exclusive License and Supply Agreement between the Registrant and Kyowa Hakko Kirin Co., Ltd., dated as of March 4, 2016.	S-1	333-208843	10.14	03/22/2016

10.19		Second Supplement to Exclusive License and Supply Agreement, by and between the Registrant and Kyowa Hakko Kirin Co., Ltd., dated as of March 21, 2017.	S-3	333-218915	10.1	06/23/2017

10	.20#	Third Supplement to Exclusive License and Supply Agreement, dated as of December 6, 2017, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.1	12/07/2017

10	.21#	Fourth Supplement to Exclusive License and Supply Agreement, dated as of December 6, 2017, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.2	12/07/2017

10	.22#	License Agreement between the Registrant and Abbott Pharmaceuticals PR Ltd., dated as of September 21, 2010.	S-1	333-208843	10.12	02/08/2016

10	.23#	Collaboration Agreement between the Registrant and Abbott Pharmaceuticals PR Ltd., dated as of December 9, 2011.	S-1	333-208843	10.13	02/08/2016

10	.24+	Non-Employee Director Compensation Policy	10-K	001-37785	10.19	03/03/2017

10	.25+	Amended and Restated Non-Employee Director Compensation Policy dated as of December 6, 2017.					X

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.26		Loan and Security Agreement, dated as of March 31, 2017, by and among Reata Pharmaceuticals, Inc., as borrower, Oxford Finance LLC, as the collateral agent and a lender, and Silicon Valley Bank, as a lender.	8-K	001-37785	10.1	04/03/2017

10.27		First Amendment to Loan and Security Agreement, dated as of November 3, 2017, by and among Reata Pharmaceuticals, Inc., as borrower, Oxford Finance LLC, as the collateral agent and a lender, and Silicon Valley Bank, as a lender.	8-K	001-37785	10.1	11/07/2017

21.1		List of Subsidiaries.	S-1	333-208843	21.1	01/04/2016

23.1		Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.					X

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

101	.INS	XBRL Instance Document.					X

101	.SCH	XBRL Taxonomy Extension Schema Document.					X

101	.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101	.PRE	Taxonomy Extension Presentation Linkbase Document.					X

+	Indicates management contract or compensatory plan.
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

REATA PHARMACEUTICALS, INC.

Date: March 2, 2018	By:	/s/ J. Warren Huff
J. Warren Huff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Warren Huff	President, Chief Executive Officer and Chairman of the Board	March 2, 2018
J. Warren Huff	of Directors (Principal Executive Officer)

/s/ Jason D. Wilson	Chief Financial Officer (Principal Financial Officer)	March 2, 2018
Jason D. Wilson

/s/ Elaine Castellanos	Vice President, Finance and Accounting (Principal	March 2, 2018
Elaine Castellanos	Accounting Officer)

/s/ James E. Bass	Member of the Board of Directors	March 2, 2018
James E. Bass

/s/ William D. McClellan, Jr.	Member of the Board of Directors	March 2, 2018
William D. McClellan, Jr.

/s/ R. Kent McGaughy, Jr.	Member of the Board of Directors	March 2, 2018
R. Kent McGaughy, Jr.

/s/ Jack B. Nielsen	Member of the Board of Directors	March 2, 2018
Jack B. Nielsen

/s/ William E. Rose	Member of the Board of Directors	March 2, 2018
William E. Rose

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Reata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reata Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2002.

Dallas, Texas

March 2, 2018

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$129,780	$84,732
Prepaid expenses and other current assets	3,329	2,551
Total current assets	133,109	87,283
Property and equipment, net	718	819
Other assets	1,510	991
Total assets	$135,337	$89,093
Liabilities and stockholders’ deficit
Accounts payable	$2,067	$3,830
Accrued direct research liabilities	12,627	6,151
Other current liabilities	3,511	3,047
Current portion of term loan	1,229	—
Current portion of deferred revenue	28,183	46,603
Total current liabilities	47,617	59,631
Other long-term liabilities	53	72
Term loan, net of current portion and debt issuance costs	18,385	—
Deferred revenue, net of current portion	216,255	244,438
Total noncurrent liabilities	234,693	244,510
Commitments and contingencies
Stockholders’ deficit:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 19,975,340 and 11,687,974 at December 31, 2017 and December 31, 2016, respectively	20	12
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 6,166,166 and 10,656,920 shares at December 31, 2017 and December 31, 2016, respectively	7	11
Additional paid-in capital	190,145	74,298
Shareholder notes receivable	(2)	(15)
Accumulated deficit	(337,143)	(289,354)
Total stockholders’ deficit	(146,973)	(215,048)
Total liabilities and stockholders’ deficit	$135,337	$89,093

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31
	2017	2016	2015
Collaboration revenue
License and milestone	$47,103	$49,730	$50,295
Other revenue	955	126	24
Total collaboration revenue	48,058	49,856	50,319
Expenses
Research and development	71,273	39,453	35,141
General and administrative	23,260	16,603	13,693
Depreciation and amortization	437	682	1,819
Total expenses	94,970	56,738	50,653
Other income (expense)
Investment income	701	214	32
Interest expense	(1,454)	—	—
Other income (expense)	(3)	—	—
Total other income (expense)	(756)	214	32
Loss before taxes on income	(47,668)	(6,668)	(302)
Provision (benefit) for taxes on income	3	(441)	1,148
Net loss	$(47,671)	$(6,227)	$(1,450)
Net loss per share—basic and diluted	$(1.99)	$(0.31)	$(0.09)
Weighted-average number of common shares used in net loss per share basic and diluted	23,933,309	19,816,635	15,974,974

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at January 1, 2015	—	$—	15,994,959	$16	$7,722	$(307)	$(281,677)	$(274,246)
Compensation expense related to stock option and restricted stock	—	—	—	—	1,331	—	—	1,331
Cancelation and modification of shareholder notes receivable	—	—	—	—	480	226	—	706
Exercise of options	—	—	3,147	—	39	—	—	39
Vesting of prepaid restricted stock	—	—	—	—	464	—	—	464
Net loss	—	—	—	—	—	—	(1,450)	(1,450)
Balance at December 31, 2015	—	—	15,998,106	16	10,036	(81)	(283,127)	(273,156)
Compensation expense related to stock option and restricted stock	—	—	—	—	2,367	—	—	2,367
Exercise of options	—	—	21,788	1	4	—	—	5
Vesting of prepaid restricted stock	—	—	—	—	464	—	—	464
Proceeds from payments of shareholder promissory notes	—	—	—	—	199	66	—	265
Initial public offering of common stock, net of offering costs	6,325,000	6	—	—	61,228	—	—	61,234
Conversion of common stock Class B to Class A	5,362,974	6	(5,362,974)	(6)	—	—	—	—
Net loss	—	—	—	—	—	—	(6,227)	(6,227)
Balance at December 31, 2016	11,687,974	12	10,656,920	11	74,298	(15)	(289,354)	(215,048)
Compensation expense related to stock option and restricted stock	—	—	—	—	6,648	—	(118)	6,530
Exercise of options	—	—	59,112	1	659	—	—	660
Proceeds from payments of shareholder promissory notes	—	—		—	37	13	—	50
Public offering of common stock, net of offering costs	3,737,500	3	—	—	108,503	—	—	108,506
Conversion of common stock Class B to Class A	4,549,866	5	(4,549,866)	(5)	—	—	—	—
Net loss	—	—	—	—	—	—	(47,671)	(47,671)
Balance at December 31, 2017	19,975,340	$20	6,166,166	$7	$190,145	$(2)	$(337,143)	$(146,973)

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31
	2017	2016	2015
Operating activities
Net loss	$(47,671)	$(6,227)	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	437	682	1,819
Amortization of debt issuance costs	138	—	—
Stock-based compensation expense	6,530	2,367	2,075
Provision for deferred taxes on income	—	—	17,802
Loss on disposal of property and equipment	—	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(778)	(1,218)	81
Other assets	(519)	(438)	281
Accounts payable	(1,763)	299	2,754
Accrued direct research and other current liabilities	6,973	3,080	(486)
Federal income tax receivable/payable	—	31,926	(17,903)
Deferred revenue	(46,603)	(49,730)	(49,595)
Net cash used in operating activities	(83,256)	(19,259)	(44,620)
Investing activities
Sales/disposals of fixed assets	1	1	12
Purchases of property and equipment	(344)	(340)	(272)
Net cash used in investing activities	(343)	(339)	(260)
Financing activities
Proceeds from IPO and Follow-On Offering	108,910	64,705	—
Payments on deferred offering costs	(404)	(2,607)	(864)
Proceeds from long-term debt	20,000	—	—
Payments on deferred issuance costs	(524)	—	—
Exercise of options	660	4	39
Proceeds from payments of shareholder promissory notes	50	265	—
Payment of capital lease obligation	(45)	(45)	(45)
Net cash provided by (used in) financing activities	128,647	62,322	(870)
Net increase (decrease) in cash and cash equivalents	45,048	42,724	(45,750)
Cash and cash equivalents at beginning of year	84,732	42,008	87,758
Cash and cash equivalents at end of period	$129,780	$84,732	$42,008
Supplemental disclosures
Cash paid for interest	$1,164	$—	$—
Income taxes paid	$—	$—	$1,249
Purchases of equipment in accounts payable and other current liabilities	$13	$20	$187
Accrued deferred offering costs	$—	$—	$1,129

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

1. Description of Business

Reata Pharmaceuticals, Inc. (the Company) is a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing therapeutics to address serious and life-threatening diseases with few or no approved therapies by targeting molecular pathways that regulate cellular metabolism and inflammation.  The Company is currently conducting three registrational trials with our lead product candidates, bardoxolone methyl and omaveloxolone, which activate the transcription factor Nrf2 to restore mitochondrial function, reduce oxidative stress, and resolve inflammation.  The Company’s lead registrational programs are evaluating its product candidates for the treatment of a rare form of chronic kidney disease (CKD) caused by Alport syndrome, a rare form of degenerative neuromuscular disease called Friedreich’s ataxia (FA), and a rare and severe form of pulmonary arterial hypertension associated with connective tissue disease (CTD-PAH).

The Company is developing bardoxolone methyl for the treatment of patients with CKD caused by Alport syndrome and four additional rare forms of CKD.  CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood, called the glomerular filtration rate (GFR).  When GFR gets too low, patients develop end stage renal disease (ESRD) and require dialysis or a kidney transplant to survive.  In eleven clinical trials, bardoxolone methyl has been shown to consistently improve kidney, as assessed by the estimated glomerular filtration rate (eGFR) in patients with a variety of diseases that result in decreased kidney function.  The Company believes that bardoxolone methyl treatment has the potential to delay or prevent the GFR declines that cause the need for dialysis or a transplant in patients with Alport syndrome and other rare forms of CKD. The Company is conducting the Phase 3 portion of CARDINAL in patients with CKD caused by Alport syndrome, which will enroll approximately 150 patients randomized evenly to either bardoxolone methyl or placebo.  The FDA has provided the Company guidance that, in patients with CKD caused by Alport syndrome, retained eGFR demonstrating an improvement versus placebo after one year of bardoxolone methyl treatment may support accelerated approval, and retained eGFR demonstrating an improvement versus placebo after two years of treatment may support full approval.  The Company expects to have one year top-line results from the Phase 3 portion of CARDINAL available in the second half of 2019.  If successful, the Company believes the results from the Phase 3 portion of CARDINAL, together with other data from its development program, will be sufficient to form the basis of an NDA submission to the FDA seeking approval for bardoxolone methyl in the United States.

The Company is developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder, caused by mutations in the gene for frataxin, a mitochondrial protein.  Patients with FA are typically dependent on wheelchair use 10 to 15 years after disease onset, and their median age of death is in the mid-30s.  There are no currently approved therapies for the treatment of FA.  Omaveloxolone is being studied in the registrational part 2 of its MOXIe trial.  In part 1 of MOXIe, at the optimal dose level, omaveloxolone demonstrated a statistically significant improvement in modified Friedreich’s Ataxia Rating Scale (mFARS) scores of 3.8 points (p=0.0001) versus baseline and a placebo-corrected improvement in mFARS scores of 2.3 points (p=0.06).  The Company expects to have top-line data from the MOXIe trial in the second half of 2019.  If successful, the Company believes the results from the MOXIe clinical trial, together with other data from the omaveloxolone program, will be sufficient to form the basis of an NDA submission to the FDA seeking approval for omaveloxolone in the United States.

The Company is studying bardoxolone methyl in CTD-PAH, which is a serious and progressive disease that leads to heart failure and death.  CTD-PAH patients are less responsive to existing vasodilator therapies than I-PAH patients and have a worse prognosis.  Bardoxolone methyl is being studied for the treatment of CTD-PAH in the Phase 3 CATALYST trial.  The Company initiated CATALYST following review of data from its Phase 2 clinical trial, LARIAT, which demonstrated a statistically significant, mean time averaged increase in 6MWD at 16 weeks in CTD-PAH patients compared to baseline. The Company currently expects to have top-line data from the CATALYST trial in the second half of 2018.  However, the trial is designed to enroll between 130 and 200 patients, and the final sample size will be determined by a pre-specified, blinded sample size re-calculation based on 6MWD variability and baseline characteristics.  The timing of data availability may change if the sample size is increased due to the sample size re-calculation.  If successful, the Company believes the results from the CATALYST trial, together with other data from the bardoxolone methyl development program, will be sufficient to form the basis of an NDA submission to the FDA seeking approval for bardoxolone methyl in the United States.

In addition to its three registrational programs, the Company is currently conducting a battery of additional clinical and preclinical programs in serious and life-threatening diseases that may provide expansion opportunities for our drug candidates.  The Company plans to evaluate data from these earlier stage programs to determine which indications to advance into later stage trials.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

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

On November 9, 2017, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which it may offer and sell up to $50,000,000 of its Class A common stock from time to time in at-the-market transactions.  As of the filing date of this Form 10-Q, no shares have been sold under this program.

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

The Company is recognizing revenue associated with the nonrefundable, up-front license fees received under the AbbVie License Agreement and the KHK Agreement ratably over the expected term of the joint steering committee performance obligations, which the Company estimates will be delivered through December 2021 and November 2017 for the KHK Agreement and the AbbVie License Agreement, respectively.  The Company continues to participate in regular meetings for the joint steering committee established under the KHK Agreement.  At this time, the Company believes its participation in this committee continues to be a substantive performance obligation of the agreements and has concluded that no changes in the estimated revenue recognition periods are warranted.  Deferred revenue arises from the excess of cash received over cumulative revenue recognized over the terms of the Company’s continuing obligations.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amended Accounting Standards Codification (ASC) 605-25, Revenue Recognition , to eliminate the requirement to obtain vendor-specific objective evidence of the fair value of undelivered elements in order to separate the deliverables into different units of accounting.  The Company adopted this revised guidance as of January 1, 2011, and applied this guidance to the AbbVie Collaboration Agreement executed in December 2011.  This guidance is also required to be applied to any material modifications that may be made to the existing AbbVie License Agreement or KHK Agreement, of which there were none in 2016, 2015, and 2014.  The Company identified the following deliverables within the AbbVie Collaboration Agreement:

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

The Company follows ASC 605-28, Revenue Recognition—Milestone Method to evaluate whether each milestone under a license agreement is substantive.  This evaluation includes an assessment of whether (i) the consideration is commensurate with either (a) the entity's performance to achieve the milestone, or (b) the enhancement of the value of the delivered item as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.  The Company evaluates factors such as the preclinical, clinical, regulatory, commercial, and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.  If a substantive milestone is achieved, the Company would recognize revenue related to the milestone in its entirety in the period in which the milestone was achieved, assuming all other revenue recognition criteria were met.  Commercial milestones would be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met.

In June 2013, the Company entered into a research collaboration with a disease advocacy organization.  Under the agreement, the Company may be provided milestone payments to fund research and development activities estimated over a two-year period.  The Company recorded collaboration revenue totaling $500,000, $0 and $700,000 related to milestone payments during the years ended December 31, 2017, 2016, and 2015, respectively.

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

AbbVie is not currently participating in the development of bardoxolone methyl for the treatment of CKD caused by Alport syndrome, CTD-PAH, PH-ILD, or other rare kidney diseases, and the Company is therefore incurring all costs for this program.  AbbVie has the right to opt-in to these programs at any time during development.  Upon opting-in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right.  All development costs incurred after AbbVie’s opt-in would be split equally.

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

In December 2017, the Company and KHK entered into the Third Supplement to the KHK Agreement, which allows the Company to begin a portion of the CARDINAL registrational trial in Japan, for which KHK will reimburse costs incurred up to $3,000,000.  The Company deemed that this was not a material modification to the KHK Agreement because no payment terms or deliverables were changed.  The Company’s expenses were reduced by $515,000 for KHK’s share of the study costs for twelve months ended December 31, 2017.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment.  Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles.  If impairments are identified, assets are written down to their estimated fair value.  The Company has not recognized any impairment charges in 2017, 2016, and 2015.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718 Compensation—Stock Compensation (ASC 718).  ASC 718 requires companies to measure and recognize compensation expense for all stock options and restricted stock awards based on the estimated fair value of the award on the grant date.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards.  The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service.  If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award.  Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met.  Use of the Black-Scholes option-pricing model requires management to apply judgment under highly subjective assumptions.  These assumptions include:

•

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding and is based on the average period the stock options are expected to be outstanding and was based on our historical information of the options exercise patterns and post-vesting termination behavior.

•

Expected volatility—Since the Company does not have sufficient trading history to estimate the volatility of its common stock, the expected volatility was estimated based on its own historical volatility since its IPO and the average volatility for comparable publicly traded biopharmaceutical companies.  When selecting comparable publicly traded biopharmaceutical companies on which the Company based its expected stock price volatility, the Company selected companies with comparable characteristics to the Company, including enterprise value, risk profiles, position within the industry, and historical share price information sufficient to meet the expected life of the stock-based awards.

•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected dividend—The Company has no plans to pay dividends on its common stock. Therefore, the company used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option-pricing model, the Company will continue to use judgment in evaluating the expected volatility, and expected terms utilized for its stock-based compensation calculations on a prospective basis.  The Company accounts for forfeitures of share-based awards when they occur.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, and filing fees relate to the follow-on offering and IPO, are capitalized.  Deferred offering costs totaling $404,000 and $3,471,000 were offset against proceeds from the follow-on offering and IPO, respectively.  The Company had $0 in capitalized deferred offering costs as of December 31, 2017 and 2016.

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

At December 31, 2017 and 2016, the Company had no assets or liabilities that are required to be carried at fair value.  The book values of the Company’s cash and cash equivalents and other working capital financial assets and liabilities approximate their fair values due to their short term nature.  The fair values of the Company’s shareholder notes receivable were immaterial.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss).  The other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015 were immaterial.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  The FASB has subsequently issued a number of amendments to ASU 2014-09.  The new standard, as amended, provides a single comprehensive model based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this principle, ASU 2014-09 defines a five-step process, which may include more judgment and estimates than are required under existing U.S. generally accepted accounting principles (U.S. GAAP), including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation.

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

The Company is finalizing its assessment of the impact of this guidance on its consolidated results of operations and financial position and disclosures.  The Company will apply the modified retrospective method upon adoption of this standard effective January 1, 2018 and expects to recognize a decrease of approximately $2,634,000 to retained earnings.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09) which modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016.  The Company adopted ASU 2016-09 as of January 1, 2017, which resulted in an adjustment to retained earnings of $118,000 related to the cumulative effect of the accounting policy election to account for forfeitures of share-based awards when they occur, and an adjustment of $115,000 to recognize excess tax benefits as a component of the provision for income taxes on a prospective basis.  For the year ended December 31, 2017, the effect on the provision for income taxes included in the consolidated statement of operations was not significant.

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

The up-front payment and the Company’s collaboration on research, development, and commercialization are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2026, which is the estimated minimum period that is needed to complete the deliverables under the terms of the AbbVie Collaboration Agreement.  The Company began recognizing revenue related to the up-front payment upon execution of the agreement and, accordingly, recognized approximately $26,647,000, $26,720,000, and $26,647,000 as collaboration revenue during the years ended December 31, 2017, 2016, and 2015, respectively.  As of December 31, 2017 and 2016, the Company recorded deferred revenue totaling approximately $238,292,000 and $264,939,000, respectively, of which approximately $26,647,000 and $26,647,000, respectively, is reflected as the current portion of deferred revenue.

In September 2010, the Company entered into the AbbVie License Agreement for an exclusive license to develop and commercialize bardoxolone methyl in the Licensee Territory (as defined in the AbbVie License Agreement).  The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $150,000,000 and additional development and commercial milestone payments.  As of December 31, 2017, the Company has received $150,000,000 related to clinical development milestone payments from AbbVie and has the potential in the future to achieve another $50,000,000 from one remaining non-substantive commercial milestone.  The AbbVie License Agreement includes additional potential milestones for new compounds other than bardoxolone methyl in cardiovascular and metabolic programs, none of which is planned at this time.  The Company also has the potential to achieve tiered royalties ranging from 15 percent to the high 20 percent range, depending on the amount of annual net sales, on net sales by AbbVie in the Licensee Territory.  Under certain terminations, the Company may be obligated to pay reverse royalties on net sales in the terminated territory.

The up-front license fee and the Company’s participation on joint steering committees were accounted for as a single unit of accounting, and accordingly, revenue was recognized ratably through November 2017, which was the term of the joint steering committees.  The Company began recognizing revenue related to the up-front license fee upon transfer of the license of bardoxolone methyl to AbbVie, which occurred in November 2010 and, accordingly, recognized approximately $18,420,000, $21,470,000, and $21,412,000 in collaboration revenue during the years ended December 31, 2017, 2016, and 2015, respectively.  As of December 31, 2017 and 2016, the Company recorded deferred revenue totaling approximately $0 and $18,420,000 respectively, of which approximately $0 and $18,420,000, respectively, is reflected as the current portion of deferred revenue.

KHK

In December 2009, the Company entered into the KHK Agreement for an exclusive license to develop and commercialize bardoxolone methyl in the KHK Licensed Territory.  The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $35,000,000 and additional development and commercial milestone payments.  As of December 31, 2017, the Company received $5,000,000 related to regulatory development milestone payments and $10,000,000 related to clinical development milestone payments from KHK and has the potential in the future to achieve another $82,000,000 from eight non-substantive regulatory milestones and $140,000,000 from four non-substantive commercial milestones.  The Company also has the potential to achieve tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KHK in the KHK Licensee Territory.  The Company is participating on a joint steering committee with KHK to oversee the development and commercialization activities related to bardoxolone methyl.  Any future milestones and royalties received are subject to mid to lower single digit percent declining tiered commissions to certain consultants as compensation for negotiations of the KHK Agreement.

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

The Company began recognizing revenue related to the up-front payment upon transfer of the license and technical knowledge of bardoxolone methyl to KHK, which occurred in December 2009, and, accordingly, recognized approximately $1,536,000, $1,540,000, and $1,536,000 as collaboration revenue during the years ended December 31, 2017, 2016, and 2015, respectively.  As of December 31, 2017 and 2016, the Company recorded deferred revenue totaling approximately $6,146,000 and $7,682,000, respectively, of which approximately $1,536,000 and $1,536,000 respectively, is reflected as the current portion of deferred revenue.

Under ASU 2014-09, variable consideration must be included in the transaction price when it is determined that it is probable that a significant reversal in the revenue recognized will not occur.  We expect to recognize $30,000,000 in deferred revenue related to a milestone from KHK during 2018, which we will ratably recognize in revenue over our estimated performance obligation period ending December 2021.

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

On November 3, 2017, the Company amended the Loan Agreement (Amended Loan Agreement) to increase the Term B Loan amount to either $20,000,000 or $25,000,000, which extends the interest only period from six to twelve months if the Term B Loan is drawn.  The Company may, at its sole discretion, borrow $20,000,000 under Term B Loan by June 29, 2018.  The Company may borrow an additional $5,000,000 under the Term B Loan, for a total of $25,000,000, upon the achievement of one of two milestones by the earlier of 90 days after the achievement of a milestone or June 29, 2018.

The Company paid an amendment fee of $250,000 on November 8, 2017, upon the execution of the Amended Loan Agreement.  If the Company does not draw the Term B Loan by June 29, 2018, the Company would pay an unused line fee of $1,000,000.

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

As of December 31, 2017, the Company had $20,000,000 outstanding under the Term A Loan, which was recorded at its initial carrying value of $20,000,000, less discount and debt issuance costs totaling approximately $524,000.  In connection with the Term A Loan, the discount and debt issuance costs were recorded as a reduction to debt on its balance sheet and are being accreted to interest expense over the life of the Term A Loan.  Additionally, the final exit fee of approximately $590,000 is being accrued over the life of the Term A Loan through interest expense.  The Term A Loan has a current effective interest rate of 11.1%.  The Company is in compliance with all covenants under the Loan Agreement as of December 31, 2017.

The future principal payments for the Company’s Term A Loan as of December 31, 2017 are as follows (in thousands):

2018	$975
2019	$5,854
2020	$5,854
2021	$5,854
2022	$1,463
$20,000

5. Property and Equipment

Property and equipment consisted of the following as of December 31(in thousands):

	2017	2016
Computer equipment and software	$1,831	$2,928
Laboratory equipment	4,654	4,530
Office furniture	1,282	1,273
Office and other equipment	286	273
Leasehold improvements	4,959	4,976
	13,012	13,980
Less accumulated depreciation and amortization	(12,294)	(13,161)
Property and equipment, net	$718	$819

6. Income Taxes

The provision for taxes on income consists of the following at December 31 (in thousands):

	2017	2016	2015
Current	$3	$(441)	$(16,654)
Deferred	—	—	17,802
Total provision for taxes on income	$3	$(441)	$1,148

The following table reconciles the Company’s effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2017	2016	2015
U.S. federal income taxes	35%	35%	35%
Stock-based compensation	—	(2)	(80)
Change in valuation allowance	48	(25)	(310)
2017 Tax Act	(111)	—	—
Federal tax credits	28	—	—
Other	—	(1)	(25)
Recorded federal income tax benefit (provision)	0%	7%	(380)%

The Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system.  These changes include a federal statutory rate reduction from 35% to 21% and the elimination or reduction in the deductibility of certain credits and limitations, such as tax credits related to designated orphan drugs, net operating losses, interest expense, and executive compensation.  The federal statutory rate reduction takes effect on January 1, 2018.  As a result of the reduction of federal corporate income tax rates, the Company has estimated a material reduction of $53,113,000 to its deferred tax assets.  However, consistent with 2016, its deferred tax assets continue to be fully offset by a valuation allowance in 2017 as the Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized.  Consequently, although the future potential benefit from its deferred tax assets has been materially reduced by the reduction of federal corporate income tax rates, there was no effect on its 2017 Consolidated Statement of Operations.  On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.  In accordance with SAB 118, the Company continues to evaluate the impact of the 2017 Tax Act, which may impact its current conclusions.  Any subsequent adjustment to those amounts will be recorded to current tax expense in the third quarter of 2018 when the analysis is complete.

Deferred tax assets and liabilities reflect the net effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Deferred revenue	$51,332	$101,864
Net operating loss	25,601	19,159
Federal tax credits	20,928	—
Stock-based compensation	2,118	1,362
Depreciation	318	608
Other	301	392
Subtotal	100,598	123,385
Less: Valuation allowance	(100,598)	(123,385)
Net deferred tax asset	$—	$—

Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences.  Additionally, as a result of the 2017 Tax Act, the Company’s net deferred tax assets have been re-measured at the reduced federal statutory rate as of December 31, 2017.  The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized.  Therefore, the Company’s deferred tax assets have been fully offset by a valuation allowance in 2017.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.  The valuation allowance decreased by $22,788,000 in 2017 and increased by $1,685,000 in 2016.

As of December 31, 2017, the Company had accumulated net operating losses of approximately $121,911,000 of which $315,000 are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382).  Approximately $434,000 of the net operating loss carryforwards expire between fiscal years 2023 and 2024, with the remaining $121,477,000 expiring in fiscal year 2037.

As of December 31, 2017, the Company has federal orphan drug tax credit and research and development tax credit carryforwards of $20,805,000 and $123,000, respectively.  These credits expire beginning in 2024.

As of December 31, 2017, there were no unrecognized tax benefits that, if recognized, would have an impact on the Company’s effective tax rate.  The Company currently has a full valuation allowance against its deferred tax assets.  The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.  The Internal Revenue Service (IRS) completed an examination of the Company’s U.S. income tax returns for 2009, 2011, and 2012, with no significant adjustments, and has commenced an examination of the Company’s U.S. income tax returns for 2013, 2014, and 2015.  As of February 28, 2018, the Company has not been notified of any significant proposed adjustments by the IRS.  All other tax years remain open to federal tax examination.  The Company will classify interest and penalties related to unrecognized tax benefits as part of the income tax provision.

7. Patents

Business intellectual property protection is critical to the Company’s ability to successfully commercialize its product innovations.  The potential for litigation regarding the Company’s intellectual property rights always exists and may be initiated by third parties attempting to abridge the Company’s rights, as well as by the Company in protecting its rights.  There were no patent matters outstanding at December 31, 2017, 2016, or 2015.

8. Licenses

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

In January 2009, the Company filed a patent application claiming the use of bardoxolone methyl and related compounds in treating CKD, endothelial dysfunction, cardiovascular disease, and related disorders.  Several of the original inventors of these compounds at an academic institution were named as co-inventors on this application, along with several company employees.  Consequently, the Company and the academic institution are co-owners of this patent application.  In December 2009, the Company entered into an agreement with the academic institution (the 2009 Method of Use License Agreement) that provides the Company with an exclusive worldwide license to the academic institution’s rights in these applications and any resulting patents.  The Company agreed to pay a limited super-royalty on product sales that occur during the effective term of the original patents (as discussed above), a royalty on product sales that occur after the effective term of the original patents, a sublicense fee, an annual license fee, and various milestone fees.

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

9. Common Stock

The Company records all issued shares of common stock at fair value on the dates of issuance.

Reserved Shares

At December 31, 2017, common stock reserved for issuance is as follows:

Outstanding common stock options under the 2007 Long Term Incentive Plan	3,220,350
Outstanding common stock options under standalone option agreements	31,346
Common stock available for future grant under the 2007 Long Term Incentive Plan	107,322
Total common shares reserved for future issuance	3,359,018

10. Convertible Preferred Stock

As of December 31, 2017 and 2016, there were no shares of convertible preferred stock issued and outstanding.

On January 4, 2016, the Company filed its Tenth Amended and Restated Certificate of Incorporation, which removed all previous designations and authorized 100,000,000 undesignated shares of convertible preferred stock.

11. Stock-Based Compensation

The 2007 Long Term Incentive Plan (the 2007 LTIP) provides for awards of restricted stock, both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other incentive awards and rights to purchase shares of the Company’s common stock.  A total of 107,322 shares of common stock have been reserved for issuance under the 2007.

As of December 31, 2017, no shares of restricted stock are outstanding under the 2007 LTIP, and options to purchase 3,251,696 shares have been granted and are outstanding under the 2007 LTIP.  These options vest over the stated periods through 2022.  Additional detail on stock compensation costs can be found below.

Stock Options

Stock options are granted to employees at exercise prices equal to the estimated fair market value of the Company’s stock at the dates of grant.  Stock options under the 2007 LTIP generally vest over four or five years and have a term of ten years.  Compensation cost is recognized over the vesting period of the options using the straight-line attribution method.  The Company accounts for forfeitures when they occur.

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations (in thousands):

	Years Ended December 31
	2017	2016	2015
Research and development	$2,409	$1,121	$671
General and administrative	4,121	1,246	1,404
	$6,530	$2,367	$2,075

The following table summarizes stock option activity as of December 31, 2017, and changes during the years ended December 31, 2017 under the 2007 LTIP and standalone option agreements:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2017	2,311,146	17.18
Granted	1,044,848	25.00
Exercised	(59,112)	11.14
Forfeited	(45,120)	14.68
Expired	(66)	25.21
Outstanding at December 31, 2017	3,251,696	19.83
Exercisable at December 31, 2017	939,137	17.12

At December 31, 2017, 3,251,696 stock options are fully vested or are expected to vest and have a weighted-average outstanding term of 8.56 years and a weighted-average exercise price of $19.83.  Exercisable stock options have a weighted-average outstanding term of 7.08 years.

Restricted Stock

Restricted and unvested stock has occasionally, in the past, been sold or granted to employees of the Company under the 2007 LTIP and the Amended and Restated 2002 Stock Option and Incentive Plan (the 2002 Plan), which was the predecessor equity incentive plan to the 2007 LTIP.  The fair value of restricted stock is determined based on the estimated fair value of the Company’s common stock at the date of grant.  Restricted stock generally vests straight-line over a period of four or five years, provided the employee remains in the service of the Company.  Compensation cost is recognized on a straight-line basis over the vesting period.  Shares of restricted and unvested stock purchased by employees are released from their restriction at each vesting date; however, these shares remain pledged to the Company and are nontransferable until the related shareholder note receivable has been paid.  The shareholder notes receivable related to the restricted stock sold to employees are usually due in full one year after the final release date of the stock.  At December 31, 2017 and 2016, a total of 1,193,780 shares of restricted stock had been issued through the 2007 LTIP and the 2002 Plan.

At December 31, 2017 and 2016, no shares of restricted stock are outstanding.  The fair value of restricted stock vested in fiscal 2017 and 2016 was $0 and $356,000, respectively.

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

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31
	2017	2016	2015
Dividend yield	—%	—%	—%
Volatility	75.14%	72.77%	74.93%
Risk-free interest rate	2.19%	1.76%	1.71%
Expected term of options (in years)	6.37	6.74	7.28

Expected volatility is based on the Company’s own historical volatility since its IPO and benchmarked public companies during fiscal years 2017, 2016 and 2015.  The risk-free interest rate, ranging from 1.82% to 2.21% during the year ended December 31, 2017, is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.  The expected term of options represents the weighted-average period of time that options granted are expected to be outstanding based on historical data.

The total intrinsic value (the difference between market value and exercise prices of in-the-money options) of all outstanding options at December 31, 2017, 2016, and 2015, was $28,613,000, $12,951,000 and $6,360,000, respectively.  The total intrinsic value of exercisable options at December 31, 2017, 2016, and 2015, was $11,469,000, $3,841,000 and $3,586,000, respectively.  In 2017, 2016 and 2015, 59,112, 35,207 and 3,147 options were exercised, respectively.  As of December 31, 2017, total unrecognized compensation expense of $31,579,000 related to equity awards is expected to be recognized over a weighted average of 3.63 years.

12. Commitments and Contingencies

Lease Commitments

The Company leases certain office and laboratory space under a non-cancelable operating lease.  On November 9, 2017, the Company amended the lease agreement to extend its lease term by 24 months for an expiration date of October 2020.  Rent is expensed on a straight-line basis, and an accrued rent liability of approximately $72,000 and $120,000 is recorded in other accrued liabilities on the accompanying consolidated balance sheets at December 31, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2017 (in thousands):

2018	$613
2019	631
2020	538
Thereafter	—
$1,782

For the years ended December 31, 2017, 2016, and 2015, the Company recorded total rent expense of approximately $512,000, $463,000 and $523,000, respectively.

Indemnifications

ASC 460, Guarantees, requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal.  Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2017.

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

13. Related-Party Transactions

The Company paid approximately $0, $306,000, and $806,000, to certain stockholders and primarily academic institutions, for sponsored research in 2017, 2016, and 2015, respectively.  These amounts are recorded in research and development expense in the accompanying consolidated statements of operations.

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

14. Net (Loss) Income per Share

The computation of basic and diluted net (loss) income per share attributable to common stockholders the Company for the years ended December 31 is summarized in the following table:

	2017	2016	2015
Numerator
Net loss (in thousands)	$(47,671)	$(6,227)	$(1,450)
Denominator
Weighted-average number of common shares used in net loss per share – basic	23,933,309	19,816,635	15,974,974
Dilutive potential common shares	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	23,933,309	19,816,635	15,974,974
Net loss per share – basic	(1.99)	(0.31)	(0.09)
Net loss per share – diluted	(1.99)	(0.31)	(0.09)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 3,251,696, 2,311,146, and 550,675 shares for the years ended 2017, 2016, and 2015, respectively.

15. Selected Quarterly Financial Data

The following table contains quarterly financial information for 2017 and 2016.  The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period (in thousands except per share data).

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total collaboration revenue	$12,732	$12,806	$12,557	$9,963
Total expenses	19,906	24,000	24,575	26,489
Total other income (expense)	76	(395)	(289)	(148)
Provision for taxes on income	-	2	1	-
Net loss	(7,098)	(11,591)	(12,308)	(16,674)
Net loss per share – basic and diluted	(0.32)	(0.52)	(0.50)	(0.64)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total collaboration revenue	$12,438	$12,366	$12,551	$12,501
Total expenses	12,701	13,791	13,509	16,737
Total other income	23	28	62	101
(Benefit) provision for taxes on income	18	(461)	1	1
Net loss	(258)	(936)	(897)	(4,136)
Net loss per share – basic and diluted	(0.02)	(0.05)	(0.04)	(0.19)

16. Subsequent Events

The Company has evaluated events and transactions occurring subsequent to December 31, 2017, but prior to the issuance of the consolidated financial statements, for recognition or disclosure in its consolidated financial statements.  During this period, there were no subsequent events requiring either recognition in the consolidated financial statements or nonrecognized subsequent events requiring disclosure.