Form 10-Q
period 2018-03-31
REATA PHARMACEUTICALS INC
filed 2018-05-08
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of May 4, 2018, the registrant had 20,185,189 shares of Class A common stock, $0.001 par value per share, and 5,979,447 shares of Class B common stock, $0.001 par value per share, outstanding.

i

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  All statements, other than statements of historical or present facts, including statements regarding our future financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “might,” “estimate,” “continue,”  “anticipate,” “intend,” “target,” “project,” “model,” “should,” “would,” “plan,” “expect,” “predict,” “could,” “seek,” “goals,” “potential,”  and similar terms or expressions that concern our expectations, strategy, plans, or intentions.  These forward-looking statements include, but are not limited to, statements about:

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
•

other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 2, 2018.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements.  Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$105,937	$129,780
Amounts earned or due from collaboration arrangements	26,321	1,014
Prepaid expenses and other current assets	2,489	2,315
Total current assets	134,747	133,109
Property and equipment, net	829	718
Other assets	1,237	1,510
Total assets	$136,813	$135,337
Liabilities and stockholders’ deficit
Accounts payable	$1,002	$2,067
Accrued direct research liabilities	13,830	12,627
Other current liabilities	5,005	3,511
Current portion of term loan	2,693	1,229
Current portion of deferred revenue	28,836	28,183
Total current liabilities	51,366	47,617
Other long-term liabilities	46	53
Term loan, net of current portion and debt issuance costs	16,977	18,385
Deferred revenue, net of current portion	211,125	216,255
Total noncurrent liabilities	228,148	234,693
Commitments and contingencies
Stockholders’ deficit:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 19,991,082 and 19,975,340 shares at March 31, 2018 and December 31, 2017	20	20
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 6,171,517 and 6,166,166 shares at March 31, 2018 and December 31, 2017	7	7
Additional paid-in capital	192,962	190,145
Shareholder notes receivable	(2)	(2)
Accumulated deficit	(335,688)	(337,143)
Total stockholders’ deficit	(142,701)	(146,973)
Total liabilities and stockholders’ deficit	$136,813	$135,337

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended
	March 31,
	2018	2017
Collaboration revenue
License and milestone	$32,168	$12,729
Other revenue	224	3
Total collaboration revenue	32,392	12,732
Expenses
Research and development	21,407	14,603
General and administrative	6,628	5,173
Depreciation and amortization	101	130
Total expenses	28,136	19,906
Other income (expense)
Investment income	335	81
Interest expense	(509)	(5)
Total other income (expense)	(174)	76
Income (loss) before taxes on income	4,082	(7,098)
Provision (benefit) for taxes on income	—	—
Net income (loss)	$4,082	$(7,098)
Net income (loss) per share—basic	$0.16	$(0.32)
Net income (loss) per share—diluted	$0.15	$(0.32)
Weighted-average number of common shares used in net income (loss) per share basic	26,155,141	22,350,436
Weighted-average number of common shares used in net income (loss) per share diluted	26,633,521	22,350,436

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months ended
	March 31,
	2018	2017
Operating activities
Net income (loss)	$4,082	$(7,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101	130
Amortization of debt issuance costs	59	—
Stock-based compensation expense	2,485	1,603
Changes in operating assets and liabilities:
Amounts earned or due from collaboration arrangements	(25,307)	—
Prepaid expenses and other current assets	(174)	(490)
Other assets	273	(769)
Accounts payable	(1,065)	(3,289)
Accrued direct research and other current liabilities	2,636	84
Deferred revenue	(7,111)	(12,229)
Net cash used in operating activities	(24,021)	(22,058)
Investing activities
Purchases of property and equipment	(151)	(34)
Net cash used in investing activities	(151)	(34)
Financing activities
Proceeds from long-term debt	—	20,000
Payments on deferred issuance costs	(3)	(160)
Exercise of options	332	241
Payment of capital lease obligation	—	(45)
Net cash provided by financing activities	329	20,036
Net decrease in cash and cash equivalents	(23,843)	(2,056)
Cash and cash equivalents at beginning of year	129,780	84,732
Cash and cash equivalents at end of period	$105,937	$82,676
Supplemental disclosures
Cash paid for interest	$445	$5
Purchases of equipment in accounts payable and other current liabilities	$74	$—
Unpaid debt issuance costs	$—	$87

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

Reata Pharmaceuticals, Inc. (the Company) is a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing therapeutics to address serious and life-threatening diseases with few or no approved therapies by targeting molecular pathways that regulate cellular metabolism and inflammation.  The Company is currently conducting three registrational trials with its lead product candidates, bardoxolone methyl and omaveloxolone, which activate the transcription factor Nrf2 to restore mitochondrial function, reduce oxidative stress, and resolve inflammation.  The Company’s lead registrational programs are evaluating its product candidates for the treatment of a rare form of chronic kidney disease (CKD) caused by Alport syndrome, a rare form of degenerative neuromuscular disease called Friedreich’s ataxia (FA), and a rare and severe form of pulmonary arterial hypertension associated with connective tissue disease (CTD-PAH).  The Company has received orphan drug designation from the FDA for bardoxolone methyl for the treatment of Alport syndrome and PAH and for omaveloxolone for the treatment of FA.

In addition to its three registrational programs, the Company is currently conducting additional clinical and preclinical programs in serious and life-threatening diseases that may provide expansion and additional opportunities for its drug candidates.  The Company plans to evaluate data from these earlier stage programs to determine which indications to advance into later stage trials.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K).  During the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  As a result of the adoption of Topic 606, the Company has updated its Revenue Recognition policies.  There were no other changes to its significant accounting policies from those disclosed in its 2017 Annual Report on Form 10-K.

Revenue Recognition

The Company’s revenue to date has been generated primarily from licensing fees received under its collaborative licensing agreements with AbbVie Ltd. (AbbVie) and Kyowa Hakko Kirin Co., Ltd. (KHK) and reimbursements for expenses from KHK.  The terms of the agreements include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the promised goods or services in the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the entity satisfies a performance obligation.

At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

Licenses of intellectual property: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by the Company) is included in the transaction price, which is then allocated to each performance obligation.  Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and, if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, and other revenues and earnings in the period of adjustment and in future periods through the end of the performance obligation period.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the licensee and, if so, they are accounted for as separate performance obligations.  If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded when the customer obtains control of the goods, which is upon delivery.

For a complete discussion of accounting for collaborative licensing agreements, see Note 3, Collaboration Agreements.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605).  The FASB has subsequently issued a number of amendments to Topic 606.  The Company adopted this new standard on January 1, 2018 using the modified retrospective transition method.  As of January 1, 2018, upon adoption of Topic 606, the Company recorded a cumulative adjustment of $2,634,000 to increase accumulated deficit and increase deferred revenue.  This adjustment was the remainder of the transaction price related to the $15,000,000 received milestones that was recognized under the prior milestone recognition methodology when the milestone was achieved.  The impact of this adjustment to collaboration revenue, net income (loss) and basic and diluted net income (loss) per share for the three months ending March 31, 2018 is not significant.  For a complete discussion of accounting for collaborative licensing agreements, see Note 3, Collaboration Agreements.

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

3. Collaboration Agreements

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605.

AbbVie

In December 2011, the Company entered into the AbbVie collaboration agreement to jointly research, develop, and commercialize the Company’s portfolio of second and later generation oral Nrf2 activators.  The terms of the agreement include payment to the Company of a nonrefundable, up-front payment of $400,000,000 and development cost sharing for jointly developing indications after certain initial early development costs were incurred by the Company.

The Company evaluated the AbbVie collaboration agreement under Topic 606 and determined that the upfront payment constituted the transaction price.  The Company identified three performance obligations at contract inception: (1) the exclusive license rights to research, develop, and commercialize Nrf2 activators outside the United States, (2) the obligation to participate in Joint Steering Committees (JSCs), and (3) cost sharing for jointly developed indications.  The transaction price was allocated to the exclusive license rights and the obligation to participate on JSCs, which are accounted for as a single performance obligation, and is being recognized as revenue ratably through December 2026, which is the estimated minimum period that is needed to complete the deliverables under the terms of the AbbVie Collaboration Agreement.  The Company records shared development cost payments from AbbVie as reductions of research and development expense.  As the Company is currently unilaterally developing its lead Nrf2 activator omaveloxolone, no amounts were recognized during the three months ended March 31, 2018.  The adoption of Topic 606 did not result in a significant change in revenue recognition for this agreement.

As of January 1, 2018, the Company’s deferred revenue balance was $238,291,000, which represents the contract liability for the unsatisfied performance obligations as well as the variable consideration paid in advance that is being recognized ratably through December 2026.  The Company began recognizing revenue related to the up-front payment upon execution of the agreement and, accordingly, recognized approximately $6,570,000 as collaboration revenue during the three months ended March 31, 2018.  As of March 31, 2018, the Company has a remaining deferred revenue balance totaling approximately $231,721,000.

KHK

In December 2009, the Company entered into the KHK agreement, which granted KHK an exclusive license to develop and commercialize bardoxolone methyl in the licensed territory.  The Company received a nonrefundable, up-front license fee of $35,000,000 and regulatory milestones of $15,000,000 and could receive additional regulatory milestones of $82,000,000 and commercial milestones of $140,000,000, as well as tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KHK in the licensed territory.

The Company evaluated the KHK agreement under Topic 606 and identified three performance obligations at contract inception: (1) the exclusive license rights to develop and commercialize bardoxolone methyl in Japan and licensed territory, (2) the obligation to participate in JSCs, and (3) the obligation to supply bardoxolone methyl for KHK’s clinical trial and commercial needs.  The transaction price was allocated to the exclusive license rights and the obligation to participate on JSCs, which are accounted for as a single performance obligation and is recognized as revenue ratably through December 2021, which is the estimated minimum period to complete the performance obligation under the KHK agreement.  Any consideration related to the Company’s obligation to supply KHK with drug product is recognized upon delivery.

Upon adoption of Topic 606, the Company determined that the transaction price for this agreement at contract inception includes the upfront fee of $35,000,000 and regulatory milestones of $15,000,000 received.  The Company evaluated the remaining potential milestones and determined that a future regulatory milestone of $30,000,000 is probable of being achieved in 2018 due to certain notifications and events during the period ending March 31, 2018.  This future milestone relates to the development of KHK’s clinical program of bardoxolone methyl.  The Company believes the remaining additional regulatory milestones of $52,000,000 and commercial milestones of $140,000,000 are fully constrained as they are not within the control of the Company or KHK and did not include these remaining milestones in the transaction price.  Any consideration related to royalties will be recognized when the related sales occur.

At the end of January 2018, the Company added the future milestone of $30,000,000 as variable consideration to the transaction price and recorded $24,843,000 in a contract asset, which is included as amounts earned or due from collaboration arrangements, on the balance sheet, and in collaboration revenue as a cumulative catch-up for the portion of this milestone that was satisfied in prior periods.  The remainder of $5,157,000 will be recognized as performance obligations are satisfied over the remaining performance obligation period. During the three months ended March 31, 2018, the Company recorded an additional $213,000 in revenue for the portion of this milestone that was satisfied in the period, resulting in a contract asset balance of $25,057,000 as of March 31, 2018.  This increase in revenue resulted in increases of $25,057,000 in net income and $0.96 in basic net income per share for the three months ended March 31, 2018.

As of January 1, 2018, the Company’s deferred revenue balance was $8,781,000, which represents the contract liability for the unsatisfied performance obligations as well as the variable consideration paid in advance that is being recognized ratably through December 2021.  The Company began recognizing revenue related to the up-front payment and milestones included in the transaction price upon execution of the agreement and, accordingly, recognized approximately $541,000 as collaboration revenue during the three months ended March 31, 2018, resulting in a remaining deferred revenue balance of $8,240,000 as of March 31, 2018.

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

As of March 31, 2018, the Company had $20,000,000 outstanding under the Term A Loan, which was recorded at its initial carrying value of $20,000,000, less discount and debt issuance costs totaling approximately $527,000.  In connection with the Term A Loan, the discount and debt issuance costs were recorded as a reduction to debt on its balance sheet and are being accreted to interest expense over the life of the Term A Loan.  Additionally, the final exit fee of approximately $590,000 is being accrued over the life of the Term A Loan through interest expense.  The Term A Loan has a current effective interest rate of 9.6% before debt issuance costs and final exit fee and 11.3% including debt issuance costs and final exit fee.  The Company is in compliance with all covenants under the Loan Agreement as of March 31, 2018.

The future principal payments for the Company’s Term A Loan as of March 31, 2018 are as follows (in thousands):

2018	$975
2019	5,854
2020	5,854
2021	5,854
2022	1,463
$20,000

5. Income Taxes

The Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), which was signed into law on December 22, 2017, resulted in significant changes to the U.S. corporate income tax system.  These changes include a federal statutory rate reduction from 35% to 21% and the elimination or reduction in the deductibility of certain credits and limitations, such as tax credits related to designated orphan drugs, net operating losses, interest expense, and executive compensation.  The federal statutory rate reduction took effect on January 1, 2018.

The Company’s effective tax rate varies with the statutory rate due primarily to the impact of nondeductible stock-based compensation and the changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  The Company’s deferred tax assets have been fully offset by a valuation allowance at March 31, 2018, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.  In accordance with SAB 118, the Company continues to evaluate the impact of the 2017 Tax Act, which may impact its current conclusions.  Any subsequent adjustment to those amounts will be recorded to current tax expense in the third quarter of 2018 when the analysis is expected to be complete.

6. Stock-Based Compensation

Stock Options

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations (in thousands):

	Three Months ended
	March 31,
	2018	2017
Research and development	$961	$570
General and administrative	1,524	1,033
	$2,485	$1,603

The following table summarizes stock option activity as of March 31, 2018, and changes during the three months ended March 31, 2018, under the 2007 Long Term Incentive Plan (the 2007 LTIP) and standalone option agreements:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2018	3,251,696	19.83
Granted	49,250	28.82
Exercised	(21,093)	15.74
Forfeited	(14,713)	23.43
Expired	—	—
Outstanding at March 31, 2018	3,265,140	19.98
Exercisable at March 31, 2018	1,114,320	17.61

The total intrinsic value of all outstanding options and exercisable options at March 31, 2018 was $10,235,000 and $5,852,000, respectively.

7. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months ended
	March 31,
	2018	2017
Numerator
Net income (loss) (in thousands)	$4,082	$(7,098)
Denominator
Weighted-average number of common shares used in net income (loss) per share – basic	26,155,141	22,350,436
Dilutive potential common shares	478,380	—
Weighted-average number of common shares used in net income (loss) per share – diluted	26,633,521	22,350,436
Net income (loss) per share – basic	$0.16	$(0.32)
Net income (loss) per share – diluted	$0.15	$(0.32)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 2,131,219 and 2,348,377 shares for the three months ended March 31, 2018 and 2017, respectively.

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

Overview

We are a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing therapeutics with profound biological and clinical activity to address serious and life-threatening diseases with few or no approved therapies by targeting molecular pathways that regulate cellular metabolism and inflammation.  We are currently conducting three registrational trials with our lead product candidates, bardoxolone methyl and omaveloxolone, which activate the transcription factor Nrf2 to restore mitochondrial function, reduce oxidative stress, and resolve inflammation.  Our lead registrational programs are evaluating our product candidates for the treatment of three rare diseases: CKD caused by Alport syndrome, FA, and CTD-PAH.  We have received orphan drug designation from the FDA for bardoxolone methyl for the treatment of Alport syndrome and PAH and for omaveloxolone for the treatment of FA.

The chart below is a summary of our current registrational programs:

Registrational Programs
Program	Next Expected Milestone	Timing of Milestone
CKD caused by Alport syndrome	Phase 3 Data	2H 2019
Bardoxolone methyl
Friedreich’s ataxia	Phase 2 Part 2 Data	2H 2019
Omaveloxolone
CTD-PAH	Phase 3 Data	1H 2020
Bardoxolone methyl

Bardoxolone Methyl in CKD Caused by Alport Syndrome and Additional Rare Forms of CKD

In clinical trials, treatment with bardoxolone methyl has consistently improved kidney function across several disease states, as measured by various endpoints, including estimated glomerular filtration rate (eGFR) and GFR measured by inulin clearance.  We believe these data are compelling and support the potential for bardoxolone methyl to delay or prevent dialysis, kidney transplant, and death in patients with Alport syndrome and other rare forms of CKD.  Significant achievements in clinical trials of bardoxolone methyl include the following:

•	Clinically meaningful improvements in kidney function, based on increases in eGFR, in all Phase 2 and Phase 3 clinical trials that have studied bardoxolone methyl in patients with CKD.
•	Significant increase in directly-measured GFR using the “gold standard” inulin clearance method and reduction in the levels of blood waste products filtered by the kidney.
•	Sustained improvement in kidney function in long-term trials:
o

In two large, placebo-controlled clinical studies (BEAM and BEACON) in patients with CKD caused by type 2 diabetes, statistically significant, mean increases in eGFR of 14.9 mL/min/1.73 m2 (p<0.001) and 5.6 mL/min/1.73 m2 (p<0.001), respectively, were sustained for at least one year.

o	In a placebo-controlled clinical study (LARIAT) in patients with PAH, a statistically significant, mean increase in eGFR of 11.3 mL/min/1.73 m2 (p<0.0001) was sustained for at least two years.
o

In BEAM and BEACON, bardoxolone methyl treatment for one year showed statistically significant increases in retained eGFR, which is the eGFR change after a four-week withdrawal of drug, that potentially indicates disease modifying benefits.

o

In CARDINAL, our Phase 2/3 trial in patients with CKD caused by Alport syndrome, bardoxolone methyl treatment produced a statistically significant, mean increase in eGFR of 11.3 mL/min/1.73 m2 (p<0.0000001), which was sustained for at least 36 weeks.

We are developing bardoxolone methyl for the treatment of patients with CKD caused by Alport syndrome and four additional rare forms of CKD.  In addition, KHK is continuing development of bardoxolone methyl in diabetic kidney disease and is expected to launch a pivotal trial in Japan in 2018.

CARDINAL, a Study in Patients with CKD Caused by Alport Syndrome

The Phase 3 portion of CARDINAL is an international, multi-center, randomized, double-blind, placebo-controlled trial that is studying the safety and efficacy of bardoxolone methyl in patients with CKD caused by Alport syndrome.  Alport syndrome is a rare and serious hereditary disease that manifests as early as the first decade of life and causes average annual declines in eGFR of approximately 3 to 4 mL/min/1.73 m2.  In patients with the most severe forms of the disease, approximately 50% progress to dialysis by age 25, 90% by age 40, and nearly 100% by age 60.  There are no approved therapies for Alport syndrome anywhere in the world.

In the Phase 2 portion of CARDINAL through Week 12, we achieved the following:

•

A statistically significant, mean increase from baseline in eGFR of 13.4 mL/min/1.73 m2 (p<0.000000001) in 30 patients was observed.  This magnitude of improvement in eGFR is unprecedented in Alport syndrome patients and represents over three years of decline in kidney function in Alport syndrome patients.

•	All 30 patients had an increase in eGFR from baseline.
•	22 of 30 patients had an improvement in CKD stage.
•

No safety concerns were reported by the data monitoring committee (DMC) that oversees the trial and reviews all data.  No treatment-related serious adverse events (SAEs) were reported.  Reported adverse events (AEs) were generally mild to moderate in intensity.  The most common AE reported was muscle spasms, which were generally transient.  Other AEs reported in more than two patients were headache, nausea, fatigue, and hyperkalemia.

Further, increases in kidney function observed at 12 weeks were maintained through 36 weeks, with a statistically significant, mean increase from baseline in eGFR of 11.3 mL/min/1.73 m2 (p<0.0000001) observed in 27 patients continuing in the study. There were three discontinuations, none of which were due to treatment-related AEs.  We expect to have Week 52 retained eGFR data available from the Phase 2 portion of CARDINAL in the third quarter of 2018.

In the second half of 2017, we began enrolling the Phase 3 portion of CARDINAL, which will enroll approximately 150 patients randomized evenly to either bardoxolone methyl or placebo.  The FDA has provided us with guidance that an analysis of retained eGFR, demonstrating an improvement versus placebo after one year of bardoxolone methyl treatment, may support a New Drug Application (NDA) submission for accelerated approval of bardoxolone methyl for the treatment of CKD caused by Alport syndrome, and data demonstrating an improvement versus placebo in retained eGFR after two years of treatment may support full approval.  Enrollment in the Phase 3 portion of CARDINAL is proceeding as planned, and we expect to have one year top-line results available in the second half of 2019.  No safety concerns have been reported by the DMC.

PHOENIX, a Study in Patients with Other Rare Forms of CKD

We began enrolling our Phase 2 PHOENIX trial in the second half of 2017 to assess whether bardoxolone methyl treatment can improve kidney function, as assessed by eGFR, in patients with four additional rare forms of CKD.  PHOENIX is an open-label, multi-center Phase 2 trial to evaluate the safety and efficacy of bardoxolone methyl in patients with autosomal dominant polycystic kidney disease (ADPKD), IgA nephropathy, type 1 diabetic CKD, and focal segmental glomerulosclerosis (FSGS).  In aggregate, the prevalence of these diseases exceeds 500,000 patients in the United States, representing a meaningful market for bardoxolone methyl in rare forms of CKD.  We plan to enroll approximately 25 patients with each of these rare forms of CKD in separate cohorts that will be analyzed independently in PHOENIX.  In each cohort, we will evaluate the effect of bardoxolone methyl treatment on eGFR at 12 weeks.  We expect to complete enrollment by the end of May, which is earlier than planned, in the ADPKD, IgA nephropathy, and type 1 diabetic CKD cohorts, and we expect to have full primary endpoint data from these cohorts available during the third quarter of 2018.  Full primary endpoint data from the FSGS cohort is expected to be available in the first half of 2019.  Interim data for the ADPKD and IgA nephropathy cohorts will be presented at the European Renal Association and European Dialysis and Transplant Association on May 25, 2018.

Omaveloxolone in FA

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder, which can begin as early as age five but more commonly begins by approximately ages 13 to 15.  Patients with FA typically become dependent on wheelchairs 10 to 15 years after disease onset, with a median age of death in the mid-30s.  Patients with FA experience an average annual worsening, or increase, in modified Friedreich’s Ataxia Rating Scale (mFARS) scores of one to two points.  There are no currently approved therapies for the treatment of FA.

MOXIe, a Study in Patients with FA

Our Phase 2 trial, called MOXIe, is a two-part, international, multi-center, randomized, double-blind, placebo-controlled registrational trial that studies the safety and efficacy of omaveloxolone in patients with FA.  In part 1 of MOXIe, at the optimal dose level of omaveloxolone, we achieved the following:

•

A statistically significant improvement, or decrease, in mFARS scores of 3.8 points (p=0.0001) versus baseline was observed.  This improvement represents approximately two years of decline in mFARS scores.

•	A placebo-corrected decrease in mFARS scores of 2.3 points (p=0.06) was observed. This improvement represents at least one year of decline in mFARS scores.
•

No safety concerns were noted by the data safety monitoring board (DSMB) that oversees the trial and reviews all data.  Only two SAEs were reported, with both events occurring in placebo-treated patients.  The most common AEs were respiratory tract infections and nasopharyngitis, which were generally mild in severity.  There were two discontinuations, one on omaveloxolone due to skin rash and one on placebo due to withdrawal of consent.

In the second half of 2017, we began enrolling the registrational part 2 of MOXIe, which will enroll approximately 100 patients randomized evenly to either omaveloxolone or placebo.  The FDA has provided us with guidance that an analysis of mFARS scores demonstrating an improvement versus placebo after 48 weeks of omaveloxolone treatment may support an NDA submission for accelerated or full approval of omaveloxolone for the treatment of FA.

Based on the findings from part 1, the pivotal part 2 of MOXIe was designed to optimize the likelihood of a clinically meaningful and statistically-significant outcome that could support approval by the FDA.  The sample size is larger, with 50 patients on placebo and 50 patients on omaveloxolone versus 17 and 12, respectively, in part 1.  Additionally, the duration of the trial is 48 weeks, versus 12 weeks in part 1, potentially allowing more time for omaveloxolone to achieve its maximal effect, and for any placebo effect to normalize.  Finally, the proportion of patients with a foot deformity called pes cavus, in whom greater variability in mFARS was observed in part 1, will be capped at 20% versus the 66% enrolled in the 160 mg cohort of part 1.  Enrollment in part 2 of MOXIe is proceeding as planned, and we expect to have top-line data from MOXIe available in the second half of 2019.  No safety concerns have been reported by the DSMB.

In addition to the achievements in the MOXIe trial, we conducted a Phase 2 trial, called MOTOR, that studied omaveloxolone in patients with mitochondrial myopathy.  In the submaximal exercise test at the optimal dose of 160 mg in MOTOR, a significant lowering of heart rate of 12.0 beats per minute (p=0.01) and blood lactate levels of 1.3 mM (p=0.04) versus placebo was observed at Week 12.  The decreases in heart rate and lactate levels produced by omaveloxolone are indicative of improved mitochondrial function, and we believe these data from MOTOR support the potential for omaveloxolone to improve mitochondrial function in patients with FA.

Bardoxolone Methyl in Pulmonary Hypertension

CATALYST, a Study in Patients with CTD-PAH

We are studying bardoxolone methyl in CTD-PAH, which is a serious and progressive disease that leads to heart failure and death.  CTD-PAH patients are less responsive to existing vasodilator therapies than patients with the idiopathic form of PAH (I-PAH) and have a worse prognosis, with a five-year survival rate of approximately 44% compared to 68% for I-PAH patients.  Currently approved therapies, all systemic vasodilators, are used to treat all etiologies of PAH.  By a meta-analysis of 11 registrational trials comprised of more than 2,700 patients, the currently approved therapies were shown to be less beneficial for CTD-PAH patients compared to I-PAH patients as measured by 6-minute walk distance (6MWD) responses in CTD-PAH patients of 9.6 meters, or approximately one-third, compared to the responses in I-PAH patients of 30 meters.  Bardoxolone methyl is an Nrf2 activator, not a systemic vasodilator, and directly targets the bioenergetic and inflammatory components of PAH.  Additionally, because bardoxolone methyl does not have systemic hemodynamic effects or cause drug-drug interactions in PAH patients, it may be used in combination with other therapies to a greater incremental effect than an additional vasodilator.

Initial results from our Phase 2 LARIAT trial in PAH patients showed that bardoxolone methyl provided the greatest improvement in 6MWD to CTD-PAH patients.  CTD-PAH patients treated with bardoxolone methyl demonstrated a statistically significant, mean increase in 6MWD compared to baseline of 38.2 meters (p<0.001) and a placebo-corrected change in 6MWD of 28.4 meters (p=0.07).  Further analysis of data from CTD-PAH patients who would be eligible for inclusion in our Phase 3 trial, CATALYST, demonstrated a statistically significant, mean increase in 6MWD compared to baseline of 42.7 m (p<0.001) and a placebo-corrected change in 6MWD of 48.5 meters (p=0.005).

We are currently enrolling CATALYST, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial that studies the safety and efficacy of bardoxolone methyl in patients with CTD-PAH when added to standard-of-care therapy.  The trial was initially set to enroll between 130 and 200 patients, with the final sample size determined by a prospectively-defined, pooled and blinded sample size recalculation occurring after the enrollment of at least 100 patients. The recalculation was completed and indicates that CATALYST will enroll a total of 200 patients.  We currently expect to have top-line data from the CATALYST trial in the first half of 2020.  Data from CATALYST demonstrating an improvement in 6MWD versus placebo may support an NDA submission for approval of bardoxolone methyl for the treatment of CTD-PAH.  No safety concerns have been reported by the DSMB that oversees the trial and reviews all data.

Additionally, similar large and clinically meaningful treatment effects have been observed in patients with other forms of pulmonary hypertension (PH).  For example, in our Phase 2 LARIAT trial, we observed statistically significant increases in 6MWD, not only in patients with CTD-PAH and I-PAH, but also in patients with PH due to interstitial lung disease (PH-ILD), specifically, PH-ILD caused by sarcoidosis and idiopathic pulmonary fibrosis.

Other Programs

RTA 901 is the lead product candidate from our Hsp90 modulator program, which includes highly potent and selective C-terminal modulators of Hsp90.  We have observed favorable activity of RTA 901 in a range of preclinical models of neurodegeneration and neuroprotection, including models of diabetic neuropathy, neural inflammation, and neuropathic pain.  RTA 901, administered orally once-daily, has been observed to rescue existing nerve function, restore thermal and mechanical sensitivity, and improve nerve conductance velocity and mitochondrial function in rodent disease models.  We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 901 in healthy adult volunteers.  No safety or tolerability concerns were reported.  We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

RTA 1701 is the lead product candidate from our proprietary series of RORγt inhibitors for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  RTA 1701 is an orally-bioavailable, RORγt-selective inhibitor that suppresses Th17 differentiation in vitro and demonstrates strong efficacy in rodent disease models of autoimmune disease.  RTA 1701 also potently suppresses production of IL-17A, a clinically important cytokine, in human immune cells and when dosed orally to non-human primates.  We anticipate initiating a Phase1 trial with RTA 1701 in 2018, with initial results expected in the first half of 2019.  We retain all rights to our RORγt inhibitors, which are not subject to any existing commercial collaborations.

Financial Operations Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KHK, from sales of our securities, and from secured loans.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KHK and reimbursements of expenses under the terms of our agreement with KHK.  Prior to the three months ended March 31, 2018, we had incurred losses in each year since our inception, other than in 2014.  For the three months ended March 31, 2018, we have recorded net income of $4.1 million, basic net income per share of $0.16, and diluted net income per share of $0.15, which were primarily due to revenue of $25.1 million related to a milestone payment we expect to receive in 2018 that was partially recognized in accordance with Topic 606.  As of March 31, 2018, we had approximately $105.9 million of cash and cash equivalents and an accumulated deficit of $335.7 million.  We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite the potential to receive future payments from our collaborators, we anticipate that, without taking into account deferred revenue, we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, and seek regulatory approval for, our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

Revenue

Beginning January 1, 2018, we have followed the provisions of Topic 606.  Our revenue to date has been generated primarily from licensing fees received under our collaborative license agreements and reimbursements for expenses.  We currently have no approved products and have not generated any revenue from the sale of products to date.  In the future, we may generate revenue from product sales, royalties on product sales, reimbursements for collaboration services under our current collaboration agreements, or license fees, milestones, or other upfront payments if we enter into any new collaborations or license agreements.  We expect that our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such payments and sales.

Our license and milestone revenue has been generated primarily from our license agreement with KHK, our license agreement with AbbVie, and our collaboration agreement with AbbVie and consists of upfront payments and milestone payments.  License revenue recorded with respect to the KHK license agreement, the AbbVie license agreement, and the AbbVie collaboration agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, license revenue associated with upfront, non-refundable license payments received under the license and collaboration agreements with AbbVie and KHK are deferred and recognized ratably over the expected term of the performance obligations under the agreements, which extend through 2017, 2021, and 2026 for the AbbVie license agreement, the KHK license agreement, and the AbbVie collaboration agreement, respectively.  As of November 2017, the deferred revenue related to the AbbVie license agreement has been fully recognized, which resulted in a decrease in license revenue recognized in 2018.

During the three months ended March 31, 2018, we adopted Topic 606 and recorded an adjustment of $2.6 million to increase accumulated deficit and increase deferred revenue.  The related impact to collaboration revenues, net income and basic and diluted net loss per share for the three months ended March 31, 2018 is not significant.  During the three months ended March 31, 2018, we determined that a future regulatory milestone of $30 million is probable of being achieved in 2018 and recorded increases of $25.1 million in collaboration revenue and in a contract asset, which is recorded as amounts earned or due from collaboration arrangements, on the consolidated balance sheet.  This increase in revenue resulted in increases of $25.1 million in net income and $0.96 in basic net income per share for the three months ended March 31, 2018.  We would also recognize approximately $3.6 million in related license fees and other expenses related to this future milestone payment when it is received.

We also have other license revenue, which consists of milestone payments from a disease advocacy organization in 2017, and other revenue, which consists of reimbursements from KHK for expenses incurred to obtain drug supplies.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through March 31, 2018, we have incurred a total of $570.9 million in research and development expense, the majority of which relates to the development of bardoxolone methyl and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations (CROs) that conduct and manage clinical trials on our behalf.  The financial terms of these agreements vary from contract to contract and may result in uneven payment flows.  Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.  In accruing costs, we estimate the time period over which services will be performed and the level of effort to be expended in each period.  If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period.  However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Currently, AbbVie is not participating in the development of bardoxolone methyl for the treatment of CKD caused by Alport syndrome, PH, or other rare kidney diseases, and we are therefore incurring all costs for this program.  AbbVie has the right to opt-in to these programs at any time during development.  Upon opting-in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right.  All development costs incurred after AbbVie’s opt-in would be split equally.

In September 2016, we and AbbVie mutually agreed that we would continue unilateral development of omaveloxolone.  Therefore, AbbVie no longer co-funds the exploratory development costs of this program, but retains the right to opt back in at certain points in development.  Depending upon what point, if any, AbbVie opts back into development, AbbVie may retain its right to commercialize a product outside the United States, or we may be responsible for commercializing the product on a worldwide basis.  Upon opting back in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right, after which development costs incurred and product revenue worldwide would be split equally.  For the three months ended March 31, 2018, no payments related to shared research and development costs were received.

The following table summarizes our research and development expenses incurred during the three months ended March 31:

	2018	2017
	(unaudited)
	(in thousands)
Bardoxolone methyl	$9,790	$7,467
Omaveloxolone	$2,581	1,569
RTA 901	$384	570
Other research and development expenses	$8,652	4,997
Total research and development expenses	$21,407	$14,603

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017 (unaudited)

The following table sets forth our results of operations for the three months ended March 31:

	2018	2017	Change $	Change %
	(unaudited)
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$32,168	$12,729	$19,439	153
Other revenue	224	3	221	7,367
Total collaboration revenue	32,392	12,732	19,660	154
Expenses
Research and development	21,407	14,603	6,804	47
General and administrative	6,628	5,173	1,455	28
Depreciation and amortization	101	130	(29)	(22)
Total expenses	28,136	19,906	8,230	41
Other income (expense)
Investment income	335	81	254	314
Interest expense	(509)	(5)	(504)	(10,080)
Total other income (expense)	(174)	76	(250)	(329)
Income (loss) before taxes on income	4,082	(7,098)	11,180	158
Provision (benefit) for taxes on income	—	—	—	—
Net income (loss)	$4,082	$(7,098)	$11,180	158

Revenue

License and milestone revenue represented approximately 99% and 100% of total revenue for the three months ended March 31, 2018 and 2017, respectively.  License and milestone revenue increased by $19.4 million, or 153%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.  The increase was primarily due to revenue of $25.1 million related to a milestone payment we expect to receive in 2018 that was partially recognized in accordance with Topic 606 during the three months ended March 31, 2018, which was offset by the full recognition of deferred revenue for the AbbVie license agreement in November 2017.

Under the new guidance, we will recognize revenue over the expected term of the performance obligations under the agreements, and we currently anticipate quarterly recognition of revenue totaling approximately $7.5 million, composed of $6.6 million and $0.9 million from the AbbVie collaboration agreement and the KHK agreement, respectively.  These estimates do not include any potential adjustments that might be needed due to changes in the estimated performance obligation period or adjustments to the estimated transaction price resulting from our periodic re-evaluations of milestones.

Other revenue increased by $0.2 million, or 7,367%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to revenue recognized for reimbursements of expenses from KHK for expenses incurred.

The following table summarizes the sources of our revenue for the three months ended March 31:

	2018	2017
	(unaudited)
	(in thousands)
License and milestone
AbbVie license agreement	$—	$5,280
AbbVie collaboration agreement	6,570	6,570
KHK agreement	25,598	379
Other	—	500
Total license and milestone	32,168	12,729
Other revenue	224	3
Total collaboration revenue	$32,392	$12,732

Research and Development Expenses

Research and development expenses increased by $6.8 million, or 47%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.  The increase was primarily due to $3.3 million in expanded clinical and manufacturing activities, primarily for CATALYST, part 2 of MOXIe, the extension trial for CATALYST and LARIAT patients, and PHOENIX, $1.3 million in increased medical affairs activities, $0.7 million in preclinical and manufacturing activities in our RORγt program, $0.7 million in personnel expense to support growth in our development activities, and $0.4 million in equity compensation expense.

Research and development expenses, as a percentage of total expenses, was 76% and 73% for the three months ended March 31, 2018 and 2017, respectively.  The increase of 3% was primarily due to increased clinical and manufacturing activity related to our registrational trials.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, or 28%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.  The increase was primarily due to $0.5 million in equity compensation expense, $0.4 million in commercial research activities, and $0.2 million in personnel expense to support growth in the organization and expanded development activities.

General and administrative expenses, as a percentage of total expenses, was 24% and 26%, for the three months ended March 31, 2018 and 2017, respectively.  The decrease of 2% was primarily due to the increase in research and development expenses for clinical and manufacturing activity related to our registrational trials.

Investment Income

The increase in investment income for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due to investment and interest income earned on cash equivalents.

Interest Expense

Interest expense increased by $0.5 million, or 10,080%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.  The increase was attributable to interest charge associated with borrowings under our Loan Agreement entered in March 2017.

Provision (Benefit) for Taxes on Income

Provision (benefit) for taxes on income was immaterial for the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, and secured loans.  To date, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and received $750 million from payments under license and collaboration agreements, $169.8 million in net proceeds from our IPO and follow-on offering of our Class A common stock, and $19.7 million in net proceeds from our Loan Agreement.  As of March 31, 2018, we had available cash and cash equivalents of approximately $105.9 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the three months ended March 31 set forth below:

	2018	2017
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(24,021)	$(22,058)
Investing activities	(151)	(34)
Financing activities	329	20,036
Net change in cash and cash equivalents	$(23,843)	$(2,056)

Operating Activities

Net cash used in operating activities was $24.0 million for the three months ended March 31, 2018, consisting primarily of a net income of $4.1 million adjusted for non-cash items including stock-based compensation expense of $2.5 million, depreciation and amortization expense of $0.1 million, and a net increase in operating assets and liabilities of $30.7 million.  The significant items in the change in operating assets and liabilities include an increase in amounts earned or due from collaboration arrangements, prepaid expenses, other current assets, and other assets of $25.2 million primarily due to a contract asset related to a milestone payment we expect to receive in 2018 that was partially recognized in accordance with Topic 606, a decrease in accounts payable of $1.1 million due to timing of vendor payments, an increase in accrued direct research and other current liabilities of $2.6 million due clinical trial activities, and a decrease in deferred revenue of $7.1 million.  The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, which resulted in recognition of $7.1 million of license and milestone revenue.

Net cash used in operating activities was $22.1 million for the three months ended March 31, 2017, consisting primarily of a net loss of $7.1 million adjusted for non-cash items including stock-based compensation expense of $1.6 million, depreciation expense of $0.1 million, and a net decrease in operating assets and liabilities of $16.7 million.  The significant items in the change in operating assets and liabilities include an increase of amounts earned or due from collaboration arrangements, prepaid expenses and other current assets of $1.3 million due to clinical trial prepayments and reimbursements due from KHK, a decrease in account payable of $3.3 million due to timing of vendor payments, and a decrease in deferred revenue of $12.2 million.  The decrease in deferred revenue relates to the timing of upfront payments and ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, resulting in recognition of $12.2 million of license and milestone revenue.

Investing Activities

Net cash used in investing activities consisted of purchases and sales of property and equipment.  Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was not significant.

Financing Activities

Net cash provided by financing activities was $0.3 million, primarily due to option exercises for the three months ended March 31, 2018.

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

On July 10, 2017, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on July 14, 2017, on which we registered for sale up to $250 million of any combination of our common stock, preferred stock, warrants, rights, purchase contracts, and/or units from time to time and at prices and on terms that we may determine.  After the closing of our follow-on underwritten public offering on August 1, 2017, approximately $134.1 million of securities remains available for issuance under this shelf registration.  This shelf registration statement will remain in effect for up to three years from the date it was declared effective.

On November 3, 2017, we amended the Loan Agreement to increase the Term B Loan amount to either $20 million or $25 million.  We may, at our sole discretion, borrow $20 million under the Term B Loan.  An additional $5 million will be available under the Term B Loan, for a total of $25 million, upon the achievement of one of two milestones.  If we borrow under the Term B Loan, we expect to incur additional related interest expense.

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

Our longer term liquidity requirements will require us to raise additional capital, such as through additional equity financings, debt financings, collaborations, or license agreements.  Our future capital requirements will depend on many factors, including the receipt of milestones under our current collaboration agreements and the timing of our expenditures related to clinical trials.  We expect to have one year top-line results from the Phase 3 portion of CARDINAL and top-line data from the MOXIe trial in the second half of 2019 and top-line data from the CATALYST trial in the first half of 2020.  Assuming we meet these current timing expectations from our lead programs, we believe our existing cash and cash equivalents, in combination with anticipated borrowing of $20 million under the Term B Loan and receipt of a milestone payment from KHK of $30 million during 2018, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through top line data from the registrational CARDINAL and MOXIe trials in the second half of 2019.  However, we anticipate opportunistically raising additional capital before that time through equity offerings, collaboration or license agreements, or additional debt in order to maintain adequate capital reserves.  In addition, we may choose to raise additional capital at any time for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.  Decisions about the timing or nature of any financing will be based on, among other things, our perception of our liquidity and of the market opportunity to raise equity or debt.  Additional securities may include common stock, preferred stock, or debt securities.  We are exploring strategic collaborations or license arrangements for certain of our earlier stage assets, including RTA 901 and RTA 1701.  No agreement has been reached between us and any potential collaborator or licensee.  There can be no assurance that any agreement will be reached, and we may determine to cease exploring a potential transaction for any or all of the assets at any time.  If an agreement is reached, there can be no assurance that any such transaction would provide us with a material amount of additional capital resources.

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings, commercial loans, and collaboration or license transactions.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates.  If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock.  If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt could be secured by some or all of our assets.  Any of these events could significantly harm our business, financial condition, and prospects.  For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results, and cost of our clinical trials, preclinical testing, and other activities related to the development of our product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the costs of development efforts for our product candidates that are not subject to reimbursement from our collaborators;

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

Contractual Obligations and Commitments

As of March 31, 2018, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in our Annual Report on Form 10-K for year ended December 31, 2017, other than the following:

As of March 31, 2018, our contractual obligations were as follows:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(unaudited)
	(in thousands)
Operating lease obligations	$566	$1,064	$—	$1,630
Outstanding secured term loan	2,439	11,707	$5,854	$20,000
Total contractual obligations	$3,005	$12,771	$5,854	$21,630

Clinical Trials

As of March 31, 2018, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

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

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, "Critical Accounting Policies and Significant Judgments and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2017.  During the quarter ended March 31, 2018, we adopted Topic 606. As a result of this adoption, we updated our Revenue Recognition policies. There have been no other changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $105.9 million at March 31, 2018, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We also have interest rate exposure as a result of our Term A Loan.  As of March 31, 2018, the outstanding principal amount of our Term A Loan was $20.0 million.  Our Term A Loan bears interest at a floating per annum rate calculated as 7.40% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 0.75%, with a minimum rate of 8.15% and a maximum rate of 10.15%.  Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term A Loan.  An increase of 100 basis points in interest rates would increase expense by approximately $0.2 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our businesses, financial condition, or future results.  Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.  There has been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: May 8, 2018	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Jason D. Wilson
Name:	Jason D. Wilson
Title:	Chief Financial Officer