Form 10-Q
period 2018-06-30
REATA PHARMACEUTICALS INC
filed 2018-08-08
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the registrant had 23,733,517 shares of Class A common stock, $0.001 par value per share, and 5,943,100 shares of Class B common stock, $0.001 par value per share, outstanding.

i

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  All statements, other than statements of historical or present facts, including statements regarding our future financial condition, future revenues, projected costs, prospects, business strategy, and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “might,” “estimate,” “continue,”  “anticipate,” “intend,” “target,” “project,” “model,” “should,” “would,” “plan,” “expect,” “predict,” “could,” “seek,” “goals,” “potential,”  and similar terms or expressions that concern our expectations, strategy, plans, or intentions.  These forward-looking statements include, but are not limited to, statements about:

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

•	the success of competing therapies that are or may become available;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our ability to maintain and establish collaborators with development, regulatory, and commercialization expertise;
•	our ability to attract and retain key scientific or management personnel;
•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act);
•	our expectations related to the use of our available cash;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress, and results of future preclinical studies and clinical trials, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	the impact of governmental laws and regulations and regulatory developments in the United States and foreign countries;
•	developments and projections relating to our competitors and our industry; and
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$138,676	$129,780
Receivables from collaboration arrangements	30,452	1,014
Prepaid expenses and other current assets	3,284	2,315
Total current assets	172,412	133,109
Property and equipment, net	810	718
Other assets	1,497	1,510
Total assets	$174,719	$135,337
Liabilities and stockholders’ deficit
Accounts payable	$2,113	$2,067
Accrued direct research liabilities	15,334	12,627
Other current liabilities	8,130	3,511
Current portion of term loan	—	1,229
Current portion of deferred revenue	30,157	28,183
Total current liabilities	55,734	47,617
Other long-term liabilities	1,039	53
Term loan, net of current portion and debt issuance costs	78,591	18,385
Deferred revenue, net of current portion	207,229	216,255
Total noncurrent liabilities	286,859	234,693
Commitments and contingencies
Stockholders’ deficit:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 20,244,675 and 19,975,340 shares at June 30, 2018 and December 31, 2017	20	20
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 5,961,183 and 6,166,166 shares at June 30, 2018 and December 31, 2017	6	7
Additional paid-in capital	196,013	190,145
Shareholder notes receivable	—	(2)
Accumulated deficit	(363,913)	(337,143)
Total stockholders’ deficit	(167,874)	(146,973)
Total liabilities and stockholders’ deficit	$174,719	$135,337

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaboration revenue
License and milestone	$7,519	$12,365	$39,686	$25,094
Other revenue	52	441	276	444
Total collaboration revenue	7,571	12,806	39,962	25,538
Expenses
Research and development	23,429	17,901	44,835	32,504
General and administrative	10,689	5,990	17,317	11,163
Depreciation and amortization	105	109	206	239
Total expenses	34,223	24,000	62,358	43,906
Other income (expense)
Investment income	357	73	693	154
Interest expense	(903)	(468)	(1,413)	(473)
Loss on extinguishment of debt	(1,007)	—	(1,007)	—
Total other income (expense)	(1,553)	(395)	(1,727)	(319)
Loss before taxes on income	(28,205)	(11,589)	(24,123)	(18,687)
Provision for taxes on income	6	2	6	2
Net loss	$(28,211)	$(11,591)	$(24,129)	$(18,689)
Net loss per share—basic and diluted	$(1.08)	$(0.52)	$(0.92)	$(0.84)
Weighted-average number of common shares used in net loss per share basic and diluted	26,178,793	22,365,663	26,167,033	22,358,092

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net loss	$(24,129)	$(18,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206	239
Amortization of debt issuance costs	210	43
Stock-based compensation expense	5,037	3,185
Loss on extinguishment of debt	1,007	—
Changes in operating assets and liabilities:
Receivables from collaboration arrangements	(29,438)	(444)
Prepaid expenses and other current assets	(969)	(718)
Other assets	13	(769)
Accounts payable	46	(1,214)
Accrued direct research and other current and long-term liabilities	8,275	3,468
Deferred revenue	(9,686)	(24,593)
Net cash used in operating activities	(49,428)	(39,492)
Investing activities
Purchases of property and equipment	(268)	(57)
Net cash used in investing activities	(268)	(57)
Financing activities
Proceeds from long-term debt	60,000	20,000
Payments on deferred issuance costs	(2,240)	(251)
Exercise of options	832	244
Net cash provided by financing activities	58,592	19,993
Net increase (decrease) in cash and cash equivalents	8,896	(19,556)
Cash and cash equivalents at beginning of year	129,780	84,732
Cash and cash equivalents at end of period	$138,676	$65,176
Supplemental disclosures
Cash paid for interest	$1,354	$365
Purchases of equipment in accounts payable and other current liabilities	$41	$54

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

Reata Pharmaceuticals, Inc. (the Company) is a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing therapeutics to address serious and life-threatening diseases with few or no approved therapies by targeting molecular pathways that regulate cellular metabolism and inflammation.  The Company is currently conducting three registrational trials with its lead product candidates, bardoxolone methyl and omaveloxolone, which activate the transcription factor Nrf2 to restore mitochondrial function, reduce oxidative stress, and resolve inflammation.  The Company’s lead registrational programs are evaluating its product candidates for the treatment of a rare form of chronic kidney disease (CKD) caused by Alport syndrome, a rare form of degenerative neuromuscular disease called Friedreich’s ataxia (FA), and a rare and severe form of pulmonary arterial hypertension associated with connective tissue disease (CTD-PAH).  The Company has received orphan drug designation from the FDA and the European Medicines Agency (EMA) for bardoxolone methyl for the treatment of Alport syndrome and for omaveloxolone for the treatment of FA and from the FDA for bardoxolone methyl for the treatment of PAH.

In addition to its three registrational programs, the Company is developing plans to advance bardoxolone methyl into a Phase 3 trial for the treatment of autosomal dominant polycystic kidney disease (ADPKD).  The Company is also currently conducting additional clinical and preclinical programs in serious and life-threatening diseases that may provide additional opportunities for its drug candidates and plans to evaluate data from the remaining earlier stage programs to determine which indications to advance into later stage trials.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

On July 27, 2018, the Company closed a follow-on underwritten public offering of 3,450,000 shares of its Class A common stock for gross proceeds of $248,400,000.  Net proceeds to the Company from the offering are expected to be approximately $232,850,000, after deducting underwriting discounts and commissions and estimated offering expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The Company reclassified approximately $1,014,000 in prepaid expenses and other current assets to receivables from collaboration arrangement as of December 31, 2017.

The Recent Accounting Pronouncements

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605).  The FASB has subsequently issued a number of amendments to Topic 606.  The Company adopted this new standard on January 1, 2018 using the modified retrospective transition method.  As of January 1, 2018, upon adoption of Topic 606, the Company’s deferred revenue balance was $8,781,000, resulted from a cumulative adjustment of $2,634,000 to increase accumulated deficit and increase deferred revenue.  This adjustment was the remainder of the transaction price related to the $15,000,000 received milestones that were recognized under the prior milestone recognition methodology when the milestones were achieved in 2010 and 2012.  For a complete discussion of accounting for collaborative licensing agreements, see Note 3, Collaboration Agreements.

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

The Company evaluated the AbbVie collaboration agreement under Topic 606 and determined that the upfront payment constituted the transaction price.  The Company identified three performance obligations at contract inception: (1) the exclusive license rights to research, develop, and commercialize Nrf2 activators outside the United States, (2) the obligation to participate in Joint Steering Committees (JSCs), and (3) cost sharing for jointly developed indications.  The transaction price was allocated to the exclusive license rights and the obligation to participate on JSCs, which are accounted for as a single performance obligation, and is being recognized as revenue ratably through December 2026, which is the estimated minimum period that is needed to complete the deliverables under the terms of the AbbVie Collaboration Agreement.  The Company records shared development cost payments from AbbVie as reductions of research and development expense.  As the Company is currently unilaterally developing its lead Nrf2 activator omaveloxolone, no amounts were recognized during the six months ended June 30, 2018.  The adoption of Topic 606 did not result in a significant change in revenue recognition for this agreement.

As of January 1, 2018, the Company’s deferred revenue balance was $238,292,000, which represents the contract liability for the unsatisfied performance obligations as well as the variable consideration paid in advance that is being recognized ratably through December 2026.  The Company began recognizing revenue related to the up-front payment upon execution of the agreement and, accordingly, recognized approximately $6,644,000 and $13,214,000 as collaboration revenue during the three and six months ended June 30, 2018, respectively.  As of June 30, 2018, the Company has a remaining deferred revenue balance totaling approximately $225,078,000.

KHK

In December 2009, the Company entered into the KHK agreement, which granted KHK an exclusive license to develop and commercialize bardoxolone methyl in the licensed territory.  The Company received a nonrefundable, up-front license fee of $35,000,000 in 2009 and regulatory milestones totaling $15,000,000 in 2010 and 2012 and could receive additional regulatory milestones of $82,000,000 and commercial milestones of $140,000,000, as well as tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KHK in the licensed territory.

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

Upon adoption of Topic 606, the Company determined that the transaction price for this agreement at contract inception includes the upfront fee of $35,000,000 and regulatory milestones of $15,000,000 received.  In May 2018, the Company achieved its regulatory milestone of $30,000,000.  The Company believes the remaining additional regulatory milestones of $52,000,000 and commercial milestones of $140,000,000 are fully constrained as they are not within the control of the Company or KHK and did not include these remaining milestones in the transaction price.  Any consideration related to royalties will be recognized when the related sales occur.

During the six months ended June 30, 2018, the Company added the regulatory milestone of $30,000,000 as variable consideration to the transaction price.  For the six months ended June 30, 2018, the Company recorded $30,000,000 in receivables from collaboration arrangements on the balance sheet and $25,384,000 in collaboration revenue, including a cumulative catch-up for the portion of this milestone that was satisfied in prior periods.  The remainder of $4,616,000 was recorded in deferred revenue on the balance sheet and will be recognized over the remaining performance obligation period.  The Company recognized approximately $875,000 and $26,472,000 as collaboration revenue during the three and six months ended June 30, 2018, respectively.  The Company also recognized related license fees and other expenses of approximately $3,600,000 related to achievement of this milestone.

Due to the adoption of Topic 606, for the three and six months ended June 30, 2018, collaboration revenue was decreased and net loss was increased by $29,508,000 and $4,298,000, respectively.  Additionally, the adoption resulted in an increase in basic and diluted net loss per share of $1.13 and $0.16, for the three and six months ended June 30, 2018, respectively.

As of June 30, 2018, the Company’s deferred revenue balance was $12,308,000, which represents the contract liability for the unsatisfied performance obligations as well as the variable consideration paid in advance and achieved that is being recognized ratably through the remaining performance obligation period.

4. Term Loan

On June 14, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the Restated Agreement) with Oxford Finance LLC, as the collateral agent and a lender (Oxford), and Silicon Valley Bank (SVB), as a lender (collectively, the Lenders), which amended and restated the Loan and Security Agreement entered into among Reata and the Lenders on March 31, 2017, as amended on November 3, 2017 (the Loan Agreement).

Under the Restated Agreement, the Term A Loan was increased from $20,000,000 to $80,000,000 and the Term B Loan availability was increased to $45,000,000, upon the achievement of one of two milestones by the earlier of 30 days after the achievement of a milestone or December 31, 2019.  If the Company is entitled to draw the Term B Loan, but does not draw the Term B Loan by December 31, 2019, the Company is obligated to pay non-utilization fee of $450,000.  On June 14, 2018, the Company borrowed the additional $60,000,000 under the Term A Loan and recorded a loss on extinguishment as a result of the debt modification of $1,007,000, which consisted primarily of lender fees and unamortized debt issuance costs.

All outstanding Term Loans will mature on June 1, 2023.  Under the Term A Loan, the Company will make interest-only payments for 24 months through June 1, 2020; however, if the Company draws the Term B Loan, the Company will make interest-only payments for 36 months through June 1, 2021.  The interest-only payment period will be followed by 36 equal monthly payments, or 24 equal monthly payments if the Company draws the Term B Loan, of principal and interest payments. The Term Loans will bear interest at a floating per annum rate calculated as 7.79% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or 1.91%, with a minimum rate of 9.7% and maximum rate of 12.29%.

The Company has the option to prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (a) the aggregate amount of interest that the Company would have paid through the maturity date if prepayment is made on or before the first anniversary of the applicable funding date of the Term Loan, (b) 4.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the first anniversary of the applicable funding date of the Term Loan, (c) 3.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made by the after second anniversary of the applicable funding date of the Term Loan, or (d) 1.5% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the third anniversary of the applicable funding date of the Term Loan.  The Company will also be required to make a final exit fee payment of 6.5% of the principal balance of the Term A Loan and 4.0% of the Term B Loan, payable on the earliest of the prepayment of the Term Loans, acceleration of any Term Loan, or at maturity of the Term Loans.

The Company may use the proceeds from the Term Loans for working capital and to fund its general business requirements.  The Company’s obligations under the Restated Agreement are secured by substantially all of its current and future assets, including its owned intellectual property.

As of June 30, 2018, the Company had $80,000,000 outstanding under the Term A Loan, which was recorded at its initial carrying value of $80,000,000, less debt issuance costs totaling approximately $1,521,000.  In connection with the Term A Loan, the debt issuance costs were recorded as a reduction to debt on its balance sheet and are being accreted to interest expense over the life of the Term A Loan.  Additionally, the final exit fee of approximately $5,200,000 is being accrued over the life of the Term A Loan through interest expense.  The Term A Loan has a current effective interest rate of 10.5% before debt issuance costs and final exit fee and 13.0% including debt issuance costs and final exit fee.  The Company is in compliance with all covenants under the Loan Agreement as of June 30, 2018.

The future principal payments for the Company’s Term A Loan as of June 30, 2018 are as follows (in thousands):

2018	$—
2019	—
2020	15,555
2021	26,667
2022	26,667
2023	11,111
$80,000

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

The Company’s effective tax rate varies with the statutory rate due primarily to the impact of nondeductible stock-based compensation and the changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  The Company’s deferred tax assets have been fully offset by a valuation allowance at June 30, 2018, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

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

The Internal Revenue Service (IRS) examination team has completed its examination of the Company’s 2013, 2014, and 2015 U.S. tax returns and proposed adjustments with respect to certain items that were reported by the Company for the 2013 tax year.  In June 2018, the Company received the Revenue Agent Report from the IRS.  The Company believes that it has accurately reported all amounts in its tax returns and plans to submit an administrative protest with the IRS contesting the examination team’s proposed adjustments.  The Company intends to vigorously defend its reported positions and believes the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on its consolidated financial statements.

6. Stock-Based Compensation

Stock Options

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$974	$572	$1,935	$1,142
General and administrative	1,578	1,010	3,102	2,043
	$2,552	$1,582	$5,037	$3,185

The following table summarizes stock option activity as of June 30, 2018, and changes during the six months ended June 30, 2018, under the 2007 Long Term Incentive Plan (the 2007 LTIP) and standalone option agreements:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2018	3,251,696	19.83
Granted	169,529	32.80
Exercised	(64,352)	12.80
Forfeited	(16,998)	23.78
Expired	(2,366)	30.61
Outstanding at June 30, 2018	3,337,509	20.60
Exercisable at June 30, 2018	1,246,622	18.00

The total intrinsic value of all outstanding options and exercisable options at June 30, 2018 was $48,627,000 and $21,564,000, respectively.

7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Net loss (in thousands)	$(28,211)	$(11,591)	$(24,129)	$(18,689)
Denominator
Weighted-average number of common shares used in net loss per share – basic	26,178,793	22,365,663	26,167,033	22,358,092
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	26,178,793	22,365,663	26,167,033	22,358,092
Net loss per share – basic	$(1.08)	$(0.52)	$(0.92)	$(0.84)
Net loss per share – diluted	$(1.08)	$(0.52)	$(0.92)	$(0.84)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 3,337,509 and 2,395,492 shares for the six months ended June 30, 2018 and 2017, respectively.

8. Subsequent Events

On July 27, 2018, the Company closed a follow-on underwritten public offering of 3,450,000 shares of its Class A common stock, which is further discussed in Note 1.

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

Overview

We are a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing therapeutics with profound biological and clinical activity to address serious and life-threatening diseases with few or no approved therapies by targeting molecular pathways that regulate cellular metabolism and inflammation.  We are currently conducting three registrational trials with our lead product candidates, bardoxolone methyl and omaveloxolone, which activate the transcription factor Nrf2 to restore mitochondrial function, reduce oxidative stress, and resolve inflammation.  Our lead registrational programs are evaluating our product candidates for the treatment of three rare diseases: CKD caused by Alport syndrome, FA, and CTD-PAH.  We have received orphan drug designation from the FDA and the EMA for bardoxolone methyl for the treatment of Alport syndrome and for omaveloxolone for the treatment of FA and from the FDA for bardoxolone methyl for the treatment of PAH.

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

o

In BEAM and BEACON, bardoxolone methyl treatment for one year showed statistically significant, mean increases in retained eGFR, which is the eGFR change after a four-week withdrawal of drug, that potentially indicates disease modifying benefits.

o

In the Phase 2 portion of CARDINAL, our Phase 2/3 trial in patients with CKD caused by Alport syndrome, bardoxolone methyl treatment produced a statistically significant, mean increase from baseline in eGFR of 10.4 mL/min/1.73 m2 (p<0.0001) after 48 weeks of treatment, and a statistically significant, mean increase from baseline in retained eGFR at Week 52 of 4.1 mL/min/1.73 m2 (p<0.05).

We are developing bardoxolone methyl for the treatment of patients with CKD caused by Alport syndrome and four additional rare forms of CKD.  In addition, Kyowa Hakko Kirin Co., Ltd. (KHK), one of our strategic collaborators, is continuing development of bardoxolone methyl in diabetic kidney disease and began enrolling its pivotal trial in Japan in May 2018.

CARDINAL, a Study in Patients with CKD Caused by Alport Syndrome

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

In July 2018, we announced positive interim safety and efficacy data for the ongoing open-label Phase 2 portion of CARDINAL.  The Phase 2 portion of the trial enrolled 30 patients, and 25 patients were available for analysis through one year.  No patients discontinued due to drug-related adverse events.  Data demonstrate that bardoxolone methyl significantly improved kidney function in Alport syndrome patients as measured by eGFR.  In the Phase 2 portion of CARDINAL, we achieved the following:

•

A statistically significant, mean increase from baseline in eGFR at Week 48 of 10.4 mL/min/1.73 m2 (p<0.0001) in 25 patients was observed, which positively correlates with the previously-announced Week 12 eGFR increase from baseline of 13.4 mL/min/1.73 m2 (p<0.000000001) in 30 patients.

o

Historical data were available for 22 of the 25 CARDINAL Phase 2 patients.  These patients’ eGFR declined an average of 4.2 mL/min/1.73 m2 per year in the three-year period prior to enrolling in the trial.

o

This magnitude of improvement in eGFR is unprecedented in Alport syndrome patients and represents restoration of over two years of average decline in kidney function in Alport syndrome patients in this trial.

•	A statistically significant, mean increase from baseline in retained eGFR at Week 52 of 4.1 mL/min/1.73 m2 (p<0.05) in 25 patients was observed.
o

Bardoxolone methyl and any active metabolites are eliminated from the body within approximately 10 days after withdrawal, so we believe this retained eGFR benefit is a measure of the effect of long-term treatment on the structure of the kidney and its disease-modifying potential.

o	To our knowledge, bardoxolone is the first therapy to produce a retained eGFR benefit that is above baseline in a long-term CKD trial.
o	We believe this retained eGFR benefit provides evidence that increases in eGFR observed with bardoxolone methyl therapy may prevent or delay kidney failure.
•

We utilized the Patient Global Impression of Change (PGIC) instrument, in which the patients provide self-assessments, and the Clinician Global Impression of Change (CGIC), in which clinicians provide their assessments of their patients, to assess patient quality-of-life factors after one year of treatment.  Per the PGIC, 78% of patients reported that they were clinically improved while, per the CGIC, 83% of clinicians reported that their patients were clinically improved.

•

Urinary albumin-to-creatinine ratio (UACR) is a primary method used to detect elevated urinary protein.  Persistent increased protein in the urine is a significant risk factor for kidney damage and renal disease.  Mean changes in UACR during the 48 weeks were not clinically significant.  At Week 52, the mean UACR was not clinically significant and was not significantly different from baseline.  We believe these findings further demonstrate that bardoxolone methyl does not increase eGFR through a damaging mechanism.

•	No safety concerns were reported by the data monitoring committee (DMC) that oversees the trial and reviews all data.

The Phase 3 portion of CARDINAL is an international, multi-center, randomized, double-blind, placebo-controlled trial that is studying the safety and efficacy of bardoxolone methyl in patients with CKD caused by Alport syndrome.  In the second half of 2017, we began enrolling the Phase 3 portion of CARDINAL, which will enroll approximately 150 patients randomized evenly to either bardoxolone methyl or placebo.  The FDA has provided us with guidance that an analysis of retained eGFR, demonstrating an improvement versus placebo after one year of bardoxolone methyl treatment, may support a New Drug Application (NDA) submission for accelerated approval of bardoxolone methyl for the treatment of CKD caused by Alport syndrome, and data demonstrating an improvement versus placebo in retained eGFR after two years of treatment may support full approval.  Enrollment in the Phase 3 portion of CARDINAL is proceeding as planned, and we expect to have one year top-line results available in the second half of 2019.  Based on retained eGFR benefit observed in CARDINAL Phase 2 patients at Week 52, we believe the Phase 3 portion of CARDINAL is conservatively powered.  No safety concerns have been reported by the DMC.

PHOENIX, a Study in Patients with Other Rare Forms of CKD

We began enrolling our Phase 2 PHOENIX trial in the second half of 2017 to assess whether bardoxolone methyl treatment can improve kidney function, as assessed by eGFR, in patients with four additional rare forms of CKD.  PHOENIX is an open-label, multi-center Phase 2 trial to evaluate the safety and efficacy of bardoxolone methyl in patients with ADPKD, IgA nephropathy, type 1 diabetic CKD, and focal segmental glomerulosclerosis (FSGS).  In aggregate, the prevalence of these diseases exceeds 700,000 patients in the United States, representing a meaningful market for bardoxolone methyl in rare forms of CKD.  We planned to enroll approximately 25 patients with each of these rare forms of CKD in separate cohorts that will be analyzed independently in PHOENIX.  In each cohort, we will evaluate the effect of bardoxolone methyl treatment on eGFR at 12 weeks.

In July 2018, we announced positive final results for the Phase 2 ADPKD cohort of PHOENIX.  We enrolled 31 patients in this cohort and observed a statistically significant, mean increase from baseline in eGFR of 9.3 mL/min/1.73 m2 (p<0.0001) at Week 12.  In addition:

•

Historical data were available for 29 out of 31 PHOENIX ADPKD patients and demonstrated an average historical decline of 4.8 mL/min/1.73 m2 per year in the three-year period prior to enrolling in the trial.  The Week 12 increase in eGFR represents restoration of approximately two years of average decline in kidney function in PHOENIX ADPKD patients.

•

PHOENIX ADPKD patients had normal to near-normal levels of UACR at baseline with no significant change during treatment, which we believe demonstrates that bardoxolone methyl does not increase eGFR through a damaging mechanism.

•

We utilized the PGIC and the CGIC to assess patient quality-of-life factors after 12 weeks of treatment.  Per the PGIC, 77% of patients reported that they were clinically improved while, per the CGIC, 77% of clinicians reported that their patients were clinically improved.

•	Data suggest that the long-term eGFR improvements and retained eGFR benefits observed in trials in other forms of CKD may translate to ADPKD patients.
•	This increase in eGFR supports our belief that bardoxolone methyl’s anti-inflammatory activity targets a common pathway of kidney function loss relevant to many forms of CKD.
•	No treatment-related serious adverse events (SAEs) were reported.

We are developing plans to advance bardoxolone methyl into a Phase 3 trial for the treatment of ADPKD.

We have completed enrollment in the IgA nephropathy and type 1 diabetic CKD cohorts, and we expect to have full primary endpoint data from these cohorts available during the third quarter of 2018.  Full primary endpoint data from the FSGS cohort are expected to be available in the first half of 2019.

Omaveloxolone in FA

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder, which can begin as early as age five but more commonly begins by approximately ages 13 to 15.  Patients with FA typically become dependent on wheelchairs 10 to 15 years after disease onset, with a median age of death in the mid-30s.  Patients with FA experience an average annual worsening, or increase, in modified Friedreich’s Ataxia Rating Scale (mFARS) scores of one to two points.  There are no currently approved therapies for the treatment of FA anywhere in the world.

MOXIe, a Study in Patients with FA

Our Phase 2 trial, called MOXIe, is a two-part, international, multi-center, randomized, double-blind, placebo-controlled registrational trial that studies the safety and efficacy of omaveloxolone in patients with FA.  In part 1 of MOXIe, at the optimal dose level of omaveloxolone, we achieved the following:

•

A statistically significant improvement, or decrease, in mFARS scores of 3.8 points (p=0.0001) versus baseline was observed.  This improvement represents approximately two years of average decline in MOXIe patient mFARS scores.

•	A placebo-corrected decrease in mFARS scores of 2.3 points (p=0.06) was observed. This improvement represents at least one year of average decline in MOXIe patient mFARS scores.
•	No safety concerns were noted by the data safety monitoring board (DSMB) that oversees the trial and reviews all data.

In the second half of 2017, we began enrolling the registrational part 2 of MOXIe, which will enroll approximately 100 patients randomized evenly to either 150 mg of omaveloxolone or placebo.  The FDA has provided us with guidance that an analysis of mFARS scores demonstrating an improvement versus placebo after 48 weeks of omaveloxolone treatment may support an NDA submission for accelerated or full approval of omaveloxolone for the treatment of FA.  Based on the findings from part 1, the pivotal part 2 of MOXIe was designed to optimize the likelihood of a clinically meaningful and statistically-significant outcome that could support approval by the FDA.  The sample size is larger, with 50 patients on placebo and 50 patients on omaveloxolone versus 17 on placebo and 12 on 160 mg of omaveloxolone in part 1.  Additionally, the duration of the trial is 48 weeks, versus 12 weeks in part 1, potentially allowing more time for omaveloxolone to achieve its maximal effect, and for any placebo effect to normalize.  Finally, the proportion of patients with a foot deformity called pes cavus, in whom greater variability in mFARS was observed in part 1, will be capped at 20% versus the 66% enrolled in the 160 mg cohort of part 1.  Enrollment in part 2 of MOXIe is proceeding as planned, and we expect to have top-line data from MOXIe available in the second half of 2019.  No safety concerns have been reported by the DSMB.

Bardoxolone Methyl in Pulmonary Hypertension

CATALYST, a Study in Patients with CTD-PAH

We are studying bardoxolone methyl in CTD-PAH, which is a serious and progressive disease that leads to heart failure and death.  CTD-PAH patients are less responsive to existing vasodilator therapies than patients with the idiopathic form of PAH (I-PAH) and have a worse prognosis, with a five-year survival rate of approximately 44% compared to 68% for I-PAH patients.  Currently approved therapies, all systemic vasodilators, are used to treat all etiologies of PAH.  By a meta-analysis of 11 registrational trials comprised of more than 2,700 patients, the currently approved therapies were shown to be less beneficial for CTD-PAH patients compared to I-PAH patients as measured by 6-minute walk distance (6MWD) responses in CTD-PAH patients of 9.6 meters, or approximately one-

third, compared to the responses in I-PAH patients of 30 meters.  Bardoxolone methyl is an Nrf2 activator, not a systemic vasodilator, and directly targets the bioenergetic and inflammatory components of PAH.  Additionally, because bardoxolone methyl does not have systemic hemodynamic effects or cause drug-drug interactions in PAH patients, it may be used in combination with other therapies to a greater incremental effect than an additional vasodilator.

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

We are currently enrolling CATALYST, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial that studies the safety and efficacy of bardoxolone methyl in patients with CTD-PAH when added to standard-of-care therapy.  The trial will enroll a total of approximately 200 patients, and we expect to have top-line data from the CATALYST trial in the first half of 2020.  Data from CATALYST demonstrating an improvement in 6MWD versus placebo may support an NDA submission for approval of bardoxolone methyl for the treatment of CTD-PAH.  No safety concerns have been reported by the DSMB that oversees the trial and reviews all data.

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

RTA 1701 is the lead product candidate from our proprietary series of RORγt inhibitors for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  RTA 1701 is an orally-bioavailable, RORγt-selective allosteric inhibitor that suppresses Th17 differentiation in vitro and demonstrates strong efficacy in rodent disease models of autoimmune disease.  RTA 1701 also potently suppresses production of IL-17A, a clinically important cytokine, in human immune cells and when dosed orally to non-human primates.  We are currently conducting a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 1701 in healthy adult volunteers, with initial results expected in the first half of 2019.  We retain all rights to our RORγt inhibitors, which are not subject to any existing commercial collaborations.

Financial Operations Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KHK, from sales of our securities, and from secured loans.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KHK and reimbursements of expenses under the terms of our agreement with KHK.  We have incurred losses in each year since our inception, other than in 2014.  As of June 30, 2018, we had approximately $138.7 million of cash and cash equivalents and an accumulated deficit of $363.9 million.  We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite the potential to receive future payments from our collaborators, we anticipate that, without taking into account deferred revenue, we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, and seek regulatory approval for, our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Our license and milestone revenue has been generated primarily from our license agreement with KHK, our license agreement with AbbVie, and our collaboration agreement with AbbVie and consists of upfront payments and milestone payments.  Under our revenue recognition policy, license revenue associated with upfront, non-refundable license payments received under the license and collaboration agreements with AbbVie and KHK are deferred and recognized ratably over the expected term of the performance obligations under the agreements, which extend through 2017, 2021, and 2026 for the AbbVie license agreement, the KHK license agreement, and the AbbVie collaboration agreement, respectively.  Milestones and other variable consideration are evaluated and recorded when they are no longer constrained over the expected term of the performance obligations under the agreements.  As of November 2017, the deferred revenue related to the AbbVie license agreement has been fully recognized, which resulted in a decrease in license revenue recognized in 2018.

During the six months ended June 30, 2018, we adopted Topic 606 and recorded an adjustment of $2.6 million to increase accumulated deficit and increase deferred revenue.  During the six months ended June 30, 2018, we added the regulatory milestone of $30 million as variable consideration to the transaction price.  For the six months ended June 30, 2018, we recorded $30 million in receivables from collaboration arrangements on the balance sheet and $25.4 million in collaboration revenue, including a cumulative catch-up for the portion of this milestone that was satisfied in prior periods.  The remainder of $4.6 million was recorded in deferred revenue on the balance sheet and will be recognized over the remaining performance obligation period.  Additionally, we recognized approximately $3.6 million in related license fees and other expenses related to achievement of this regulatory milestone.

Due to the adoption of Topic 606, for the three and six months ended June 30, 2018, collaboration revenue was decreased and net loss was increased by $29.5 million and $4.3 million, respectively.  Additionally, the adoption resulted in an increase in basic and diluted net loss per share of $1.13 and $0.16, for the three and six months ended June 30, 2018, respectively.

We also have other license revenue, which consists of milestone payments from a disease advocacy organization in 2017, and other revenue, which consists of reimbursements from KHK for expenses incurred to obtain drug supplies.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through June 30, 2018, we have incurred a total of $594.3 million in research and development expense, the majority of which relates to the development of bardoxolone methyl and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

In September 2016, we and AbbVie mutually agreed that we would continue unilateral development of omaveloxolone.  Therefore, AbbVie no longer co-funds the exploratory development costs of this program, but retains the right to opt back in at certain points in development.  Depending upon what point, if any, AbbVie opts back into development, AbbVie may retain its right to commercialize a product outside the United States, or we may be responsible for commercializing the product on a worldwide basis.  Upon opting back in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right, after which development costs incurred and product revenue worldwide would be split equally.  For the three and six months ended June 30, 2018, no payments related to shared research and development costs were received.

The following table summarizes our research and development expenses incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
	(in thousands)
Bardoxolone methyl	$11,266	$8,988	$21,056	$16,455
Omaveloxolone	$4,707	2,157	$7,288	3,726
RTA 901	$(117)	803	$266	1,373
RTA 1701	$542	993	$1,503	1,261
Other research and development expenses	$7,031	4,960	$14,722	9,689
Total research and development expenses	$23,429	$17,901	$44,835	$32,504

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

Loss on Extinguishment of Debt

On June 14, 2018, we entered into the Restated Agreement with the Lenders.  The debt modification was considered substantial and resulted in a loss on extinguishment of debt from the difference between the amount paid to modify the debt and the net carrying amount of the extinguished debt.

Provision for Taxes on Income

Provision for taxes on income consists of net loss, taxed at federal tax rates and adjusted for certain permanent differences.  We maintain a valuation allowance against the majority of our net deferred tax assets.  Changes in this valuation allowance also affect the tax provision.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017 (unaudited)

The following table sets forth our results of operations for the three months ended June 30:

	2018	2017	Change $	Change %
	(unaudited)
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$7,519	$12,365	$(4,846)	(39)
Other revenue	52	441	(389)	(88)
Total collaboration revenue	7,571	12,806	(5,235)	(41)
Expenses
Research and development	23,429	17,901	5,528	31
General and administrative	10,689	5,990	4,699	78
Depreciation and amortization	105	109	(4)	(4)
Total expenses	34,223	24,000	10,223	43
Other income (expense)
Investment income	357	73	284	389
Interest expense	(903)	(468)	(435)	(93)
Loss on extinguishment of debt	(1,007)	—	(1,007)	(100)
Total other income (expense)	(1,553)	(395)	(1,158)	(293)
Loss before taxes on income	(28,205)	(11,589)	(16,616)	(143)
Provision for taxes on income	6	2	4	200
Net loss	$(28,211)	$(11,591)	$(16,620)	(143)

Revenue

License and milestone revenue represented approximately 99% and 97% of total revenue for the three months ended June 30, 2018 and 2017, respectively.  License and milestone revenue decreased by $4.8 million, or 39%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.  The decrease was primarily due to full recognition of deferred revenue for the AbbVie license agreement in November 2017.

Under Topic 606, we recognize revenue over the expected term of the performance obligations under the agreements, and we currently anticipate quarterly recognition of revenue totaling approximately $7.5 million, composed of $6.6 million and $0.9 million from the AbbVie collaboration agreement and the KHK agreement, respectively.  These estimates do not include any potential adjustments that might be needed due to changes in the estimated performance obligation period or adjustments to the estimated transaction price resulting from our periodic re-evaluations of milestones.

Other revenue decreased by $0.4 million, or 88%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to revenue recognized for reimbursements of expenses from KHK for expenses incurred.

The following table summarizes the sources of our revenue for the three months ended June 30:

	2018	2017
	(unaudited)
	(in thousands)
License and milestone
AbbVie license agreement	$—	$5,338
AbbVie collaboration agreement	6,644	6,644
KHK agreement	875	383
Other	—	—
Total license and milestone	7,519	12,365
Other revenue	52	441
Total collaboration revenue	$7,571	$12,806

Research and Development Expenses

Research and development expenses increased by $5.5 million, or 31%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.  The increase was primarily due to $3.5 million in expanded clinical and manufacturing activities, primarily for CATALYST, part 2 of MOXIe, and PHOENIX, offset by decreased clinical activities for LARIAT and preclinical and manufacturing activities for RTA 901 and RTA 1701, $1.3 million in increased medical affairs activities, $0.4 million in personnel expense to support expanded development activities, and $0.4 million in compensation expense.

Research and development expenses, as a percentage of total expenses, was 68% and 75% for the three months ended June 30, 2018 and 2017, respectively.  The decrease in the ratio of research and development expenses to total expenses of 6% was primarily due to increased sublicense fees and other expenses from achievement of the KHK milestone, which increased general and administrative expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.7 million, or 78%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.  The increase was primarily due to $3.6 million in sublicense fees and other expenses from achievement of the KHK milestone, $0.6 million in compensation expense, and $0.4 million in personnel expense to support growth in the organization and expanded development activities.

General and administrative expenses, as a percentage of total expenses, was 31% and 25%, for the three months ended June 30, 2018 and 2017, respectively.  The increase in the ratio of general and administrative expenses to total expenses of 6% was primarily due to increased sublicense fees and other expenses from achievement of the KHK milestone.

Investment Income

The increase in investment income for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due to investment and interest income earned on cash equivalents.

Interest Expense

Interest expense increased by $0.4 million, or 93%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.  The increase was attributable to interest charge associated with borrowings under our Loan Agreement entered in March 2017.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased by $1.0 million, or 100%, for the three months ended June 30, 2018, compared to three months ended June 30, 2017, due to the terms of our Restated Agreement.  The loss on extinguishment as a result of the debt modification represents the difference between the amount paid to modify the debt and the net carrying amount of the extinguished debt.

Provision for Taxes on Income

Provision for taxes on income was immaterial for the three months ended June 30, 2018 and 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017 (unaudited)

The following table sets forth our results of operations for the six months ended June 30:

	2018	2017	Change $	Change %
	(unaudited)
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$39,686	$25,094	$14,592	58
Other revenue	276	444	(168)	(38)
Total collaboration revenue	39,962	25,538	14,424	56
Expenses
Research and development	44,835	32,504	12,331	38
General and administrative	17,317	11,163	6,154	55
Depreciation and amortization	206	239	(33)	(14)
Total expenses	62,358	43,906	18,452	42
Other income (expense)
Investment income	693	154	539	350
Interest expense	(1,413)	(473)	(940)	(199)
Loss on extinguishment of debt	(1,007)	—	(1,007)	(100)
Total other income (expense)	(1,727)	(319)	(1,408)	(441)
Loss before taxes on income	(24,123)	(18,687)	(5,436)	(29)
Provision for taxes on income	6	2	4	200
Net loss	$(24,129)	$(18,689)	$(5,440)	(29)

Revenue

License and milestone revenue represented approximately 99% and 98% of total revenue for the six months ended June 30, 2018 and 2017, respectively.  License and milestone revenue increased by $14.6 million, or 58%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.  The increase was primarily due to revenue of $25.4 million related to the KHK milestone payment that was partially recognized in accordance with Topic 606 during the six months ended June 30, 2018, offset by the full recognition of deferred revenue for the AbbVie license agreement in November 2017.

Other revenue decreased by $0.2 million, or 38%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to revenue recognized for reimbursements of expenses from KHK for expenses incurred.

The following table summarizes the sources of our revenue for the six months ended June 30:

	2018	2017
	(unaudited)
	(in thousands)
License and milestone
AbbVie license agreement	$—	$10,619
AbbVie collaboration agreement	13,214	13,214
KHK agreement	26,472	761
Other	—	500
Total license and milestone	39,686	25,094
Other revenue	276	444
Total collaboration revenue	$39,962	$25,538

Research and Development Expenses

Research and development expenses increased by $12.3 million, or 38%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.  The increase was primarily due to $7.7 million in expanded clinical and manufacturing activities, primarily for CATALYST, part 2 of MOXIe, CARDINAL, and PHOENIX, offset by decreased clinical activities for LARIAT and preclinical and manufacturing activities for RTA 901, $2.6 million in increased medical affairs activities, $1.1 million in personnel expense to support growth in our development activities, and $0.8 million in equity compensation expense.

Research and development expenses, as a percentage of total expenses, was 72% and 74% for the six months ended June 30, 2018 and 2017, respectively.  The decrease in the ratio of research and development expenses to total expenses of 2% was primarily due to increased sublicense fees and other expenses from achievement of the KHK milestone, which increased general and administrative expenses.

General and Administrative Expenses

General and administrative expenses increased by $6.2 million, or 55%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.  The increase was primarily due to $3.6 million sublicense fees and other expenses from achievement of the KHK milestone, $1.1 million in equity compensation expense, $0.7 million in commercial research activities, and $0.7 million in personnel expense to support growth in the organization and expanded development activities.

General and administrative expenses, as a percentage of total expenses, was 28% and 25%, for the six months ended June 30, 2018 and 2017, respectively.  The increase in the ratio of general and administrative expenses to total expenses of 3% was primarily due to increased sublicense fees and other expenses from achievement of the KHK milestone.

Investment Income

The increase in investment income for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due to investment and interest income earned on cash equivalents.

Interest Expense

Interest expense increased by $0.9 million, or 199%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.  The increase was attributable to interest charge associated with borrowings under our Loan Agreement entered in March 2017.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased by $1.0 million, or 100%, for the six months ended June 30, 2018, compared to six months ended June 30, 2017, due to the terms of our Restated Agreement.  The loss on modification of debt represents the differences between the amount paid to modify the debt and the net carrying amount of the extinguished debt.

Provision for Taxes on Income

Provision for taxes on income was immaterial for the six months ended June 30, 2018 and 2017.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, and secured loans.  Through June 30, 2018, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and received $750 million from payments under license and collaboration agreements, $169.8 million in net proceeds from our IPO and follow-on offering of our Class A common stock, and $77.3 million in net proceeds from our Restated Agreement and Loan Agreement.  As of June 30, 2018, we had available cash and cash equivalents of approximately $138.7 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On July 27, 2018, the Company closed a follow-on underwritten public offering of 3,450,000 shares of its Class A common stock for gross proceeds of $248.4 million.  Net proceeds to the Company from the offering are expected to be approximately $232.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the six months ended June 30 set forth below:

	2018	2017
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(49,428)	$(39,492)
Investing activities	(268)	(57)
Financing activities	58,592	19,993
Net change in cash and cash equivalents	$8,896	$(19,556)

Operating Activities

Net cash used in operating activities was $49.4 million for the six months ended June 30, 2018, consisting primarily of a net loss of $24.1 million adjusted for non-cash items including stock-based compensation expense of $5.0 million, depreciation and amortization expense of $0.4 million, loss on extinguishment of debt of $1.0 million and a net increase in operating assets and liabilities of $31.7 million.  The significant items in the change in operating assets and liabilities include an increase in receivables from collaboration arrangements, prepaid expenses, other current assets, and other assets of $30.4 million primarily due to receivables from collaboration arrangements related to achievement of the KHK milestone, an increase in accrued direct research and other current and long-term liabilities of $8.3 million due clinical trial activities and sublicense fees and other expenses related to the KHK milestone, and a decrease in deferred revenue of $9.7 million.  The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, which resulted in recognition of $39.7 million of license and milestone revenue.

Net cash used in operating activities was $39.5 million for the six months ended June 30, 2017, consisting primarily of net loss of $18.7 million adjusted for non-cash items including stock-based compensation expense of $3.2 million, depreciation and amortization expense of $0.3 million, and a net decrease in operating assets and liabilities of $24.3 million.  The significant items in the change in operating assets and liabilities include an increase of prepaid expenses, other current assets, and other assets of $1.9 million due to clinical trial prepayments and reimbursements due from KHK, a decrease in account payable of $1.2 million due to timing of vendor payments, an increase in accrued direct research and other current liabilities of $3.5 million due to clinical trial activities, and a decrease in deferred revenue of $24.6 million.  The decrease in deferred revenue relates to the timing of upfront payments and ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, resulting in recognition of $24.6 million of license and milestone revenue.

Investing Activities

Net cash used in investing activities consisted of purchases and sales of property and equipment.  Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was not significant.

Financing Activities

Net cash provided by financing activities was $58.6 million, primarily due to net proceeds of $57.8 million from our Restated Agreement for the six months ended June 30, 2018.

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

On June 14, 2018, we amended and restated our Loan Agreement.  Under our Restated Agreement, the Term A Loan was increased from $20 million to $80 million, of which Reata borrowed an additional $60 million on June 14, 2018, which resulted in an outstanding principal balance of $80 million under the Term A Loan at June 14, 2018.  We may, at our sole discretion, borrow additional $45 million under the Term B Loan, upon the achievement of one of two milestones.  If we borrow under the Term B Loan, we expect to incur additional related interest expense.

In November 2017, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which it may offer and sell up to $50 million of its Class A common stock from time to time in at-the-market transactions.  No shares have been sold under this program.  Effective July 23, 2018, the Company suspended and is no longer offering any shares of its Class A common stock pursuant to the prospectus supplement dated November 13, 2017, and filed with the SEC pursuant to Rule 424(b)(5) relating to the sales agreement with Stifel, Nicolaus & Company, Incorporated, dated as of November 9, 2017.

On July 27, 2018, the Company closed a follow-on underwritten public offering of 3,450,000 shares of its Class A common stock for gross proceeds of $248.4 million.  Net proceeds to the Company from the offering are expected to be approximately $232.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Our longer term liquidity requirements will require us to raise additional capital, such as through additional equity financings, debt financings, collaborations, or license agreements.  Our future capital requirements will depend on many factors, including the receipt of milestones under our current collaboration agreements and the timing of our expenditures related to clinical trials.  We believe our existing cash and cash equivalents, together with the net proceeds from our follow-on offering in July 2018 and the expected milestone payment of $30 million from KHK, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2021.  However, we anticipate opportunistically raising additional capital before that time through equity offerings, collaboration or license agreements, or additional debt in order to maintain adequate capital reserves.  In addition, we may choose to raise additional capital at any time for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.  Decisions about the timing or nature of any financing will be based on, among other things, our perception of our liquidity and of the market opportunity to raise equity or debt.  Additional securities may include common stock, preferred stock, or debt securities.  We are exploring strategic collaborations or license arrangements for certain of our earlier stage assets, including RTA 901 and RTA 1701.  No agreement has been reached between us and any potential collaborator or licensee.  There can be no assurance that any agreement will be reached, and we may determine to cease exploring a potential transaction for any or all of the assets at any time.  If an agreement is reached, there can be no assurance that any such transaction would provide us with a material amount of additional capital resources.

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

Contractual Obligations and Commitments

As of June 30, 2018, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K for year ended December 31, 2017, other than the following:

As of June 30, 2018, our contractual obligations were as follows:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(unaudited)
	(in thousands)
Operating lease obligations	$570	$907	$—	$1,477
Outstanding secured term loan	—	26,667	$53,333	$80,000
Total contractual obligations	$570	$27,574	$53,333	$81,477

Clinical Trials

As of June 30, 2018, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

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

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.  During the quarter ended March 31, 2018, we adopted Topic 606.  As a result of this adoption, we updated our Revenue Recognition policies.  There have been no other changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $138.7 million at June 30, 2018, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We also have interest rate exposure as a result of our Term A Loan.  As of June 30, 2018, the outstanding principal amount of our Term A Loan was $80.0 million.  Our Term A Loan bears interest at a floating per annum rate calculated as 7.79% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 1.91%, with a minimum rate of 9.7% and a maximum rate of 12.29%.  Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term A Loan.  An increase of 100 basis points in interest rates would increase expense by approximately $0.8 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amended and Restated Loan and Security Agreement, dated as of June 14, 2018, by and among Reata Pharmaceuticals, Inc., as borrower, Oxford Finance LLC, as the collateral agent and a lender, and Silicon Valley Bank, as a lender thereto (incorporated by reference to exhibit 10.1 to Registrants’ Current Report on Form 8-K, file No. 001-37785, filed with the Commission on June 14, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2018	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Jason D. Wilson
Name:	Jason D. Wilson
Title:	Chief Financial Officer