Form 10-Q
period 2018-09-30
REATA PHARMACEUTICALS INC
filed 2018-11-07
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of November 2, 2018, the registrant had 23,990,922 shares of Class A common stock, $0.001 par value per share, and 5,727,108 shares of Class B common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$375,185	$129,780
Prepaid expenses and other current assets	4,633	3,329
Total current assets	379,818	133,109
Property and equipment, net	795	718
Other assets	1,496	1,510
Total assets	$382,109	$135,337
Liabilities and stockholders’ deficit
Accounts payable	5,000	2,067
Accrued direct research liabilities	18,449	12,627
Other current liabilities	8,083	3,511
Current portion of term loan	—	1,229
Current portion of deferred revenue	31,335	28,183
Total current liabilities	62,867	47,617
Other long-term liabilities	531	53
Term loan, net of current portion and debt issuance costs	78,881	18,385
Deferred revenue, net of current portion	202,285	216,255
Total noncurrent liabilities	281,697	234,693
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 23,883,965 and 19,975,340 shares at September 30, 2018 and December 31, 2017	24	20
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 5,813,565 and 6,166,166 shares at September 30, 2018 and December 31, 2017	6	7
Additional paid-in capital	432,273	190,145
Shareholder notes receivable	—	(2)
Accumulated deficit	(394,758)	(337,143)
Total stockholders’ equity (deficit)	37,545	(146,973)
Total liabilities and stockholders’ equity (deficit)	$382,109	$135,337

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration revenue
License and milestone	$4,766	$12,501	$44,452	$37,594
Other revenue	409	56	685	500
Total collaboration revenue	5,175	12,557	45,137	38,094
Expenses
Research and development	27,144	18,326	71,979	50,830
General and administrative	7,486	6,151	24,802	17,312
Depreciation and amortization	105	98	311	336
Total expenses	34,735	24,575	97,092	68,478
Other income (expense)
Investment income	1,094	198	1,787	352
Interest expense	(2,360)	(484)	(3,773)	(956)
Loss on extinguishment of debt	—	—	(1,007)	—
Other expenses	—	(3)	—	(3)
Total other income (expense)	(1,266)	(289)	(2,993)	(607)
Loss before taxes on income	(30,826)	(12,307)	(54,948)	(30,991)
Provision for taxes on income	9	1	15	2
Net loss	$(30,835)	$(12,308)	$(54,963)	$(30,993)
Net loss per share—basic and diluted	$(1.07)	$(0.50)	$(2.03)	$(1.34)
Weighted-average number of common shares used in net loss per share basic and diluted	28,704,853	24,845,364	27,022,269	23,196,293

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(54,963)	$(30,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	311	336
Amortization of debt issuance costs	549	78
Stock-based compensation expense	7,783	4,730
Loss on extinguishment of debt	1,007	—
Loss on disposals of assets	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,304)	(695)
Other assets	14	(769)
Accounts payable	2,933	(1,409)
Accrued direct research and other current and long-term liabilities	10,836	7,290
Deferred revenue	(13,452)	(37,094)
Net cash used in operating activities	(46,286)	(58,523)
Investing activities
Purchases of property and equipment	(370)	(208)
Net cash used in investing activities	(370)	(208)
Financing activities
Proceeds from issuance of common stock	232,846	108,910
Payments on deferred offering costs	—	(386)
Proceeds from long-term debt	60,000	20,000
Payments on deferred issuance costs	(2,289)	(251)
Exercise of options	1,504	371
Payment of capital lease obligation	—	(45)
Net cash provided by financing activities	292,061	128,599
Net increase in cash and cash equivalents	245,405	69,868
Cash and cash equivalents at beginning of year	129,780	84,732
Cash and cash equivalents at end of period	$375,185	$154,600
Supplemental disclosures
Cash paid for interest	$2,715	$727
Purchases of equipment in accounts payable and other current liabilities	$31	$106
Accrued deferred offering costs	$22	$18

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

In addition to its three registrational programs, the Company is developing plans to advance bardoxolone methyl into a Phase 3 trial in 2019 for the treatment of autosomal dominant polycystic kidney disease (ADPKD) and to also pursue IgA nephropathy (IgAN) and type 1 diabetic CKD (T1D CKD) as commercial indications.  The Company is also currently conducting additional clinical and preclinical programs in serious and life-threatening diseases that may provide additional opportunities for its drug candidates and plans to evaluate data from the remaining earlier stage programs to determine which indications to advance into later stage trials.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

On July 27, 2018, the Company closed a follow-on underwritten public offering of 3,450,000 shares of its Class A common stock for gross proceeds of $248,400,000.  The Company received net proceeds from the offering of $232,846,000, after deducting underwriting discounts and commissions and offering expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

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

The Company has not yet completed its final evaluation of the impact of this guidance, but it believes the primary change to the financial statements will relate to the recognition of right-of-use assets and offsetting lease liabilities in the consolidated balance sheet for operating leases.  The Company will adopt ASU 2016–02 as of January 1, 2019 and will apply certain practical expedients offered in the guidance, such as those that state that the Company need not reassess whether expired or existing contracts contain leases, reevaluate the classification of expired or existing leases, or reassess initial direct costs for existing leases.

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

The Company evaluated the AbbVie collaboration agreement under Topic 606 and determined that the upfront payment constituted the transaction price.  The Company identified three performance obligations at contract inception: (1) the exclusive license rights to research, develop, and commercialize Nrf2 activators outside the United States, (2) the obligation to participate in Joint Steering Committees (JSCs), and (3) cost sharing for jointly developed indications.  The transaction price was allocated to the exclusive license rights and the obligation to participate on JSCs, which are accounted for as a single performance obligation, and is being recognized as revenue ratably through December 2026, which is the estimated minimum period that is needed to complete the deliverables under the terms of the AbbVie Collaboration Agreement.  The Company records shared development cost payments from AbbVie as reductions of research and development expense.  As the Company is currently unilaterally developing its lead Nrf2 activator omaveloxolone, no amounts were recognized during the nine months ended September 30, 2018.  The adoption of Topic 606 did not result in a significant change in revenue recognition for this agreement.

As of January 1, 2018, the Company’s deferred revenue balance was $238,292,000, which represents the contract liability for the unsatisfied performance obligations as well as the variable consideration paid in advance that is being recognized ratably through December 2026.  The Company began recognizing revenue related to the up-front payment upon execution of the agreement and, accordingly, recognized approximately $6,717,000 and $19,931,000 as collaboration revenue during the three and nine months ended September 30, 2018, respectively.  As of September 30, 2018, the Company has a remaining deferred revenue balance totaling approximately $218,361,000.

KHK

In December 2009, the Company entered into the KHK agreement, which granted KHK an exclusive license to develop and commercialize bardoxolone methyl in the licensed territory.  The Company received a nonrefundable, up-front license fee of $35,000,000 in 2009 and regulatory milestones totaling $45,000,000 in 2010, 2012, and 2018 and could receive additional regulatory milestones of $52,000,000 and commercial milestones of $140,000,000, as well as tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KHK in the licensed territory.

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

Upon adoption of Topic 606, the Company determined that the transaction price for this agreement at contract inception includes the upfront fee of $35,000,000 and regulatory milestones of $15,000,000 received prior to 2013.  In May 2018, the Company achieved its regulatory milestone of $30,000,000.  The Company believes the remaining additional regulatory milestones of $52,000,000 and commercial milestones of $140,000,000 are fully constrained as they are not within the control of the Company or KHK and did not include these remaining milestones in the transaction price.  Any consideration related to royalties will be recognized when the related sales occur.

During the nine months ended September 30, 2018, the Company included the regulatory milestone of $30,000,000 as variable consideration to the transaction price.  For the nine months ended September 30, 2018, the Company received $30,000,000 and recognized $21,881,000 in collaboration revenue, including a cumulative catch-up for the portion of this milestone that was satisfied in prior periods.  The remainder of $8,119,000 was recorded in deferred revenue on the balance sheet and will be recognized over the remaining performance obligation period.  The Company also recognized related license fees and other expenses of approximately $3,600,000 related to achievement of this milestone.  The Company recognized approximately $(2,951,000) and $23,521,000 as collaboration revenue during the three and nine months ended September 30, 2018, respectively.

Due to the adoption of Topic 606, collaboration revenue was decreased and net loss was increased by $3,337,000 and $7,626,000 for the three and nine months ended September 30, 2018, respectively.  Basic and diluted net loss per share increased by $0.12 and $0.28 for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2018, the Company’s deferred revenue balance was $15,259,000, which represents the contract liability for the unsatisfied performance obligations as well as the variable consideration paid in advance and achieved that is being recognized ratably through the remaining performance obligation period.

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

Under the Restated Agreement, the Term A Loan was increased from $20,000,000 to $80,000,000 and the Term B Loan availability was increased to $45,000,000, upon the achievement of one of two milestones by the earlier of 30 days after the achievement of a milestone or December 31, 2019.  If the Company is entitled to draw the Term B Loan, but does not draw the Term B Loan by December 31, 2019, the Company is obligated to pay a non-utilization fee of $450,000.  On June 14, 2018, the Company borrowed the additional $60,000,000 under the Term A Loan and recorded a loss on extinguishment as a result of the debt modification of $1,007,000, which consisted primarily of lender fees and unamortized debt issuance costs.

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

As of September 30, 2018, the Company had $80,000,000 outstanding under the Term A Loan, which was recorded at its initial carrying value of $80,000,000, less debt issuance costs totaling approximately $1,570,000.  In connection with the Term A Loan, the debt issuance costs were recorded as a reduction to debt on its balance sheet and are being accreted to interest expense over the life of the Term A Loan.  Additionally, the final exit fee of approximately $5,200,000 is being accrued over the life of the Term A Loan through interest expense.  The Term A Loan has a current effective interest rate of 10.8% before debt issuance costs and final exit fee and 13.4% including debt issuance costs and final exit fee.  The Company is in compliance with all covenants under the Loan Agreement as of September 30, 2018.

The future principal payments for the Company’s Term A Loan as of September 30, 2018 are as follows (in thousands):

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

The Company’s effective tax rate varies with the statutory rate due primarily to the impact of nondeductible stock-based compensation and the changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  The Company’s deferred tax assets have been fully offset by a valuation allowance at September 30, 2018, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.  In accordance with SAB 118, the Company continues to evaluate the impact of the 2017 Tax Act, which may impact its current conclusions.  Any subsequent adjustment to those amounts will be recorded to current tax expense in the fourth quarter of 2018 when the analysis is expected to be complete.

The Internal Revenue Service (IRS) examination team has completed its examination of the Company’s 2013, 2014, and 2015 U.S. tax returns and proposed adjustments with respect to certain items that were reported by the Company for the 2013 tax year.  In June 2018, the Company received the Revenue Agent Report from the IRS.  The Company believes that it has accurately reported all amounts in its tax returns and has submitted an administrative protest with the IRS contesting the examination team’s proposed adjustments.  The Company intends to vigorously defend its reported positions and believes the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on its consolidated financial statements.

6. Stock-Based Compensation

Stock Options

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$988	$587	$2,924	$1,729
General and administrative	1,757	958	4,859	3,001
	$2,745	$1,545	$7,783	$4,730

The following table summarizes stock option activity as of September 30, 2018, and changes during the nine months ended September 30, 2018, under the 2007 Long Term Incentive Plan (the 2007 LTIP) and standalone option agreements:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2018	3,251,696	19.83
Granted	212,629	35.49
Exercised	(107,524)	13.91
Forfeited	(17,173)	23.77
Expired	(2,366)	30.61
Outstanding at September 30, 2018	3,337,262	20.99
Exercisable at September 30, 2018	1,387,320	18.54

The total intrinsic value of all outstanding options and exercisable options at September 30, 2018 was $202,793,000 and $87,708,000, respectively.

7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net loss (in thousands)	$(30,835)	$(12,308)	$(54,963)	$(30,993)
Denominator
Weighted-average number of common shares used in net loss per share – basic	28,704,853	24,845,364	27,022,269	23,196,293
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	28,704,853	24,845,364	27,022,269	23,196,293
Net loss per share – basic	$(1.07)	$(0.50)	$(2.03)	$(1.34)
Net loss per share – diluted	$(1.07)	$(0.50)	$(2.03)	$(1.34)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 3,337,262 and 2,396,878 shares for the nine months ended September 30, 2018 and 2017, respectively.

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
Bardoxolone methyl

Bardoxolone Methyl in CKD Caused by Alport Syndrome and Additional Rare Forms of CKD

The clinical trial data for bardoxolone methyl demonstrate consistent, clinically meaningful improvement in kidney function across several disease states, as measured by various endpoints, including estimated glomerular filtration rate (eGFR) and GFR measured by inulin clearance.  Specifically, we have observed statistically significant increases in eGFR in all Phase 2 and Phase 3 clinical trials in six distinct patient populations treated with bardoxolone methyl, including patients with CKD caused by type 2 diabetes (T2D CKD), PAH, CKD caused by Alport syndrome, ADPKD, IgAN, and T1D CKD.  As discussed below, these data include sustained increases in eGFR up to two years in three patient populations and increases in retained eGFR, which is the eGFR change after a four-week withdrawal of drug, that was evaluated following 48 weeks of treatment in two patient populations.  We believe these data support the potential for bardoxolone methyl to delay or prevent dialysis, kidney transplant, and death in patients with Alport syndrome and other rare forms of CKD.  Further details on the clinical trials of bardoxolone methyl include the following:

•	Significant increase in directly-measured GFR using the “gold standard” inulin clearance method and reduction in the levels of blood waste products filtered by the kidney.
•	Sustained improvement in kidney function in long-term trials:
o

In two large, placebo-controlled clinical studies (BEAM and BEACON) in patients with T2D CKD, statistically significant, mean increases in eGFR of 14.9 mL/min/1.73 m2 (p<0.001) and 5.6 mL/min/1.73 m2 (p<0.001), respectively, were sustained for at least one year.

o	In a placebo-controlled clinical study (LARIAT) in patients with PAH, a statistically significant, mean increase in eGFR of 11.3 mL/min/1.73 m2 (p<0.0001) was sustained for at least two years.
o	In BEAM and BEACON, bardoxolone methyl treatment for one year showed statistically significant, mean increases in retained eGFR that potentially indicates disease modifying benefits.
o

In the Phase 2 portion of CARDINAL, our Phase 2/3 trial in patients with CKD caused by Alport syndrome, bardoxolone methyl treatment produced a statistically significant, mean increase from baseline in eGFR of 10.4 mL/min/1.73 m2 (p<0.0001) after 48 weeks of treatment, and a statistically significant, mean increase from baseline in retained eGFR at Week 52 of 4.1 mL/min/1.73 m2 (p<0.05).

•

Reduction in risk of loss of kidney function.  Post hoc analyses from BEACON using recently validated composite endpoint analyses demonstrated that increases in eGFR for the patients randomized to bardoxolone methyl translated to an approximately 50% reduction in the risk for loss of kidney function, defined as a composite renal endpoint of end-stage renal disease, eGFR < 15 mL/min/1.73 m2, or a ≥ 30% decline in eGFR (hazard ratio 0.48 [95% CI 0.36 to 0.64]; p<0.0001).

We are developing bardoxolone methyl for the treatment of patients with CKD caused by Alport syndrome and four additional rare forms of CKD.  In addition, Kyowa Hakko Kirin Co., Ltd. (KHK), one of our strategic collaborators, is currently conducting its pivotal trial of bardoxolone methyl in diabetic (type 1 and 2) kidney disease in Japan, with data expected in the first half of 2022.

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

o	This magnitude of improvement in eGFR represents recovery of over two years of average decline in kidney function in Alport syndrome patients in this trial.
•	A statistically significant, mean increase from baseline in retained eGFR at Week 52 of 4.1 mL/min/1.73 m2 (p<0.05) in 25 patients was observed.
o

Bardoxolone methyl and any active metabolites are eliminated from the body within approximately 10 days after withdrawal, so we believe this retained eGFR benefit is a measure of the effect of long-term treatment on the structure of the kidney and its disease-modifying potential.

o	To our knowledge, bardoxolone methyl is the first therapy to produce a retained eGFR benefit that is above baseline in a long-term CKD trial.
o	We believe this retained eGFR benefit provides evidence that increases in eGFR observed with bardoxolone methyl therapy may prevent or delay kidney failure.

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

The Phase 3 portion of CARDINAL is an international, multi-center, randomized, double-blind, placebo-controlled trial that is studying the safety and efficacy of bardoxolone methyl in patients with CKD caused by Alport syndrome.  We are currently conducting the Phase 3 portion of CARDINAL. The protocol allows for enrollment of approximately 150 patients randomized evenly to either bardoxolone methyl or placebo, and the trial has been fully enrolled with 157 patients.  The FDA has provided us with guidance that an analysis of retained eGFR, demonstrating an improvement versus placebo after one year of bardoxolone methyl treatment, may support a New Drug Application (NDA) submission for accelerated approval of bardoxolone methyl for the treatment of CKD caused by Alport syndrome, and data demonstrating an improvement versus placebo in retained eGFR after two years of treatment may support full approval.  We expect to have one year top-line results available in the second half of 2019.  Based on retained eGFR benefit observed in CARDINAL Phase 2 patients at Week 52, we believe the Phase 3 portion of CARDINAL is conservatively powered.  No safety concerns have been reported by the DMC.

PHOENIX, a Study in Patients with Other Rare Forms of CKD

We are currently conducting our Phase 2 PHOENIX trial to assess whether bardoxolone methyl treatment can improve kidney function, as assessed by eGFR, in patients with four additional rare forms of CKD.  PHOENIX is an open-label, multi-center Phase 2 trial to evaluate the safety and efficacy of bardoxolone methyl in patients with ADPKD, IgAN, T1D CKD, and focal segmental glomerulosclerosis (FSGS).  In aggregate, the prevalence of these diseases exceeds 700,000 patients in the United States, representing a meaningful market for bardoxolone methyl in rare forms of CKD.  The protocol includes 25 patients with each of these rare forms of CKD in separate cohorts analyzed independently in PHOENIX.  In each cohort, we will evaluate the effect of bardoxolone methyl treatment on eGFR at 12 weeks.

In July 2018, we announced positive final results for the Phase 2 ADPKD cohort of PHOENIX.  We enrolled 31 patients in this cohort and observed a statistically significant, mean increase from baseline in eGFR of 9.3 mL/min/1.73 m2 (p<0.0001) at Week 12.  In addition:

•

Historical data were available for 29 out of 31 PHOENIX ADPKD patients and demonstrated an average historical decline of 4.8 mL/min/1.73 m2 per year in the three-year period prior to enrolling in the trial.  The Week 12 increase in eGFR represents a recovery of approximately two years of average decline in kidney function in PHOENIX ADPKD patients.

•

PHOENIX ADPKD patients had normal to near-normal levels of UACR at baseline with no significant change during treatment, which we believe demonstrates that bardoxolone methyl does not increase eGFR through a damaging mechanism, such as hyperfiltration.

•

We utilized the PGIC and the CGIC to assess patient quality-of-life factors after 12 weeks of treatment.  Per the PGIC, 77% of patients reported that they were clinically improved while, per the CGIC, 77% of clinicians reported that their patients were clinically improved.

In September 2018, we announced positive final results for the Phase 2 IgAN cohort of PHOENIX.  We enrolled 26 patients in this cohort and observed a statistically significant, mean increase from baseline in eGFR of 8.0 mL/min/1.73 m2 (p<0.0001) at Week 12.  In addition:

•

Historical data were available for 23 out of 26 PHOENIX IgAN patients and demonstrated an average historical decline of 1.2 mL/min/1.73 m2 per year in the three-year period prior to enrolling in the trial.  The Week 12 increase in eGFR represents a recovery of approximately six years of average decline in kidney function in PHOENIX IgAN patients.

•

PHOENIX IgAN patients had low levels of UACR at baseline with no significant change during treatment, which we believe demonstrates that bardoxolone methyl does not increase eGFR through a damaging mechanism, such as hyperfiltration.

In September 2018, we announced positive final results for the Phase 2 T1D CKD cohort of PHOENIX.  We enrolled 28 patients in this cohort and observed a statistically significant, mean increase from baseline in eGFR of 5.5 mL/min/1.73 m2 (p=0.02) at Week 12.  In addition:

•

Historical data were available for 22 out of 28 PHOENIX T1D CKD patients and demonstrated an average historical decline of 1.9 mL/min/1.73 m2 per year in the three-year period prior to enrolling in the trial.  The Week 12 increase in eGFR represents a recovery of approximately three years of average decline in kidney function in PHOENIX T1D CKD patients.

•

PHOENIX T1D CKD patients had normal to near-normal levels of UACR at baseline with no significant change during treatment, which we believe demonstrates that bardoxolone methyl does not increase eGFR through a damaging mechanism, such as hyperfiltration.

The statistically significant, mean increases in eGFR observed in the ADPKD, IgAN, and T1D CKD cohorts of PHOENIX support our belief that bardoxolone methyl’s anti-inflammatory activity targets a common pathway of kidney function loss relevant to many forms of CKD.  Data suggest that the long-term eGFR improvements and retained eGFR benefits observed in trials in other forms of CKD may translate to ADPKD, IgAN, and T1D CKD patients.  No treatment-related serious adverse events (SAEs) were reported.

We are developing plans to advance bardoxolone methyl into a Phase 3 trial in 2019 for the treatment of ADPKD and are also planning to pursue IgAN and T1D CKD as commercial indications.  Full primary endpoint data from the FSGS cohort are expected to be available in the first half of 2019.

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

We are currently conducting the registrational part 2 of MOXIe.  The protocol allows for enrollment of approximately 100 patients randomized evenly to either 150 mg of omaveloxolone or placebo, and the trial has been fully enrolled with 103 patients.  The FDA has provided us with guidance that an analysis of mFARS scores demonstrating an improvement versus placebo after 48 weeks of omaveloxolone treatment may support an NDA submission for accelerated or full approval of omaveloxolone for the treatment of FA.  Based on the findings from part 1, the pivotal part 2 of MOXIe was designed to optimize the likelihood of a clinically meaningful and statistically-significant outcome that could support approval by the FDA.  The protocol sample size is larger, with 50 patients on placebo and 50 patients on omaveloxolone versus 17 on placebo and 12 on 160 mg of omaveloxolone in part 1.  Additionally, the duration of the trial is 48 weeks, versus 12 weeks in part 1, potentially allowing more time for omaveloxolone to achieve its maximal effect, and for any placebo effect to normalize.  Finally, the proportion of patients with a foot deformity called pes cavus, in whom greater variability in mFARS was observed in part 1, was capped at 20% versus the 66% enrolled in the 160 mg cohort of part 1.  We expect to have top-line data from MOXIe available in the second half of 2019.  No safety concerns have been reported by the DSMB.

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

We are currently conducting CATALYST, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial that studies the safety and efficacy of bardoxolone methyl in patients with CTD-PAH when added to standard-of-care therapy.  The protocol includes 200 patients, and we expect to have top-line data from the CATALYST trial in the first half of 2020.  Data from CATALYST demonstrating an improvement in 6MWD versus placebo may support an NDA submission for approval of bardoxolone methyl for the treatment of CTD-PAH.  No safety concerns have been reported by the DSMB that oversees the trial and reviews all data.

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

Financial Operations Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KHK, from sales of our securities, and from secured loans.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KHK and reimbursements of expenses under the terms of our agreement with KHK.  We have incurred losses in each year since our inception, other than in 2014.  As of September 30, 2018, we had approximately $375.2 million of cash and cash equivalents and an accumulated deficit of $394.8 million.  We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite the potential to receive future payments from our collaborators, we anticipate that, without taking into account deferred revenue, we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, and seek regulatory approval for, our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

During the nine months ended September 30, 2018, we adopted Topic 606 and recorded an adjustment of $2.6 million to increase accumulated deficit and increase deferred revenue.  During the nine months ended September 30, 2018, we included the regulatory milestone of $30 million as variable consideration to the transaction price.  For the nine months ended September 30, 2018, we received $30 million and recognized $21.9 million in collaboration revenue, including a cumulative catch-up for the portion of this milestone that was satisfied in prior periods.  The remainder of $8.1 million was recorded in deferred revenue on the balance sheet and will be recognized over the remaining performance obligation period.  Additionally, we recognized approximately $3.6 million in related license fees and other expenses related to achievement of this regulatory milestone.

Due to the adoption of Topic 606, collaboration revenue was decreased and net loss was increased by $3.3 million and $7.6 million for the three and nine months ended September 30, 2018, respectively.  Basic and diluted net loss per share increased by $0.12 and $0.28 for the three and nine months ended September 30, 2018, respectively.

We also have other license revenue, which consists of milestone payments from a disease advocacy organization in 2017, and other revenue, which consists of reimbursements from KHK for expenses incurred to obtain drug supplies.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through September 30, 2018, we have incurred a total of $621.4 million in research and development expense, the majority of which relates to the development of bardoxolone methyl and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance bardoxolone methyl and omaveloxolone through ongoing and future clinical trials, scale manufacturing for registrational and validation purposes, advance other product candidates into mid and later stage clinical trials, and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

Currently, AbbVie is not participating in the development of bardoxolone methyl for the treatment of CKD caused by Alport syndrome, PH, or other rare kidney diseases, and they are therefore currently not incurring any costs for this program.  AbbVie has the right to opt-in to these programs at any time during development.  Upon opting-in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right.  All development costs incurred after AbbVie’s opt-in would be split equally.

In September 2016, we and AbbVie mutually agreed that we would continue unilateral development of omaveloxolone.  Therefore, AbbVie no longer co-funds the exploratory development costs of this program, but retains the right to opt back in at certain points in development.  Depending upon what point, if any, AbbVie opts back into development, AbbVie may retain its right to commercialize a product outside the United States, or we may be responsible for commercializing the product on a worldwide basis.  Upon opting back in, AbbVie would be required to pay an agreed upon amount of all development costs accumulated up to the point of exercising their opt-in right, after which development costs incurred and product revenue worldwide would be split equally.  For the three and nine months ended September 30, 2018, no payments related to shared research and development costs were received.

The following table summarizes our research and development expenses incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
	(in thousands)
Bardoxolone methyl	$11,281	$8,857	$32,337	$25,312
Omaveloxolone	6,817	3,289	14,105	7,015
RTA 901	62	398	328	1,772
RTA 1701	621	614	2,125	1,874
Other research and development expenses	8,363	5,168	23,084	14,857
Total research and development expenses	$27,144	$18,326	$71,979	$50,830

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our increased research and development efforts, expand facilities to accommodate growth, and plan for commercialization of our product candidates.  We have also incurred increased expenses associated with being a public company, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit, and tax fees, regulatory compliance programs, and investor relations costs.  Additionally, if and when we believe the first regulatory approval of one of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially for the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017 (unaudited)

The following table sets forth our results of operations for the three months ended September 30:

	2018	2017	Change $	Change %
Collaboration revenue
License and milestone	$4,766	$12,501	$(7,735)	(62)
Other revenue	409	56	353	630
Total collaboration revenue	5,175	12,557	(7,382)	(59)
Expenses
Research and development	27,144	18,326	8,818	48
General and administrative	7,486	6,151	1,335	22
Depreciation and amortization	105	98	7	7
Total expenses	34,735	24,575	10,160	41
Other income (expense)
Investment income	1,094	198	896	453
Interest expense	(2,360)	(484)	(1,876)	(388)
Other expense	—	(3)	3	(100)
Total other income (expense)	(1,266)	(289)	(977)	(338)
Loss before taxes on income	(30,826)	(12,307)	(18,519)	(150)
Provision for taxes on income	9	1	8	800
Net loss	$(30,835)	$(12,308)	$(18,527)	(151)

Revenue

License and milestone revenue represented approximately 92% and 100% of total revenue for the three months ended September 30, 2018 and 2017, respectively.  License and milestone revenue decreased by $7.7 million, or 62%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.  The decrease was primarily due to an adjustment in the calculation of revenue related to a regulatory milestone included as variable consideration in the transaction price under the KHK agreement and the full recognition of deferred revenue for the AbbVie license agreement in November 2017 offset by milestone revenue recognized from a disease advocacy organization in July 2018.

Under Topic 606, we recognize revenue over the expected term of the performance obligations under the agreements.  Following the nine months ended September 30, 2018, we anticipate quarterly recognition of revenue totaling approximately $7.8 million, composed of $6.6 million and $1.2 million from the AbbVie collaboration agreement and the KHK agreement, respectively.  These estimates do not include any potential adjustments that might be needed due to changes in the estimated performance obligation period or adjustments to the estimated transaction price resulting from our periodic re-evaluations of milestones.

Other revenue increased by $0.4 million, or 630%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to revenue recognized for reimbursements of expenses from KHK for expenses incurred.

Deferred revenue for the AbbVie license agreement was fully recognized in November 2017.  Deferred revenue for the AbbVie collaboration agreement and the KHK agreement are recognized ratably through December 2026 and December 2021, respectively.  The following table summarizes the sources of our revenue for the three months ended September 30:

	2018	2017
	(unaudited)
	(in thousands)
License and milestone
AbbVie license agreement	$—	$5,397
AbbVie collaboration agreement	6,717	6,717
KHK agreement	(2,951)	387
Other	1,000	—
Total license and milestone	4,766	12,501
Other revenue	409	56
Total collaboration revenue	$5,175	$12,557

Research and Development Expenses

Research and development expenses increased by $8.8 million, or 48%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.  The increase was primarily due to $5.7 million in expanded clinical and manufacturing activities, primarily for CARDINAL, MOXIe, and PHOENIX, offset by decreased clinical activities for LARIAT, $1.2 million in increased medical affairs activities, $1.1 million in personnel expense to support expanded development activities, and $0.4 million in compensation expense.

Research and development expenses, as a percentage of total expenses, was 78% and 75% for the three months ended September 30, 2018 and 2017, respectively.  The increase in the ratio of research and development expenses to total expenses of 3% was primarily due to increases in clinical development activities.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, or 22%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.  The increase was primarily due to $0.8 million in compensation expense, and $0.7 million in personnel expense to support growth in the organization and expanded development activities.

General and administrative expenses, as a percentage of total expenses, was 22% and 25%, for the three months ended September 30, 2018 and 2017, respectively.  The decrease in the ratio of general and administrative expenses to total expenses of 3% was primarily due to increases in clinical development activities, which increased research and development expenses.

Investment Income

The increase in investment income for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due to investment and interest income earned on cash equivalents.

Interest Expense

Interest expense increased by $1.9 million, or 388%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The increase was attributable to interest charge associated with additional borrowings under our Restated Agreement entered in June 2018.

Provision for Taxes on Income

Provision for taxes on income was immaterial for the three months ended September 30, 2018 and 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017 (unaudited)

The following table sets forth our results of operations for the nine months ended September 30:

	2018	2017	Change $	Change %
Collaboration revenue
License and milestone	$44,452	$37,594	$6,858	18
Other revenue	685	500	185	37
Total collaboration revenue	45,137	38,094	7,043	18
Expenses
Research and development	71,979	50,830	21,149	42
General and administrative	24,802	17,312	7,490	43
Depreciation and amortization	311	336	(25)	(7)
Total expenses	97,092	68,478	28,614	42
Other income (expense)
Investment income	1,787	352	1,435	408
Interest expense	(3,773)	(956)	(2,817)	(295)
Loss on extinguishment of debt	(1,007)	—	(1,007)	(100)
Other expenses	—	(3)	3	(100)
Total other income (expense)	(2,993)	(607)	(2,386)	(393)
Loss before taxes on income	(54,948)	(30,991)	(23,957)	(77)
Provision for taxes on income	15	2	13	650
Net loss	$(54,963)	$(30,993)	$(23,970)	(77)

Revenue

License and milestone revenue represented approximately 98% and 99% of total revenue for the nine months ended September 30, 2018 and 2017, respectively.  License and milestone revenue increased by $6.9 million, or 18%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.  The increase was primarily due to additional revenue of $22.4 million related to the KHK agreement, including $21.9 million related to the KHK milestone payment that was partially recognized in accordance with Topic 606 during the nine months ended September 30, 2018, offset by the full recognition of deferred revenue for the AbbVie license agreement in November 2017.

Other revenue increased by $0.2 million, or 37%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to revenue recognized for reimbursements of expenses from KHK for expenses incurred.

Deferred revenue for the AbbVie license agreement was fully recognized in November 2017.  Deferred revenue for the AbbVie collaboration agreement and the KHK agreement are recognized ratably through December 2026 and December 2021, respectively.  The following table summarizes the sources of our revenue for the nine months ended September 30:

	2018	2017
	(unaudited)
	(in thousands)
License and milestone
AbbVie license agreement	$—	$16,014
AbbVie collaboration agreement	19,931	19,931
KHK agreement	23,521	1,149
Other	1,000	500
Total license and milestone	44,452	37,594
Other revenue	685	500
Total collaboration revenue	$45,137	$38,094

Research and Development Expenses

Research and development expenses increased by $21.1 million, or 42%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.  The increase was primarily due to $13.7 million in expanded clinical and manufacturing activities, primarily for CATALYST, CARDINAL, MOXIe, and PHOENIX, offset by decreased clinical activities for LARIAT and RTA 901, and preclinical and manufacturing activities for bardoxolone methyl and omaveloxolone, $3.7 million in increased medical affairs activities, $2.2 million in personnel expense to support growth in our development activities, and $1.2 million in equity compensation expense.

Research and development expenses, as a percentage of total expenses, was 74% for the nine months ended September 30, 2018 and 2017.  Increases in clinical development activities, which increased research and development expenses, were offset by increases in sublicense fees and other expenses related to the achievement of the KHK milestone, which increased general and administrative expenses.

General and Administrative Expenses

General and administrative expenses increased by $7.5 million, or 43%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.  The increase was primarily due to $3.6 million sublicense fees and other expenses from the achievement of the KHK milestone, $1.9 million in equity compensation expense, $1.0 million in personnel expense to support growth in the organization and expanded development activities, and $1.1 million in commercial research activities.

General and administrative expenses, as a percentage of total expenses, was 26% and 25% for the nine months ended September 30, 2018 and 2017, respectively.  Increases in sublicense fees and other expenses related to the achievement of the KHK milestone, which increased general and administrative expenses, were offset by increases in clinical development activities, which increased research and development expenses.

Investment Income

The increase in investment income for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due to investment and interest income earned on cash equivalents.

Interest Expense

Interest expense increased by $2.8 million, or 295%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.  The increase was attributable to interest charge associated with additional borrowings under our Restated Agreement entered in June 2018.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased by $1.0 million, or 100%, for the nine months ended September 30, 2018, compared to nine months ended September 30, 2017, due to the terms of our Restated Agreement.  The loss on modification of debt represents the differences between the amount paid to modify the debt and the net carrying amount of the extinguished debt.

Provision for Taxes on Income

Provision for taxes on income was immaterial for the nine months ended September 30, 2018 and 2017.

Cash-based Operating Expenses (non-GAAP) for the Three and Nine Months ended September 30, 2018

Our cash-based operating expenses (a non-GAAP measure calculated as total expenses, less stock-based compensation expense and depreciation and amortization expense) were $31.9 million and $89.0 million for the three and nine months ended September 30, 2018, respectively, compared to $22.9 million and $63.4 million for the three and nine months ended September 30, 2017, respectively.

Cash-based operating expenses for the quarters ended September 30 and June 30, 2018, were $31.9 million and $31.6 million, respectively.  Cash-based operating expenses for the three months ended June 30, 2018 included the additional sublicense fees and other expenses from the achievement of the KHK milestone. We expect our cash-based operating expenses to continue to increase in the future as we advance bardoxolone methyl and omaveloxolone through ongoing and future clinical trials, scale manufacturing for registrational and validation purposes, advance other product candidates into mid and later stage clinical trials, expand our product candidate portfolio, increase both our research and development and administrative personnel, and plan for commercialization of our product candidates.

We believe cash-based operating expenses, in addition to GAAP financial measures, provides a meaningful measure of our ongoing business and operating performance, by allowing investors to analyze our financial results similarly to how management analyzes our financial results by viewing period expense totals more indicative of effort directly expended to advance the business and our product candidates. The table below reconciles cash-based operating expenses to total expenses as reported on the Unaudited Consolidated Statements of Operations:

	2018			2017
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	(in thousands)
Total expenses - GAAP	$34,735	$34,223	$28,136	$26,489	$24,575	$24,000	$19,906
Stock-based compensation expense	(2,745)	(2,552)	(2,485)	(1,800)	(1,545)	(1,582)	(1,603)
Depreciation and amortization	(105)	(105)	(101)	(100)	(98)	(109)	(130)
Cash-based operating expenses - Non-GAAP	$31,885	$31,566	$25,550	$24,589	$22,932	$22,309	$18,173

Change from previous quarter	$319	$6,016	$961	$1,657	$623	$4,136	$2,497
Percentage change from previous quarter	1%	24%	4%	7%	3%	23%	16%

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, and secured loans.  Through September 30, 2018, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and received $780.0 million from payments under license and collaboration agreements, $402.7 million in net proceeds from our IPO and follow-on offering of our Class A common stock, and $77.3 million in net proceeds from our Restated Agreement and Loan Agreement.  As of September 30, 2018, we had available cash and cash equivalents of approximately $375.2 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On July 27, 2018, the Company closed a follow-on underwritten public offering of 3,450,000 shares of its Class A common stock for gross proceeds of $248.4 million.  Net proceeds to the Company from the offering were approximately $232.8 million, after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the nine months ended September 30 set forth below:

	2018	2017
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(46,286)	$(58,523)
Investing activities	(370)	(208)
Financing activities	292,061	128,599
Net change in cash and cash equivalents	$245,405	$69,868

Operating Activities

Net cash used in operating activities was $46.3 million for the nine months ended September 30, 2018, consisting primarily of a net loss of $55.0 million adjusted for non-cash items including stock-based compensation expense of $7.8 million, depreciation and amortization expense of $0.9 million, loss on extinguishment of debt of $1.0 million and a net increase in operating assets and liabilities of $1.0 million.  The significant items in the change in operating assets and liabilities include an increase in prepaid expenses, other current assets, and other assets of $1.3 million primarily due to receivables from KHK related to reimbursement for expenses incurred, an increase in accrued direct research and other current and long-term liabilities of $10.8 million due clinical trial activities, and a decrease in deferred revenue of $13.5 million.  The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, which resulted in recognition of $43.5 million of license and milestone revenue, offset by the achievement of the regulatory milestone of $30 million related to the KHK agreement, which was recognized as deferred revenue.

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

Investing Activities

Net cash used in investing activities consisted of purchases and sales of property and equipment.  Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was not significant.

Financing Activities

Net cash provided by financing activities was $292.1 million, primarily due to net proceeds of $232.8 million from our follow-on public offering and $57.7 million from our Restated Agreement for the nine months ended September 30, 2018.

Net cash provided by financing activities was $128.6 million, primarily due to net proceeds of $108.5 million from our follow-on public offering and $19.7 million from our Loan Agreement for the nine months ended September 30, 2017.

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

We expect our research and development expense to continue to increase in the future as we advance bardoxolone methyl and omaveloxolone through ongoing and future clinical trials, scale manufacturing for registrational and validation purposes, advance other product candidates into mid and later stage clinical trials, and expand our product candidate portfolio.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our increased research and development efforts, expand facilities to accommodate growth, and plan for commercialization of our product candidates.  We have also incurred increased expenses associated with being a public company, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit, and tax fees, regulatory compliance programs, and investor relations costs.  Additionally, if and when we believe the first regulatory approval of one of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially for the sales and marketing of our product candidates.  We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

In November 2017, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which it may offer and sell up to $50 million of its Class A common stock from time to time in at-the-market transactions as stated in the prospectus supplement filed with the SEC pursuant to Rule 424(b)(5), dated as of November 9, 2017.  In July 2018, the Company suspended this program. The Company intends to reopen this program following the filing of its Form 10-Q for the quarter ending September 30, 2018.  To date, no sales have been made under the Company’s at-the-market offering program.

On July 27, 2018, the Company closed a follow-on underwritten public offering of 3,450,000 shares of its Class A common stock for gross proceeds of $248.4 million.  Net proceeds to the Company from the offering were approximately $232.8 million, after deducting underwriting discounts and commissions and offering expenses.

Our longer term liquidity requirements will require us to raise additional capital, such as through additional equity financings, debt financings, collaborations, or license agreements.  Our future capital requirements will depend on many factors, including the receipt of milestones under our current collaboration agreements and the timing of our expenditures related to clinical trials.  We believe our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2021.  However, we anticipate opportunistically raising additional capital before that time through equity offerings, collaboration or license agreements, or additional debt in order to maintain adequate capital reserves.  In addition, we may choose to raise additional capital at any time for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.  Decisions about the timing or nature of any financing will be based on, among other things, our perception of our liquidity and of the market opportunity to raise equity or debt.  Additional securities may include common stock, preferred stock, or debt securities.  We may explore strategic collaborations or license arrangements for certain of our earlier stage assets, including RTA 901 and RTA 1701.  If we do explore any arrangements, there can be no assurance that any agreement will be reached, and we may determine to cease exploring a potential transaction for any or all of the assets at any time.  If an agreement is reached, there can be no assurance that any such transaction would provide us with a material amount of additional capital resources.

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

Contractual Obligations and Commitments

As of September 30, 2018, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K for year ended December 31, 2017, other than the following:

As of September 30, 2018, our contractual obligations were as follows:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(unaudited)
	(in thousands)
Operating lease obligations	$574	$750	$—	$1,324
Outstanding secured term loan	—	33,333	$46,667	$80,000
Total contractual obligations	$574	$34,083	$46,667	$81,324

Clinical Trials

As of September 30, 2018, we have several ongoing clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

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

Non-GAAP Financial Measures

In addition to the U.S. GAAP financial measures, this Form 10-Q includes cash-based operating expenses, a non-GAAP financial measure, which the Company defines as total expenses excluding stock-based compensation expense and depreciation and amortization expense.  A reconciliation of this non-GAAP financial measure to its most directly comparable U.S. GAAP financial measure is included.

Non-GAAP financial measures should be considered in addition to, not in isolation or as a substitute for, U.S. GAAP financial measures.  In addition, our non-GAAP financial measure may differ from similarly named measures used by other companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $375.2 million at September 30, 2018, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We also have interest rate exposure as a result of our Term A Loan.  As of September 30, 2018, the outstanding principal amount of our Term A Loan was $80.0 million.  Our Term A Loan bears interest at a floating per annum rate calculated as 7.79% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 1.91%, with a minimum rate of 9.7% and a maximum rate of 12.29%.  Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term A Loan.  An increase of 100 basis points in interest rates would increase expense by approximately $0.8 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our businesses, financial condition, or future results.  Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.  There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: November 7, 2018	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Jason D. Wilson
Name:	Jason D. Wilson
Title:	Chief Financial Officer