Form 10-Q
period 2019-03-31
REATA PHARMACEUTICALS INC
filed 2019-05-09
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	RETA	NASDAQ Global Market

As of May 6, 2019, the registrant had 24,416,773 shares of Class A common stock, $0.001 par value per share, and 5,639,204 shares of Class B common stock, $0.001 par value per share, outstanding.

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
•

other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements.  Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

DEFINED TERMS

Unless the context requires otherwise, references to “Reata,” “the Company,” “we,” “us,” or “our” in this Quarterly Report on Form 10-Q refer to Reata Pharmaceuticals, Inc. and its subsidiaries.  We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below.

Abbreviated Term	Defined Term
6MWD	6-minute walk distance
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
ASU	Accounting Standards Update
Bard	Bardoxolone methyl
CKD	Chronic kidney disease
CRO	Contract research organization
CTD-PAH	Pulmonary arterial hypertension associated with connective tissue disease
DMC	Data monitoring committee
DSMB	Data safety monitoring board
eGFR	Estimated glomerular filtration rate
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GFR	Glomerular filtration rate
IgAN	IgA nephropathy
I-PAH	Idiopathic form of PAH
IPO	Initial public offering
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act
KHK	Kyowa Hakko Kirin Co., Ltd.
mFARS	Modified Friedreich’s Ataxia Rating Scale
NDA	New Drug Application
Omav	Omaveloxolone
PAH	Pulmonary arterial hypertension
Retained eGFR	eGFR change after a four-week withdrawal of drug
SAE	Serious adverse event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	Securities and Exchange Commission
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$313,056	$337,790
Prepaid expenses and other current assets	4,416	4,483
Total current assets	317,472	342,273
Property and equipment, net	2,693	1,445
Other assets	11,120	1,490
Total assets	$331,285	$345,208
Liabilities and stockholders’ (deficit) equity
Accounts payable	3,500	4,473
Accrued direct research liabilities	16,263	15,416
Other current liabilities	10,107	4,696
Current portion of deferred revenue	31,335	31,335
Total current liabilities	61,205	55,920
Other long-term liabilities	8,472	524
Term loan, net of current portion and debt issuance costs	79,558	79,219
Deferred revenue, net of current portion	186,660	194,386
Total noncurrent liabilities	274,690	274,129
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 24,403,477 and 24,000,683 shares at March 31, 2019 and December 31, 2018	24	24
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 5,639,666 and 5,728,175 shares at March 31, 2019 and December 31, 2018	6	6
Additional paid-in capital	444,837	435,452
Accumulated deficit	(449,477)	(420,323)
Total stockholders’ (deficit) equity	(4,610)	15,159
Total liabilities and stockholders’ (deficit) equity	$331,285	$345,208

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Collaboration revenue
License and milestone	$7,726	$32,168
Other revenue	44	224
Total collaboration revenue	7,770	32,392
Expenses
Research and development	26,114	21,407
General and administrative	10,038	6,628
Depreciation	170	101
Total expenses	36,322	28,136
Other income (expense)
Investment income	1,797	335
Interest expense	(2,397)	(509)
Total other income (expense)	(600)	(174)
(Loss) income before taxes on income	(29,152)	4,082
Provision for taxes on income	2	—
Net (loss) income	$(29,154)	$4,082
Net (loss) income per share—basic	$(0.98)	$0.16
Net (loss) income per share—diluted	$(0.98)	$0.15
Weighted-average number of common shares used in net (loss) income per share basic	29,830,114	26,155,141
Weighted-average number of common shares used in net (loss) income per share diluted	29,830,114	26,633,521

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at December 31, 2018	24,000,683	$24	5,728,175	$6	$435,452	$—	$(420,323)	$15,159
Net loss	—	—	—	—	—	—	(29,154)	(29,154)
Compensation expense related to stock options	—	—	—	—	4,227	—	—	4,227
Exercise of options	—	—	314,285	—	5,051	—	—	5,051
Conversion of common stock Class B to Class A	402,794	—	(402,794)	—	—	—	—	—
Other shareholder transactions	—	—	—	—	107	—	—	107
Balance at March 31, 2019	24,403,477	$24	5,639,666	$6	$444,837	$—	$(449,477)	$(4,610)

	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at December 31, 2017	19,975,340	$20	6,166,166	$7	$190,145	$(2)	$(337,143)	$(146,973)
Net income	—	—	—	—	—	—	4,082	4,082
Compensation expense related to stock options	—	—	—	—	2,485	—	7	2,492
Exercise of options	—	—	21,093	—	332	—	—	332
Conversion of common stock Class B to Class A	15,742	—	(15,742)	—	—	—	—	—
Adoption of new accounting guidance	—	—	—	—	—	—	(2,634)	(2,634)
Balance at March 31, 2018	19,991,082	$20	6,171,517	$7	$192,962	$(2)	$(335,688)	$(142,701)

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net (loss) income	$(29,154)	$4,082
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	170	101
Amortization of debt issuance costs	339	59
Stock-based compensation expense	4,227	2,485
Changes in operating assets and liabilities:
Amounts earned or due from collaboration agreements	573	(25,307)
Prepaid expenses and other current assets	(506)	(174)
Other assets	6	273
Accounts payable	(522)	(1,065)
Accrued direct research and other current and long-term liabilities	3,861	2,636
Deferred revenue	(7,726)	(7,111)
Net cash used in operating activities	(28,732)	(24,021)
Investing activities
Purchases of property and equipment	(1,160)	(151)
Net cash used in investing activities	(1,160)	(151)
Financing activities
Payments on deferred issuance costs	—	(3)
Exercise of options	5,051	332
Other shareholder transactions	107	—
Net cash provided by financing activities	5,158	329
Net decrease in cash and cash equivalents	(24,734)	(23,843)
Cash and cash equivalents at beginning of year	337,790	129,780
Cash and cash equivalents at end of period	$313,056	$105,937
Supplemental disclosures
Cash paid for interest	$2,052	$445
Purchases of equipment in accounts payable and other current liabilities	$750	$74
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$9,636	$—

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

The Company’s mission is to develop innovative therapies that change patients’ lives for the better.  The Company focuses on developing small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  The Company’s lead product candidates, bardoxolone methyl (Bard) and omaveloxolone (Omav), activate the transcription factor Nrf2, which plays an important role in regulating the cellular response to injury.  By activating Nrf2, Bard and Omav normalize mitochondrial function, restore redox balance, and resolve inflammation.  The Company has fully enrolled two registrational clinical trials: CARDINAL, studying Bard in chronic kidney disease (CKD) caused by Alport syndrome, and MOXIe, studying Omav in Friedreich’s ataxia (FA).  CKD caused by Alport syndrome and FA are rare, serious diseases with no approved therapy.  The Company designed CARDINAL and MOXIe based on the results of earlier clinical studies and guidance from the FDA on a potential path to approval.  The Company expects to have top-line data from both of these clinical trials in the second half of 2019.  With each of these indications, FDA approval may provide expansion opportunities into other related indications.  The Company is also conducting two additional registrational trials, CATALYST, to study Bard in patients with a rare and serious form of pulmonary arterial hypertension caused by connective tissue disease (CTD-PAH) and FALCON, to study Bard in patients with autosomal dominant polycystic kidney disease (ADPKD).  The Company expects to have top-line data from CATALYST during the first half of 2020 and to initiate enrollment in FALCON in May 2019.  The Company expects its current cash to fund its operations through data readouts for CARDINAL, MOXIe, and CATALYST.  In addition to its lead programs, the Company is currently exploring a battery of additional clinical and preclinical programs in diseases that may include meaningful expansion opportunities for Bard and Omav.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report on Form 10-K).  During the first quarter of 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). As a result of the adoption of Topic 842, the Company has updated its Leases accounting policies. There were no other changes to its significant accounting policies from those disclosed in its 2018 Annual Report on Form 10-K.

Leases

The Company determines if an arrangement is a lease at inception. Lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized at the lease commencement date based on the present value of lease payments over the lease term calculated using its incremental borrowing rate based on the information available at commencement unless the implicit rate is readily determinable.  Lease assets also include upfront lease payments, lease incentives paid, and direct costs incurred and exclude lease incentives received.  The lease term used to calculate the lease assets and related lease liabilities includes the options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term as an operating expense while the expense for finance leases is recognized as depreciation expense over the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

The Company will account for each separate lease component separately from the nonlease components.  The depreciable life of lease assets and leasehold improvements is limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of its exercise.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and operating leases is recognized on a straight-line basis over the lease term.

Recently Adopted Accounting Pronouncements

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Topic 842, amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new guidance requires a lessee to recognize assets and liabilities for all leases with lease terms of more than 12 months and provide additional disclosures. Topic 842 requires adoption using a modified retrospective transition approach with either 1) transition provisions at the beginning of the earliest comparative period records its cumulative adjustment to retained earnings at the beginning of the earliest period presented or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption.  We adopted this standard on January 1, 2019 using the cumulative-effect adjustment approach. We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018.

As a result of implementing Topic 842, the Company recognized an operating lease right-of-use asset of $1,544,000 and an operating lease liability of $1,659,000 on January 1, 2019, with no impact on its beginning retained earnings, consolidated statements of income (loss), or cash flows.  See Note 5, Leases, for further details.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (ASU 2018-09).  This ASU provided various minor codification updates and improvements to address comments that the FASB had received regarding unclear or vague accounting guidance.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year.  The adoption of this guidance did not have a material impact on our financial position, results of operations or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Collaboration Agreements

AbbVie

In December 2011, the Company entered into a collaboration agreement with AbbVie Inc. (AbbVie) (the AbbVie Collaboration Agreement) to jointly research, develop, and commercialize the Company’s portfolio of second and later generation oral Nrf2 activators.  The terms of the agreement include payment to the Company of a nonrefundable, up-front payment of $400,000,000. The Company is also participating with AbbVie on joint steering committees.

The up-front payment and the Company’s collaboration on research, development, and commercialization are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2026, which is the estimated minimum period that is needed to complete the deliverables under the terms of the AbbVie Collaboration Agreement.  The Company began recognizing revenue related to the up-front payment upon execution of the agreement and, accordingly, recognized approximately $6,570,000 as collaboration revenue during the three months ended March 31, 2019 and 2018.  As of March 31, 2019, the Company recorded deferred revenue totaling approximately $205,074,000 of which approximately $26,720,000 is reflected as the current portion of deferred revenue.

KHK

In December 2009, the Company entered a license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK) (the KHK agreement), which granted KHK an exclusive license to develop and commercialize Bard in the licensed territory.  The Company received a nonrefundable, up-front license fee of $35,000,000 in 2009 and regulatory milestones totaling $45,000,000 in 2010, 2012, and 2018 and could receive additional regulatory milestones of $52,000,000 and commercial milestones of $140,000,000, as well as tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KHK in the licensed territory.

The up-front payment and regulatory milestones are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2021, which is the estimated minimum period that is needed to complete the deliverables under the terms of the KHK agreement.  The Company began recognizing revenue related to the up-front payment upon execution of the agreement and, accordingly, recognized approximately $1,156,000 and $25,598,000 as collaboration revenue during the three months ended March 31, 2019, and 2018, respectively.  As of March 31, 2019, the Company recorded deferred revenue totaling approximately $12,922,000 of which approximately $4,701,000 is reflected as the current portion of deferred revenue.

4. Term Loan

On June 14, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (Restated Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (collectively, the Lenders), which amended and restated the Loan and Security Agreement entered into among Reata and the Lenders on March 31, 2017, as amended on November 3, 2017 (Loan Agreement).

Under the Restated Loan Agreement, the Term A Loan was increased to $80,000,000, and the Term B Loan availability was increased to $45,000,000 upon the achievement of one of two milestones by the earlier of 30 days after the achievement of a milestone or December 31, 2019.  If the Company is entitled to draw the Term B Loan but does not draw the Term B Loan by December 31, 2019, the Company is obligated to pay a non-utilization fee of $450,000.

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

The Company has the option to prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (a) the aggregate amount of interest that the Company would have paid through the maturity date if prepayment is made on or before the first anniversary of the applicable funding date of the Term Loan, (b) 4.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the first anniversary date and on or before the second anniversary of the applicable funding date, (c) 3.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the second anniversary date and on or before the third anniversary of the applicable funding date, or (d) 1.5% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the third anniversary date and on or before the fourth anniversary of the applicable funding date.  The Company will also be required to make a final exit fee payment of 6.5% of the principal balance of the Term A Loan and 4.0% of the Term B Loan, payable on the earliest of the prepayment of the Term Loans, acceleration of any Term Loan, or at maturity of the Term Loans.

The Company may use the proceeds from the Term Loans for working capital and to fund its general business requirements.  The Company’s obligations under the Restated Loan Agreement are secured by substantially all of its current and future assets, including its owned intellectual property.

As of March 31, 2019, the Company had $80,000,000 outstanding under the Term A Loan, which was recorded at its initial carrying value of $80,000,000, less unamortized discount and debt issuance costs of approximately $5,642,000.  In connection with the Term A Loan, the discount and debt issuance costs were recorded as a reduction to debt on its balance sheet and are being accreted to interest expense over the life of the Term A Loan.  Additionally, the final exit fee of approximately $5,200,000 is being accrued over the life of the Term A Loan through interest expense.  The Term A Loan has a current effective interest rate of 11.05% before debt issuance costs and final exit fee and 13.60% including debt issuance costs and final exit fee.  The Company is in compliance with all covenants under the Restated Loan Agreement as of March 31, 2019.

The future principal payments for the Company’s Term A Loan as of March 31, 2019 are as follows (in thousands):

2019	$—
2020	15,555
2021	26,667
2022	26,667
2023	11,111
$80,000

5. Leases

The Company’s corporate headquarters are located in Irving, Texas, where it leases approximately 34,890 square feet of office and laboratory space. In February 2019, the Company commenced a lease for approximately 122,000 square feet of additional office space in Plano, Texas.

The Company’s leases have remaining contractual terms of up to approximately 39 months, which includes the options to extend the leases for up to one year.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

At March 31, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.3% and 3.0 years, respectively.  During the three months ended March 31, 2019, cash paid for amounts included for the measurement of lease liabilities was $237,000 and the Company recorded operating lease expense of $663,000.  The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities in the consolidated statements of cash flows.

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	As of March 31, 2019
	(in thousands)
Non-current right-of-use assets	Other assets	$9,636
Current lease liabilities	Other current liabilities	2,149
Non-current lease liabilities	Other long-term liabilities	7,972

Maturities of lease liabilities by fiscal year for our operating leases:

As of March 31, 2019
(in thousands)
2019	$2,149
2020	3,999
2021	4,090
2022	1,178
Total lease payments	11,416
Less: Imputed interest	(1,295)
Present value of lease liabilities	$10,121

6. Income Taxes

The Company’s effective tax rate varies with the statutory rate due primarily to the impact of nondeductible stock-based compensation and the changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  The Company’s deferred tax assets have been fully offset by a valuation allowance at March 31, 2019, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

The IRS examination team has completed its examination of the Company’s 2013, 2014, and 2015 U.S. tax returns and proposed adjustments with respect to certain items that were reported by the Company for the 2013 tax year.  In June 2018, the Company received the Revenue Agent Report from the IRS.  The Company believes that it has accurately reported all amounts in its tax returns and has submitted an administrative protest with the IRS contesting the examination team’s proposed adjustments. The Company intends to vigorously defend its reported positions and believes the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on its consolidated financial statements.

7. Stock-Based Compensation

Stock Options

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$1,691	$961
General and administrative	2,536	1,524
	$4,227	$2,485

The following table summarizes stock option activity as of March 31, 2019, and changes during the three months ended March 31, 2019, under the 2007 Long Term Incentive Plan (the 2007 LTIP) and standalone option agreements:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2019	3,320,571	21.20
Granted	1,032,375	57.33
Exercised	(314,285)	16.07
Forfeited	(257,897)	33.07
Expired	—	—
Outstanding at March 31, 2019	3,780,764	30.78
Exercisable at March 31, 2019	1,405,785	19.96

The total intrinsic value of all outstanding options and exercisable options at March 31, 2019 was $206,899,000 and $92,094,000, respectively.

8. Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share data)
Numerator
Net (loss) income (in thousands)	$(29,154)	$4,082
Denominator
Weighted-average number of common shares used in net (loss) income per share – basic	29,830,114	26,155,141
Dilutive potential common shares	—	478,380
Weighted-average number of common shares used in net (loss) income per share – diluted	29,830,114	26,633,521
Net (loss) income per share – basic	$(0.98)	$0.16
Net (loss) income per share – diluted	$(0.98)	$0.15

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 3,780,764 and 2,131,219 shares for the three months ended March 31, 2019 and 2018, respectively.

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

Overview

We are a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  We are currently conducting registrational trials with our lead product candidates, Bard and Omav, which activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.

Our lead registrational programs are evaluating our product candidates for the treatment of four rare diseases: CKD caused by Alport syndrome in our CARDINAL study, FA in our MOXIe study, CTD-PAH in our CATALYST study, and ADPKD in our FALCON study.  We have fully enrolled CARDINAL and MOXIe and expect to have top-line data from both of these clinical trials in the second half of 2019.  We expect to complete enrollment of CATALYST this year and have top-line data during the first half of 2020.  We expect to begin enrollment of FALCON in May 2019.  If we receive FDA approval for any of these indications, it may provide expansion opportunities into other related indications.  We have received orphan drug designation from the FDA and the European Commission for Bard for the treatment of Alport syndrome and for Omav for the treatment of FA and from the FDA for Bard for the treatment of PAH.

The chart below is a summary of our current registrational programs:

Registrational Programs
Program	Next Expected Milestone	Timing of Milestone
CKD caused by Alport syndrome	Phase 3 Data	2H 2019
Bard
Friedreich’s ataxia	Phase 2 Part 2 Data	2H 2019
Omav
CTD-PAH	Phase 3 Data	1H 2020
Bard
ADPKD	First Patient Enrolled	May 2019
Bard

Bard in CKD Caused by Alport Syndrome and Additional Rare Forms of CKD

Bard has been evaluated in multiple clinical trials enrolling over 2,000 patients exposed to active drug and has demonstrated consistent, clinically meaningful improvement in kidney function across several disease states as measured by estimated glomerular filtration rate (eGFR) and other markers of kidney function.  Specifically, we have observed statistically significant increases in eGFR in all Phase 2 and Phase 3 clinical trials in seven distinct patient populations treated with Bard, including patients with CKD caused by type 2 diabetes (T2D CKD), PAH, CKD caused by Alport syndrome, ADPKD, IgA nephropathy (IgAN), type 1 diabetic  CKD (T1D CKD), and focal segmental glomerulosclerosis (FSGS).  We believe these data support the potential for Bard to delay or prevent dialysis, kidney transplant, and death in patients with Alport syndrome and other rare forms of CKD.  Additional observations from the clinical trials of Bard include the following:

•

Statistically significant increases in directly-measured GFR using the “gold standard” inulin clearance method, improvements in creatinine clearance, and reduction in the levels of blood waste products filtered by the kidney.

•	Statistically significant improvements in eGFR versus baseline or placebo in six different types of CKD, including Alport syndrome, ADPKD, IgAN, T1D CKD, T2D CKD, and FSGS.
•	Sustained improvement in kidney function in long-term trials:
o

In the Phase 2 portion of CARDINAL, Bard treatment produced a statistically significant increase from baseline in mean eGFR of 10.4 mL/min/1.73 m2 (p<0.0001) after 48 weeks of treatment, which, based on historical data available for 22 of the patients prior to enrolling in the trial, represents a recovery of over two years of average decline in kidney function.

o

In two large, placebo-controlled clinical studies (BEAM and BEACON) in patients with T2D CKD, statistically significant increases in mean eGFR of 14.9 mL/min/1.73 m2 (p<0.001) and 5.6 mL/min/1.73 m2 (p<0.001), respectively, were sustained for at least one year.

•	Reduction in risk of adverse kidney outcomes, suggesting that Bard treatment preserves kidney function and may delay the onset of kidney failure in patients with T2D and stage 4 CKD:
o

In BEACON, patients randomized to Bard were significantly less likely to experience adverse kidney outcomes as defined by a composite endpoint consisting of ≥30% decline from baseline in eGFR, eGFR <15 mL/min/1.73 m2, or end-stage kidney disease (ESKD) events (HR=0.48, p<0.0001).

o	In BEACON, Bard treatment resulted in a decreased number of kidney-related serious adverse events (SAEs) and ESKD events.

•

Statistically significant improvement in retained eGFR, which is the eGFR change after a four-week withdrawal of drug, above baseline in BEAM, BEACON, and the Phase 2 portion of CARDINAL.  To our knowledge, Bard is the first therapy to produce a retained eGFR benefit that is above baseline in a long-term CKD trial.

o

The FDA has provided guidance to us and other sponsors that clinical trials with a retained eGFR benefit versus placebo may support approval in certain rare forms of CKD.  The FDA has provided guidance to us that, in patients with CKD caused by Alport syndrome or ADPKD, a retained eGFR benefit versus placebo after one year of Bard treatment may support accelerated approval and after two years of Bard treatment may support full approval.

o

We believe the retained eGFR benefit observed in these clinical trials demonstrates that Bard treatment improved the structure of the kidney, modified the course of the disease, and may prevent or delay kidney failure and the need for dialysis or a kidney transplant.

We are developing Bard for the treatment of patients with CKD caused by Alport syndrome in our registrational CARDINAL study, for the treatment of patients with ADPKD in our registrational FALCON study, and for the treatment of patients with four rare forms of CKD, which were studied in our Phase 2 PHOENIX study.  In addition, KHK, one of our strategic collaborators, is currently conducting its registrational trial of Bard in diabetic (type 1 and 2) kidney disease in Japan, with data expected in the first half of 2022.

CARDINAL, a Study in Patients with CKD Caused by Alport Syndrome

Alport syndrome is a rare and serious hereditary disease that manifests as early as the first decade of life and causes average annual declines in eGFR of approximately 3 to 4 mL/min/1.73 m2 and affects approximately 30,000 to 60,000 patients in the United States.  In patients with the most severe forms of the disease, approximately 50% progress to dialysis by age 25, 90% by age 40, and nearly 100% by age 60.  There are no approved therapies for Alport syndrome anywhere in the world.

In 2018, we announced positive interim safety and efficacy data for the ongoing open-label Phase 2 portion of CARDINAL.  The Phase 2 portion of the trial enrolled 30 patients, and 25 patients were available for analysis through one year.  No patients discontinued due to drug-related adverse events.  Data demonstrate that Bard significantly improved kidney function in patients with Alport syndrome as measured by eGFR.  In the Phase 2 portion of CARDINAL, we noted the following:

•

A statistically significant increase from baseline in mean eGFR at Week 48 of 10.4 mL/min/1.73 m2 (p<0.0001) in 25 patients was observed, which positively correlates with the previously-announced Week 12 eGFR increase from baseline of 13.4 mL/min/1.73 m2 (p<0.0001) in 30 patients.

o

Historical data were available for 22 of the 25 CARDINAL Phase 2 patients.  These patients’ eGFR declined an average of 4.2 mL/min/1.73 m2 per year in the three-year period prior to enrolling in the trial.

o	This magnitude of improvement in eGFR represents the recovery of over two years of average decline in kidney function in patients with Alport syndrome in this trial.
•	A statistically significant increase from baseline in mean retained eGFR at Week 52 of 4.1 mL/min/1.73 m2 (p<0.05) in 25 patients was observed.
o

Bard and any active metabolites are eliminated from the body within approximately 10 days after withdrawal, so we believe this retained eGFR benefit is a measure of the effect of long-term treatment on the structure of the kidney and its disease-modifying potential.

o	We believe this retained eGFR benefit provides evidence that increases in eGFR observed with Bard therapy may prevent or delay kidney failure.

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

•

Urinary albumin-to-creatinine ratio (UACR) is a primary method used to detect elevated urinary protein.  Persistent, increased protein in the urine may be a significant risk factor for kidney damage and renal disease.  Mean changes in UACR during the 48 weeks on Bard were not clinically significant.  At Week 52, the mean UACR was not clinically significant and was not statistically significantly different from baseline.  We believe these findings further demonstrate that Bard does not increase eGFR through a damaging mechanism.

•	No safety concerns were reported by the data monitoring committee (DMC) that oversees the trial and reviews all safety data.

The Phase 3 portion of CARDINAL is an international, multi-center, randomized, double-blind, placebo-controlled trial that is studying the safety and efficacy of Bard in patients with CKD caused by Alport syndrome.  We are currently conducting the Phase 3 portion of CARDINAL. The protocol allows for enrollment of approximately 150 patients randomized evenly to either Bard or placebo, and the trial has been fully enrolled with 157 patients.  The FDA has provided us with guidance that an analysis of retained eGFR, demonstrating an improvement versus placebo after one year of Bard treatment, may support an NDA submission for accelerated approval of Bard for the treatment of CKD caused by Alport syndrome, and data demonstrating an improvement versus placebo in retained eGFR after two years of treatment may support full approval.  We expect to have one year top-line results available in the second half of 2019.  Based on retained eGFR benefit observed in CARDINAL Phase 2 patients at Week 52, we believe the Phase 3 portion of CARDINAL is conservatively powered.  No safety concerns have been reported by the DMC.

FALCON, a Study in Patients with ADPKD

ADPKD is an inherited, rare form of CKD caused by a genetic defect in PKD1 or PKD2 and is characterized by formation of fluid-filled cysts in the kidneys.  Inflammation appears to play a role in cyst growth and is associated with disease progression in ADPKD.  PKD1 is the most common mutation, causing about 85% of ADPKD cases, and patients generally progress to ESKD, on average, by age 54.  ADPKD is the most common single-gene disorder of the kidneys, and there are an estimated 400,000 patients in the United States, with approximately 140,000 diagnosed.  The only therapy currently approved for ADPKD is tolvaptan, which was approved in the United States in 2018.

We are initiating a registrational Phase 3 trial called FALCON in patients with ADPKD.  FALCON is an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of Bard in approximately 300 patients with ADPKD randomized one-to-one to active drug or placebo.  We plan to enroll the first ADPKD patient in FALCON in May 2019.  We will measure the retained eGFR benefit versus placebo at 52 weeks after treatment on study drug for 48 weeks and a four-week withdrawal of drug.  After 52 weeks, patients will resume study drug and will continue on study drug for a second year.  The second-year retained eGFR benefit will be measured at Week 104.

PHOENIX, a Study in Patients with Rare Forms of CKD

PHOENIX was an open-label, multi-center Phase 2 trial evaluating the safety and efficacy of Bard in patients with ADPKD, IgAN, T1D CKD, or FSGS.  In aggregate, the prevalence of these diseases exceeds 700,000 patients in the United States, representing a meaningful market for Bard in rare forms of CKD.  A total of 103 patients were enrolled in the study in four separate cohorts, including 31 patients with ADPKD, 26 with IgAN, 28 with T1D CKD, and 18 with FSGS.  Patients were treated with Bard for 12 weeks in all four cohorts, and each cohort showed statistically significant increases in mean eGFR., with the mean change in eGFR from baseline across all four cohorts of 7.8 mL/min/1.73 m2 (n=103; p<0.0001).  Of the patients that reached Week 12, 88% experienced increases in eGFR at Week 12.  Bard significantly reduced mean systolic blood pressure by 3.8 mmHg (n=103; p=0.002) and mean diastolic blood pressure by 2.8mmHg (n=103; p=0.0009).  Urinary albumin excretion was low upon study entry and remained unchanged by Bard treatment (n=103; p=0.6).  The most commonly reported adverse event across all cohorts was muscle spasms, which were not associated with clinical signs or symptoms of muscle injury.  No SAEs were reported as related to Bard.

Based on the eGFR improvements observed in PHOENIX patients, we plan to pursue IgAN, T1D CKD, and FSGS as commercial indications.  We believe that registrational clinical trials similar to the design of the Phase 3 CARDINAL and FALCON trials with a two-year duration and a retained eGFR benefit endpoint after one and two years of treatment would be sufficient to form the basis of an NDA submission to the FDA seeking approval of Bard for the treatment of these forms of CKD.

Omav in FA

We are developing Omav for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder, which is normally diagnosed during adolescence and is caused by a mutation in the frataxin gene.  Patients with FA typically become dependent on wheelchairs 10 to 15 years after disease onset, with a median age of death in the mid-30s.  Patients with FA experience an average annual worsening, or increase, in modified Friedreich’s Ataxia Rating Scale (mFARS) scores of one to two points.  FA is an ultra-orphan disease that, based on literature and proprietary research, we believe affects approximately 22,000 people globally, including 6,000 in the United States.  Approximately 2,700 worldwide patients are identified in patient registries, including approximately 1,500 in the United States.  There are no currently approved therapies for the treatment of FA anywhere in the world.

MOXIe, a Study in Patients with FA

Our Phase 2 trial, called MOXIe, is a two-part, international, multi-center, randomized, double-blind, placebo-controlled registrational trial that studies the safety and efficacy of Omav in patients with FA.  In part 1 of MOXIe, at the optimal dose level of Omav, we noted the following at Week 12:

•

A statistically significant improvement, or decrease, in mFARS scores of 3.8 points (p=0.0001) versus baseline was observed.  This improvement represents approximately two years of average decline in MOXIe patient mFARS scores.

•	A placebo-corrected decrease in mFARS scores of 2.3 points (p=0.06) was observed. This improvement represents at least one year of average decline in MOXIe patient mFARS scores.
•	No safety concerns were noted by the data safety monitoring board (DSMB) that oversees the trial and reviews all safety data.

We are currently conducting the registrational part 2 of MOXIe.  The protocol allows for enrollment of approximately 100 patients randomized evenly to either 150 mg of Omav or placebo, and the trial has been fully enrolled with 103 patients.  The primary endpoint of part 2 of the trial is the change from baseline in mFARS score, a neurological and functional assessment tool, in patients treated with Omav compared to placebo at 48 weeks. The FDA has provided us with guidance that an analysis of mFARS scores demonstrating an improvement versus placebo after 48 weeks of Omav treatment may support an NDA submission for accelerated or full approval of Omav for the treatment of FA.  We expect to have top-line data from MOXIe available in the second half of 2019.  No safety concerns have been reported by the DSMB.

Bard in Connective Tissue Disease Associated Pulmonary Arterial Hypertension

CATALYST, a Study in Patients with CTD-PAH

We are studying Bard in CTD-PAH, which is a late and often fatal manifestation of many types of autoimmune disease, including systemic sclerosis (scleroderma), systemic lupus erythematosus, mixed connective tissue disease, and others.  CTD-PAH is a subset of PAH, which results in a progressive increase in pulmonary vascular resistance, ultimately leading to right ventricular heart failure and death.  Based on literature and proprietary research, we believe there are approximately 12,000 patients with CTD-PAH in the United States and 50,000 worldwide.

In comparison to patients with the idiopathic form of PAH (I-PAH), patients with CTD-PAH generally have a worse prognosis and experience a higher occurrence of small vessel fibrosis and pulmonary veno-obstructive diseases.  CTD-PAH represents approximately 30% of the overall PAH population and approximately 10 to 15% of patients with scleroderma or lupus erythematosus. Patients with CTD-PAH are less responsive to existing vasodilator therapies than patients with I-PAH and have a five-year survival rate of approximately 44%, in contrast with a five-year survival rate of approximately 68% for patients with I-PAH.  Currently approved therapies, all systemic vasodilators, are used to treat all etiologies of PAH.  By a meta-analysis of 11 registrational trials comprised of more than 2,700 patients, the currently approved therapies were shown to be less beneficial for patients with CTD-PAH compared to patients with I-PAH as measured by 6-minute walk distance (6MWD) responses in patients with CTD-PAH of 9.6 meters, or approximately one-third, compared to the responses in patients with I-PAH of 30 meters.  Bard is an Nrf2 activator, not a systemic vasodilator, and directly targets the bioenergetic and inflammatory components of PAH.  Additionally, because Bard does not have systemic hemodynamic effects or cause drug-drug interactions in patients with PAH, it may be used in combination with other therapies to a greater incremental effect than an additional vasodilator.

Initial results from our Phase 2 LARIAT trial in patients with PAH showed that Bard provided the greatest improvement in 6MWD to patients with CTD-PAH.  Patients with CTD-PAH treated with Bard demonstrated a statistically significant increase of 38.2 meters (p<0.001) in mean 6MWD compared to baseline and a placebo-corrected change in 6MWD of 28.4 meters (p=0.07).  Further analysis of data from patients with CTD-PAH who would be eligible for inclusion in our Phase 3 trial, CATALYST, demonstrated a statistically significant increase of 42.7 meters (p<0.001) in mean 6MWD compared to baseline and a placebo-corrected change in 6MWD of 48.5 meters (p=0.005).

We are currently conducting CATALYST, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial that studies the safety and efficacy of Bard in patients with CTD-PAH when added to standard-of-care therapy.  The protocol includes 200 patients with CTD-PAH, and we expect to have top-line data from the CATALYST trial in the first half of 2020.  Data from CATALYST demonstrating an improvement in 6MWD versus placebo may support an NDA submission for approval of Bard for the treatment of CTD-PAH.  No safety concerns have been reported by the DSMB that oversees the trial and reviews all data.

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

Financial Operations Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KHK, from sales of our securities, and secured loans.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KHK and reimbursements of expenses under the terms of our agreement with KHK.  We have incurred losses in each year since our inception, other than in 2014.  As of March 31, 2019, we had $313.1 million of cash and cash equivalents and an accumulated deficit of $449.5 million.  We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payments from our collaborators, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, and seek regulatory approval for, our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Our license and milestone revenue has been generated primarily from our license agreement with KHK, our license agreement with AbbVie, and our collaboration agreement with AbbVie and consists of upfront payments and milestone payments.  License revenue recorded with respect to the KHK agreement, the AbbVie License Agreement, and the AbbVie Collaboration Agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, license revenue associated with upfront, non-refundable license payments received under the license and collaboration agreements with AbbVie and KHK are deferred and recognized ratably over the expected term of the performance obligations under the agreements.  The AbbVie Collaboration Agreement and the KHK agreement extend through 2021, and 2026, respectively.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through March 31, 2019, we have incurred a total of $672.9 million in research and development expense, the majority of which relates to the development of Bard and Omav.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

Research and development expenses include:

•	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
•	expenses incurred under contract research agreements and other agreements with third parties;
•	employee and consultant-related expenses, which include salaries, benefits, travel, and stock-based compensation;
•	laboratory and vendor expenses related to the execution of preclinical and non-clinical studies and clinical trials;
•	the cost of acquiring, developing, manufacturing, and distributing clinical trial materials;
•	the cost of development, scale up and process validation activities to support product registration; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supply costs.

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

Currently, KHK is not participating in the development of Bard in CTD-PAH, ADPKD, or other rare kidney diseases but is reimbursing us the majority of the costs for our registrational trial in CKD caused by Alport syndrome in Japan.  The Company’s expenses were reduced by $0.3 million for KHK’s share of the study costs for the three months ended March 31, 2019.

The following table summarizes our research and development expenses incurred:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
	(in thousands)
Bardoxolone methyl	$8,679	$9,790
Omaveloxolone	5,803	2,581
RTA 901	337	384
RTA 1701	328	961
Other research and development expenses	10,967	7,691
Total research and development expenses	$26,114	$21,407

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018 (unaudited)

The following table sets forth our results of operations for the three months ended March 31, 2019:

	2019	2018	Change $	Change %
	(unaudited)
	(in thousands)
Collaboration revenue
License and milestone	$7,726	$32,168	$(24,442)	(76)
Other revenue	44	224	(180)	(80)
Total collaboration revenue	7,770	32,392	(24,622)	(76)
Expenses
Research and development	26,114	21,407	4,707	22
General and administrative	10,038	6,628	3,410	51
Depreciation and amortization	170	101	69	68
Total expenses	36,322	28,136	8,186	29
Other income (expense)
Investment income	1,797	335	1,462	436
Interest expense	(2,397)	(509)	(1,888)	(371)
Total other income (expense)	(600)	(174)	(426)	(245)
(Loss) income before taxes on income	(29,152)	4,082	(33,234)	(814)
Provision for taxes on income	2	—	2	100
Net (loss) income	$(29,154)	$4,082	$(33,236)	(814)

Revenue

License and milestone revenue represented approximately 99% of total revenue for the three months ended March 31, 2019 and 2018.  License and milestone revenue decreased by $24.4 million, or 76%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The decrease was primarily due to revenue recognized related to variable consideration that was no longer constrained and was included in the transaction price under the KHK agreement for the three months ended March 31, 2018.

Other revenue decreased by $0.2 million or 80%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a decrease in reimbursements of expenses from KHK for expenses incurred.

The following table summarizes the sources of our revenue for the three months ended March 31:

	2019	2018
	(unaudited)
	(in thousands)
License and milestone
AbbVie collaboration agreement	$6,570	$6,570
KHK agreement	1,156	25,598
Total license and milestone	7,726	32,168
Other revenue	44	224
Total collaboration revenue	$7,770	$32,392

Research and Development Expenses

Research and development expenses increased by $4.7 million, or 22%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.  The increase was primarily due to $1.3 million in increased scale up and process validation activities to support product registration and startup activities for FALCON and the extension trial for CARDINAL, offset by decreases in clinical expenses, as well as increases of $2.4 million in personnel and equity compensation expense to support growth of our development activities, and $0.6 million in medical affairs activities.

Research and development expenses, as a percentage of total expenses, was 72% and 76% for the three months ended March 31, 2019 and 2018, respectively.  The decrease in the ratio of research and development expenses to total expenses of 4% was primarily due to a proportionately larger increase in general and administrative costs for additional headcount and office space to support the growth of our operations.

General and Administrative Expenses

General and administrative expenses increased by $3.4 million, or 51%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The increase was primarily due to $2.2 million in personnel and equity compensation expenses and $0.6 million in office rent expense to support growth in our development activities and $0.2 million in commercial research activities.

General and administrative expenses, as a percentage of total expenses, was 28% and 24%, for the three months ended March 31, 2019 and 2018, respectively.  The increase of 4% was primarily due to additional headcount and office space to support the growth of our operations.

Investment Income

Investment income increased by $1.5 million, or 436%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to investment and interest income earned on higher balances of cash and cash equivalents.

Interest Expense

Interest expense increased by $1.9 million, or 371%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to increased interest charges associated with additional borrowings under our Restated Loan Agreement entered in June 2018.

Provision for Taxes on Income

Provision for taxes on income was immaterial for the three months ended March 31, 2019 and 2018.

Cash-based Operating Expenses (non-GAAP) for the Three Months ended March 31, 2019

Total expenses (GAAP) for the three months ended March 31, 2019 and March 31, 2018 were $36.3 million and $28.1 million, respectively. Our cash-based operating expenses (a non-GAAP measure calculated as total expenses, less stock-based compensation expense and depreciation expense) were $31.9 million and $25.6 million for the three months ended March 31, 2019 and 2018, respectively.

Total expenses (GAAP) were $36.3 million and $33.4 million for the quarters ended March 31, 2019 and December 31, 2018, respectively.  Cash-based operating expenses for the quarters ended March 31, 2019 and December 31, 2018 were $31.9 million and $30.5 million, respectively.  Cash-based operating expenses for the three months ended December 31, 2018 included the additional sublicense fees and other expenses from the achievement of the KHK milestone. We expect our cash-based operating expenses to continue to increase in the future as we advance Bard and Omav through ongoing and future clinical trials, scale manufacturing for registrational and validation purposes, advance other product candidates into mid and later stage clinical trials, expand our product candidate portfolio, increase both our research and development and administrative personnel, and plan for commercialization of our product candidates.

We believe cash-based operating expenses, in addition to GAAP financial measures, provides a meaningful measure of our ongoing business and operating performance, by allowing investors to analyze our financial results similarly to how management analyzes our financial results by viewing period expense totals more indicative of effort directly expended to advance the business and our product candidates. The table below reconciles cash-based operating expenses to total expenses as reported on the Unaudited Consolidated Statements of Operations for the three months ended:

	2019	2018
	March 31	December 31	September 30	June 30	March 31
	(in thousands)
Total expenses - GAAP	$36,322	$33,373	$34,735	$34,223	$28,136
Stock-based compensation expense	(4,227)	(2,768)	(2,745)	(2,552)	(2,485)
Depreciation	(170)	(120)	(105)	(105)	(101)
Cash-based operating expenses - Non-GAAP	$31,925	$30,485	$31,885	$31,566	$25,550

Change from previous quarter	$1,440	$(1,400)	$319	$6,016	$961
Percentage change from previous quarter	5%	-4%	1%	24%	4%

For additional information about our non-GAAP financial measure, see “Non-GAAP Financial Measure” below.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, and secured loans.  Through March 31, 2019, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $780.0 million from payments under license and collaboration agreements. We also obtained $402.3 million in net proceeds from our IPO and follow-on offerings of our Class A common stock, and $77.2 million in net proceeds from our Restated Loan Agreement.  We have not generated any revenue from the sale of any products.  As of March 31, 2019, we had available cash and cash equivalents of approximately $313.1 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the three months ended March 31 set forth below:

	2019	2018
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,732)	$(24,021)
Investing activities	(1,160)	(151)
Financing activities	5,158	329
Net change in cash and cash equivalents	$(24,734)	$(23,843)

Operating Activities

Net cash used in operating activities was $28.7 million for the three months ended March 31, 2019, consisting primarily of a net loss of $29.2 million adjusted for non-cash items including stock-based compensation expense of $4.2 million, depreciation and amortization expense of $0.5 million, and a net increase in operating assets and liabilities of $4.2 million.  The significant items in the change in operating assets that impacted our use of cash in operations include increases in accrued direct research and other current and long-term liabilities of $3.9 million due to manufacturing activities related to clinical trials and personnel-related activities and a decrease in deferred revenue of $7.7 million.  The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, which resulted in recognition of $7.7 million of license and milestone revenue.

Net cash used in operating activities was $24.0 million for the three months ended March 31, 2018, consisting primarily of net income of $4.1 million adjusted for non-cash items including stock-based compensation expense of $2.5 million, depreciation and amortization expense of $0.1 million, and a net decrease in operating assets and liabilities of $30.7 million.  The significant items in the change in operating assets and liabilities include an increase of prepaid expenses, other current assets, and other assets of $25.2 million primarily due to a contract asset related to a milestone payment we partially recognized in accordance with Topic 606 that we received later in 2018, a decrease in accounts payable of $1.1 million due to timing of vendor payments, an increase in accrued direct research and other current liabilities of $2.6 million due to clinical trial activities, and a decrease in deferred revenue of $7.1 million. The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KHK, which resulted in recognition of $7.1 million of license and milestone revenue.

Investing Activities

Net cash used in investing activities consisted of purchases and sales of property and equipment.  Net cash used in investing activities for the three months ended March 31, 2019 and 2018 were not significant.

Financing Activities

Net cash provided by financing activities was $5.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, and were primarily due to option exercises.

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

On June 14, 2018, we amended and restated our Loan Agreement.  Under our Restated Loan Agreement, the Term A Loan was increased from $20.0 million to $80.0 million, of which Reata borrowed an additional $60.0 million on June 14, 2018, which resulted in an outstanding principal balance of $80.0 million under the Term A Loan at June 14, 2018.  We may, at our sole discretion, borrow additional $45.0 million under the Term B Loan, upon the achievement, of one of two milestones by the earlier of 30 days after the achievement of a milestone or December 31, 2019.  If we borrow under the Term B Loan, we expect to incur additional related interest expense.

In November 2017, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which they may offer and sell up to $50 million of our Class A common stock from time to time in at-the-market transactions as stated in the prospectus supplement filed with the SEC pursuant to Rule 424(b)(5), dated as of November 9, 2017.  To date, no sales have been made under the Company’s at-the-market offering program.

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

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings, commercial loans, and collaboration or license transactions.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates.  If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock.  If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt could be secured by some or all of our assets.  Any of these events could significantly harm our business, financial condition, and prospects.  For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Contractual Obligations and Commitments

As of March 31, 2019, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K for year ended December 31, 2018.

Below are our contractual obligations as of March 31, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(unaudited)
	(in thousands)
Operating lease obligations	$2,707	$4,484	$—	$7,191
Outstanding secured term loan	—	48,889	31,111	80,000
Total contractual obligations	$2,707	$53,373	$31,111	$87,191

Clinical Trials

As of March 31, 2019, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

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

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.  During the quarter ended March 31, 2019 we adopted Topic 842.  As a result of this adoption, we updated our Leases policies.  There have been no other changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Non-GAAP Financial Measures

In addition to the U.S. GAAP financial measures, this Quarterly Report on Form 10-Q includes cash-based operating expenses, a non-GAAP financial measure, which the Company defines as total expenses excluding stock-based compensation expense and depreciation expense.  A reconciliation of this non-GAAP financial measure to its most directly comparable U.S. GAAP financial measure is included in “—Results of Operations—Cash-based Operating Expenses (non-GAAP) for the Three Months ended March 31, 2019” above.

Non-GAAP financial measures should be considered in addition to, not in isolation or as a substitute for, U.S. GAAP financial measures.  In addition, our non-GAAP financial measure may differ from similarly named measures used by other companies.  You should carefully evaluate our non-GAAP financial measure, the adjustments included in our non-GAAP financial measure and the reasons we consider it appropriate for analysis supplemental to our GAAP information. This non-GAAP financial measure has important limitations as an analytical tool due to the exclusion of some but not all items that affect the most directly comparable GAAP financial measure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $313.1 million at March 31, 2019, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We also have interest rate exposure as a result of our Term A Loan.  As of March 31, 2019, the outstanding principal amount of our Term A Loan was $80.0 million.  Our Term A Loan bears interest at a floating per annum rate calculated as 7.79% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 1.91%, with a minimum rate of 9.7% and a maximum rate of 12.29%.  Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term A Loan.  An increase of 100 basis points in interest rates would increase expense by approximately $0.8 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our businesses, financial condition, or future results.  Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.  There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Reata Pharmaceuticals, Inc. Second Amended and Restated Long Term Incentive Plan.

10.2*	Stock Option Agreement.

10.3*	Notice of stock option grant forms for employees and director/consultant.

10.4+

Notice of Stock Option Grant for employees and directors/consultants (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 (File No. 1-37785), filed with the SEC on February 28, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2019	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Jason D. Wilson
Name:	Jason D. Wilson
Title:	Chief Financial Officer