Form 10-Q
period 2019-06-30
REATA PHARMACEUTICALS INC
filed 2019-08-08
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 24,481,663 shares of Class A common stock, $0.001 par value per share, and 5,624,681 shares of Class B common stock, $0.001 par value per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements.  Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q under “Part II, Item 1A. Risk Factors.”  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Abbreviated Term	Defined Term
6MWD	6-minute walk distance
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
ANCOVA	Analysis of Covariance
ASU	Accounting Standards Update
Bard	Bardoxolone methyl
CGIC	Clinician Global Impression of Change
CKD	Chronic kidney disease
CRO	Contract research organization
CTD-PAH	Pulmonary arterial hypertension associated with connective tissue disease
DMC	Data monitoring committee
DSMB	Data safety monitoring board
eGFR	Estimated glomerular filtration rate
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GFR	Glomerular filtration rate
IgAN	IgA nephropathy
I-PAH	Idiopathic form of PAH
IPO	Initial public offering
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act
KKC	Kyowa Kirin Co., Ltd. (formerly KHK or Kyowa Hakko Kirin Co., Ltd.)
mFARS	Modified Friedreich’s Ataxia Rating Scale
NDA	New Drug Application
Omav	Omaveloxolone
PAH	Pulmonary arterial hypertension
PGIC	Patient Global Impression of Change
Retained eGFR	eGFR change after a four-week withdrawal of drug
SAE	Serious adverse event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	Securities and Exchange Commission
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD
UACR	Urinary albumin-to-creatinine ratio

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$280,449	$337,790
Prepaid expenses and other current assets	6,762	4,483
Total current assets	287,211	342,273
Property and equipment, net	2,814	1,445
Other assets	10,463	1,490
Total assets	$300,488	$345,208
Liabilities and stockholders’ (deficit) equity
Accounts payable	4,361	4,473
Accrued direct research liabilities	20,871	15,416
Other current liabilities	11,056	4,696
Current portion of deferred revenue	31,421	31,335
Total current liabilities	67,709	55,920
Other long-term liabilities	7,594	524
Term loan, net of current portion and debt issuance costs	79,897	79,219
Deferred revenue, net of current portion	178,761	194,386
Total noncurrent liabilities	266,252	274,129
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 24,466,407 and 24,000,683 shares at June 30, 2019 and December 31, 2018	24	24
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 5,631,527 and 5,728,175 shares at June 30, 2019 and December 31, 2018	6	6
Additional paid-in capital	450,354	435,452
Accumulated deficit	(483,857)	(420,323)
Total stockholders’ (deficit) equity	(33,473)	15,159
Total liabilities and stockholders’ (deficit) equity	$300,488	$345,208

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaboration revenue
License and milestone	$7,813	$7,519	$15,539	$39,686
Other revenue	20	52	64	276
Total collaboration revenue	7,833	7,571	15,603	39,962
Expenses
Research and development	29,554	23,429	55,668	44,835
General and administrative	11,706	10,689	21,744	17,317
Depreciation	232	105	401	206
Total expenses	41,492	34,223	77,813	62,358
Other income (expense)
Investment income	1,705	357	3,502	693
Interest expense	(2,413)	(903)	(4,810)	(1,413)
Loss on extinguishment of debt	—	(1,007)	—	(1,007)
Other income (expense)	7	—	7	—
Total other income (expense)	(701)	(1,553)	(1,301)	(1,727)
Loss before taxes on income	(34,360)	(28,205)	(63,511)	(24,123)
Provision for taxes on income	20	6	23	6
Net loss	$(34,380)	$(28,211)	$(63,534)	$(24,129)
Net loss per share—basic and diluted	$(1.14)	$(1.08)	$(2.12)	$(0.92)
Weighted-average number of common shares used in net loss per share basic and diluted	30,069,048	26,178,793	29,950,241	26,167,033

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

	Three Months Ended June 30, 2018
	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at March 31, 2018	19,991,082	$20	6,171,517	$7	$192,962	$(2)	$(335,688)	$(142,701)
Net loss	—	—	—	—	—	—	(28,211)	(28,211)
Compensation expense related to stock options	—	—	—	—	2,552	—	(14)	2,538
Exercise of options	—	—	43,259	(1)	493	—	—	492
Proceeds from payments of shareholder promissory notes					6	2		8
Conversion of common stock Class B to Class A	253,593	—	(253,593)	—	—	—	—	—
Balance at June 30, 2018	20,244,675	$20	5,961,183	$6	$196,013	$—	$(363,913)	$(167,874)

	Six Months Ended June 30, 2018
	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at December 31, 2017	19,975,340	$20	6,166,166	$7	$190,145	$(2)	$(337,143)	$(146,973)
Net loss	—	—	—	—	—	—	(24,129)	(24,129)
Compensation expense related to stock options	—	—	—	—	5,037	—	(7)	5,030
Exercise of options	—	—	64,352	(1)	825	—	—	824
Proceeds from payments of shareholder promissory notes					6	2		8
Conversion of common stock Class B to Class A	269,335	—	(269,335)	—	—	—	—	—
Adoption of new accounting guidance	—	—	—	—	—	—	(2,634)	(2,634)
Balance at June 30, 2018	20,244,675	$20	5,961,183	$6	$196,013	$—	$(363,913)	$(167,874)

	Three Months Ended June 30, 2019
	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at March 31, 2019	24,403,477	$24	5,639,666	$6	$444,837	$—	$(449,477)	$(4,610)
Net loss	—	—	—	—	—	—	(34,380)	(34,380)
Compensation expense related to stock options	—	—	—	—	4,483	—	—	4,483
Exercise of options	—	—	54,791	—	1,034	—	—	1,034
Conversion of common stock Class B to Class A	62,930	—	(62,930)	—	—	—	—	—
Balance at June 30, 2019	24,466,407	$24	5,631,527	$6	$450,354	$—	$(483,857)	$(33,473)

	Six Months Ended June 30, 2019
	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at December 31, 2018	24,000,683	$24	5,728,175	$6	$435,452	$—	$(420,323)	$15,159
Net loss	—	—	—	—	—	—	(63,534)	(63,534)
Compensation expense related to stock options	—	—	—	—	8,710	—	—	8,710
Exercise of options	—	—	369,076	—	6,085	—	—	6,085
Conversion of common stock Class B to Class A	465,724	—	(465,724)	—	—	—	—	—
Other shareholder transactions	—	—	—	—	107	—	—	107
Balance at June 30, 2019	24,466,407	$24	5,631,527	$6	$450,354	$—	$(483,857)	$(33,473)

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(63,534)	$(24,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	401	206
Amortization of debt issuance costs	678	210
Stock-based compensation expense	8,710	5,037
Loss on extinguishment of debt	—	1,007
Changes in operating assets and liabilities:
Amounts earned or due from collaboration agreements	933	(29,438)
Prepaid expenses and other current assets	(3,212)	(969)
Other assets	8	13
Accounts payable	312	46
Accrued direct research and other current and long-term liabilities	9,802	8,275
Deferred revenue	(15,539)	(9,686)
Net cash used in operating activities	(61,441)	(49,428)
Investing activities
Purchases of property and equipment	(2,092)	(268)
Net cash used in investing activities	(2,092)	(268)
Financing activities
Proceeds from long-term debt	—	60,000
Payments on deferred issuance costs	—	(2,240)
Exercise of options	6,085	832
Other shareholder transactions	107	—
Net cash provided by financing activities	6,192	58,592
Net (decrease) increase in cash and cash equivalents	(57,341)	8,896
Cash and cash equivalents at beginning of year	337,790	129,780
Cash and cash equivalents at end of period	$280,449	$138,676
Supplemental disclosures
Cash paid for interest	$4,153	$1,354
Purchases of equipment in accounts payable and other current liabilities	$170	$41
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$8,981	$—

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

The Company’s mission is to develop innovative therapies that change patients’ lives for the better.  The Company focuses on developing small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  The Company’s lead product candidates, bardoxolone methyl (Bard) and omaveloxolone (Omav), activate the transcription factor Nrf2, which plays an important role in regulating the cellular response to injury.  By activating Nrf2, Bard and Omav normalize mitochondrial function, restore redox balance, and resolve inflammation.  The Company has fully enrolled two registrational clinical trials: CARDINAL, studying Bard in chronic kidney disease (CKD) caused by Alport syndrome, and MOXIe, studying Omav in Friedreich’s ataxia (FA).  CKD caused by Alport syndrome and FA are rare, serious diseases with no approved therapy.  The Company designed CARDINAL and MOXIe based on the results of earlier clinical studies and guidance from the FDA on a potential path to approval.  The Company expects to have top-line data from both of these clinical trials in the second half of 2019.  With each of these indications, FDA approval may provide expansion opportunities into other related indications.  The Company is also conducting two additional registrational trials, CATALYST, to study Bard in patients with a rare and serious form of pulmonary arterial hypertension caused by connective tissue disease (CTD-PAH) and FALCON, to study Bard in patients with autosomal dominant polycystic kidney disease (ADPKD).  The Company expects to have top-line data from CATALYST during the first half of 2020 and initiated enrollment in FALCON in May 2019.  The Company expects its current cash to fund its operations through data readouts for CARDINAL, MOXIe, and CATALYST.  In addition to its lead programs, the Company is currently exploring a battery of additional clinical and preclinical programs in diseases that may include meaningful expansion opportunities for Bard and Omav.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

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

Leases

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the unique facts and circumstances present in that arrangement. Lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized at the lease commencement date based on the present value of lease payments over the lease term calculated using its incremental borrowing rate based on the information available at commencement unless the implicit rate is readily determinable.  Lease assets also include upfront lease payments, lease incentives paid, and direct costs incurred and exclude lease incentives received.  The lease term used to calculate the lease assets and related lease liabilities includes the options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term as an operating expense while the expense for finance leases is recognized as depreciation expense over the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

The Company will account for each separate lease component separately from the nonlease components.  The depreciable life of lease assets and leasehold improvements is limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of its exercise.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expenses for these short-term leases and operating leases are recognized on a straight-line basis over the lease term.

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

As a result of implementing Topic 842, the Company recognized an operating lease right-of-use asset of $1,544,000 and an operating lease liability of $1,659,000 on January 1, 2019, with no impact on its beginning retained earnings, consolidated statements of operations, or cash flows.  See Note 5, Leases, for further details.

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

The up-front payment and the Company’s collaboration on research, development, and commercialization are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2026, which is the estimated minimum period that is needed to complete the performance obligations under the terms of the AbbVie Collaboration Agreement.  The Company began recognizing revenue related to the up-front payment upon execution of the agreement. During the three months ended June 30, 2019 and 2018, the Company recognized approximately $6,644,000, and during the six months ended June 30, 2019 and 2018, recognized $13,214,000, as collaboration revenue.  As of June 30, 2019, the Company recorded deferred revenue totaling approximately $198,430,000 of which approximately $26,720,000 is reflected as the current portion of deferred revenue.

KKC

In December 2009, the Company entered a license agreement with Kyowa Kirin Co., Ltd. (KKC) (the KKC agreement), which granted KKC an exclusive license to develop and commercialize Bard in the licensed territory.  The Company received a nonrefundable, up-front license fee of $35,000,000 in 2009 and regulatory milestones totaling $45,000,000 in 2010, 2012, and 2018 and could receive additional regulatory milestones of $52,000,000 and commercial milestones of $140,000,000, as well as tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KKC in the licensed territory.

The up-front payment and regulatory milestones are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2021, which is the estimated minimum period that is needed to complete the deliverables under the terms of the KKC agreement.  The Company began recognizing revenue related to the up-front payment upon execution of the agreement. During the three months ended June 30, 2019 and 2018, the Company recognized approximately $1,169,000 and $875,000, respectively, and during the six months ended June 30, 2019 and 2018, recognized $2,325,000 and $26,472,000, respectively, as collaboration revenue.  As of June 30, 2019, the Company recorded deferred revenue totaling approximately $11,752,000 of which approximately $4,701,000 is reflected as the current portion of deferred revenue.

4. Term Loan

On June 14, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (Restated Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (collectively, the Lenders), which amended and restated the Loan and Security Agreement entered into among Reata and the Lenders on March 31, 2017, as amended on November 3, 2017 (Loan Agreement).

Under the Restated Loan Agreement, the Term A Loan was increased to $80,000,000, and the Term B Loan availability was increased to $45,000,000, available to be drawn within 30 days, but no later than December 31, 2019, after the achievement of one of two milestones.  If the Company is entitled to draw the Term B Loan but does not draw the Term B Loan by December 31, 2019, the Company is obligated to pay a non-utilization fee of $450,000.

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

As of June 30, 2019, the Company had $80,000,000 outstanding under the Term A Loan, which was recorded at its initial carrying value of $80,000,000, less unamortized discount and debt issuance costs of approximately $5,303,000.  In connection with the Term A Loan, the discount and debt issuance costs were recorded as a reduction to debt on its balance sheet and are being accreted to interest expense over the life of the Term A Loan.  Additionally, the final exit fee of approximately $5,200,000 is being accrued over the life of the Term A Loan through interest expense.  The Term A Loan has a current effective interest rate of 10.98% before debt issuance costs and final exit fee and 13.53% including debt issuance costs and final exit fee.  The Company is in compliance with all covenants under the Restated Loan Agreement as of June 30, 2019.

The future principal payments by fiscal year for the Company’s Term A Loan:

As of June 30, 2019
(in thousands)
2019 (remaining six months)	$—
2020	15,555
2021	26,667
2022	26,667
2023	11,111
$80,000

5. Leases

The Company’s corporate headquarters are located in Irving, Texas, where it leases approximately 34,890 square feet of office and laboratory space. In February 2019, the Company commenced a lease for approximately 122,000 square feet of additional office space in Plano, Texas.

The Company’s leases have remaining contractual terms of up to approximately 36 months, which includes the options to extend the leases for up to one year.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

At June 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.3% and 2.8 years, respectively.  During the six months ended June 30, 2019, cash paid for amounts included for the measurement of lease liabilities was $952,000. During the three and six months ended June 30, 2019 the Company recorded operating lease expense of $919,000 and $1,578,000, respectively.  The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities in the consolidated statements of cash flows.

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	As of June 30, 2019
		(in thousands)
Non-current right-of-use assets	Other assets	$8,981
Current lease liabilities	Other current liabilities	2,568
Non-current lease liabilities	Other long-term liabilities	7,094

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of June 30, 2019
(in thousands)
2019 (remaining six months)	$1,434
2020	3,999
2021	4,090
2022	1,178
Total lease payments	10,701
Less: Imputed interest	(1,039)
Present value of lease liabilities	$9,662

6. Income Taxes

The Company’s effective tax rate varies with the statutory rate due primarily to the impact of nondeductible stock-based compensation and the changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  The Company’s deferred tax assets have been fully offset by a valuation allowance at June 30, 2019, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

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

7. Stock-Based Compensation

Stock Options

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$1,659	$974	$3,350	$1,935
General and administrative	2,824	1,578	5,360	3,102
	$4,483	$2,552	$8,710	$5,037

The following table summarizes stock option activity as of June 30, 2019, and changes during the six months ended June 30, 2019, under the Second Amended and Restated Long Term Incentive Plan and standalone option agreements:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2019	3,320,571	21.20
Granted	1,160,233	60.53
Exercised	(369,076)	16.49
Forfeited	(265,854)	33.02
Expired	—	—
Outstanding at June 30, 2019	3,845,874	32.79
Exercisable at June 30, 2019	1,563,869	21.13

The total intrinsic value of all outstanding options and exercisable options at June 30, 2019 was $236,740,000 and $114,501,000, respectively.

8. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Numerator
Net loss	$(34,380)	$(28,211)	$(63,534)	$(24,129)
Denominator
Weighted-average number of common shares used in net loss per share – basic	30,069,048	26,178,793	29,950,241	26,167,033
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	30,069,048	26,178,793	29,950,241	26,167,033
Net loss per share – basic	$(1.14)	$(1.08)	$(2.12)	$(0.92)
Net loss per share – diluted	$(1.14)	$(1.08)	$(2.12)	$(0.92)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 3,845,874 and 3,337,509 shares for the six months ended June 30, 2019 and 2018, respectively.

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

Our lead registrational programs are evaluating our product candidates for the treatment of four rare diseases: CKD caused by Alport syndrome in our CARDINAL study, FA in our MOXIe study, CTD-PAH in our CATALYST study, and ADPKD in our FALCON study.  We have fully enrolled CARDINAL and MOXIe and expect to have top-line data from both of these clinical trials in the second half of 2019.  We expect to complete enrollment of CATALYST this year and have top-line data during the first half of 2020.  We began enrollment of FALCON in May 2019.  If we receive FDA approval for any of these indications, it may provide expansion opportunities into other related indications.  We have received orphan drug designation from the FDA and the European Commission for Bard for the treatment of Alport syndrome and for Omav for the treatment of FA and from the FDA for Bard for the treatment of PAH and ADPKD.

The chart below is a summary of our current registrational programs:

Registrational Programs
Program	Next Expected Milestone	Timing of Milestone
CKD caused by Alport syndrome	Phase 3 Data	2H 2019
Bard
Friedreich’s ataxia	Phase 2 Part 2 Data	2H 2019
Omav
CTD-PAH	Phase 3 Data	1H 2020
Bard
ADPKD	Completion of Enrollment	TBD
Bard

Bard in CKD Caused by Alport Syndrome and Additional Rare Forms of CKD

Bard has been evaluated in multiple clinical trials enrolling over 2,000 patients exposed to active drug and has demonstrated consistent, clinically meaningful improvement in kidney function across several disease states as measured by estimated glomerular filtration rate (eGFR) and other markers of kidney function.  Specifically, we have observed statistically significant increases in eGFR in all Phase 2 and Phase 3 clinical trials in seven distinct patient populations treated with Bard, including patients with PAH and CKD caused by type 2 diabetes (T2D CKD), Alport syndrome, ADPKD, IgA nephropathy (IgAN), type 1 diabetic  CKD (T1D CKD), and focal segmental glomerulosclerosis (FSGS).

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

We are developing Bard for the treatment of patients with CKD in the following settings:  Alport syndrome in our registrational CARDINAL study, ADPKD in our registrational FALCON study, and four rare forms of CKD in our Phase 2 PHOENIX study.  In addition, KKC, one of our strategic collaborators, is currently conducting its registrational trial of Bard in diabetic (type 1 and 2) kidney disease in Japan.  KKC completed patient enrollment in this trial in June 2019, with data expected in the first half of 2022.

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

The Phase 3 portion of CARDINAL is an international, multi-center, randomized, double-blind, placebo-controlled trial that is studying the safety and efficacy of Bard in patients with CKD caused by Alport syndrome.  We are currently conducting the Phase 3 portion of CARDINAL. The protocol allows for enrollment of approximately 150 patients randomized evenly to either Bard or placebo.  The FDA has provided us with guidance that an analysis of retained eGFR, demonstrating an improvement versus placebo after one year of Bard treatment, may support an NDA submission for accelerated approval of Bard for the treatment of CKD caused by Alport syndrome, and data demonstrating an improvement versus placebo in retained eGFR after two years of treatment may support full approval.  We expect to have one year top-line results available in the second half of 2019.  The analysis plan specifies analysis of covariance (ANCOVA) using off-treatment values as the analysis method for Week 52, and with 157 patients enrolled, the study could detect a placebo-corrected difference in change from baseline eGFR of approximately 2.5 mL/min/1.73m2. No safety concerns have been reported by the DMC.

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

We have initiated a registrational Phase 3 trial called FALCON in patients with ADPKD.  FALCON is an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of Bard in approximately 300 patients with ADPKD randomized one-to-one to active drug or placebo.  We began enrollment in FALCON in May 2019.  The FDA has provided us with guidance that, in patients with ADPKD, an analysis of retained eGFR, demonstrating an improvement versus placebo after one year of Bard treatment, may support an NDA submission for accelerated approval of Bard for the treatment of ADPKD, and data demonstrating an improvement versus placebo in retained eGFR after two years of treatment may support full approval.  We will measure the retained eGFR benefit versus placebo at 52 weeks after treatment on study drug for 48 weeks and a four-week withdrawal of drug.  After 52 weeks, patients will resume study drug and will continue on study drug for a second year.  The second-year retained eGFR benefit will be measured at Week 104.

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
•

Excluding pes cavus patients, a statistically significant improvement in mFARS scores of 4.4 points (p=0.01) relative to placebo was observed.  This improvement represents approximately two years of average decline in MOXIe patient mFARS scores.

•	No safety concerns were noted by the data safety monitoring board (DSMB) that oversees the trial and reviews all safety data.

We are currently conducting the registrational part 2 of MOXIe, and the trial has been fully enrolled with 103 patients.  The primary endpoint of the trial is the change from baseline in mFARS score, a neurological and functional assessment tool, in patients treated with Omav compared to placebo at 48 weeks. The FDA has provided us with guidance that an analysis of mFARS scores demonstrating an improvement versus placebo after 48 weeks of Omav treatment may support an NDA submission for Omav for the treatment of FA.

The FDA recently published draft guidance titled “Enhancing the Diversity of Clinical Trial Populations” that encourages sponsors to study broader participant groups as part of the secondary efficacy and safety analyses, even when the primary efficacy analysis population is narrowed.  In part 2 of MOXIe, we have included a predictive enrichment strategy that is consistent with the recommendations in the guidance.  Patients with pes cavus, a musculoskeletal foot deformity, may represent a different subtype of FA, having a different pathophysiology and clinical phenotype.  Analysis of Part 1 data showed that treatment with Omav did not significantly improve the key studied endpoint, mFARS, in patients with pes cavus.  The presence of pes cavus may interfere with the ability to perform assessments that require standing, walking or pedaling.  We included patients with pes cavus in the study to ensure that the broad FA population is represented even though these patients may be less likely to have a measurable response in mFARS.  As a predictive enrichment strategy, the primary analysis population for Part 2 efficacy is narrowed to the 83 patients enrolled without pes cavus.  As a result, the minimum detectable placebo-corrected difference in mFARS is approximately 1.3 points assuming similar variability to that observed in part 1 of MOXIe.  FDA has reviewed and provided guidance on our revised statistical analysis plan and the predictive enrichment strategy.

Safety and efficacy will be assessed descriptively for the broader participant group that includes all patients enrolled.  We expect to have top-line data from MOXIe available in the second half of 2019.  No safety concerns have been reported by the DSMB.

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

We are currently conducting CATALYST, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial that studies the safety and efficacy of Bard in patients with CTD-PAH when added to standard-of-care therapy.  The protocol includes 200 patients with CTD-PAH, and we expect to have top-line data from the CATALYST trial in the first half of 2020.  Data from CATALYST demonstrating an improvement in 6MWD versus placebo may support an NDA submission for approval of Bard for the treatment of CTD-PAH.  No safety concerns have been reported by the DSMB.

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

RTA 1701 is the lead product candidate from our proprietary series of RORγt inhibitors for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  RTA 1701 is an orally-bioavailable, RORγt-selective allosteric inhibitor that suppresses Th17 differentiation in vitro and demonstrates strong efficacy in rodent disease models of autoimmune disease.  RTA 1701 also potently suppresses production of IL-17A, a clinically important cytokine, in human immune cells and when dosed orally to non-human primates.  We have conducted a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 1701 in healthy adult volunteers.  No safety or tolerability concerns were reported, and we observed an acceptable pharmacokinetic profile.  We retain all rights to our RORγt inhibitors, which are not subject to any existing commercial collaborations.

Financial Operations Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KKC, from sales of our securities, and secured loans.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KKC and reimbursements of expenses under the terms of our agreement with KKC.  We have incurred losses in each year since our inception, other than in 2014.  As of June 30, 2019, we had $280.4 million of cash and cash equivalents and an accumulated deficit of $483.9 million.  We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payments from our collaborators, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, and seek regulatory approval for, our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Our license and milestone revenue has been generated primarily from our license agreement with KKC, our license agreement with AbbVie, and our collaboration agreement with AbbVie and consists of upfront payments and milestone payments.  License revenue recorded with respect to the KKC agreement, the AbbVie License Agreement, and the AbbVie Collaboration Agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, collaboration revenue associated with upfront, non-refundable license payments received under the license and collaboration agreements with AbbVie and KKC are deferred and recognized ratably over the expected term of the performance obligations under the agreements.  The AbbVie Collaboration Agreement and the KKC agreement extend through 2021, and 2026, respectively.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through June 30, 2019, we have incurred a total of $702.5 million in research and development expense, the majority of which relates to the development of Bard and Omav.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

Currently, KKC is not participating in the development of Bard in CTD-PAH, ADPKD, or other rare kidney diseases but is reimbursing us the majority of the costs for our registrational trial in CKD caused by Alport syndrome in Japan.  The Company’s expenses were reduced by $0.3 million for KKC’s share of the study costs for the six months ended June 30, 2019.

The following table summarizes our research and development expenses incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited; in thousands)
Bardoxolone methyl	$10,713	$11,266	$19,393	$21,056
Omaveloxolone	$5,676	4,707	11,479	7,288
RTA 901	$719	(117)	1,055	266
RTA 1701	$653	542	982	1,503
Other research and development expenses	$11,793	7,031	22,759	14,722
Total research and development expenses	$29,554	$23,429	$55,668	$44,835

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018 (unaudited)

The following table sets forth our results of operations for the three months ended June 30:

	2019	2018	Change $	Change %
	(in thousands)
Collaboration revenue
License and milestone	$7,813	$7,519	$294	4
Other revenue	20	52	(32)	(62)
Total collaboration revenue	7,833	7,571	262	3
Expenses
Research and development	29,554	23,429	6,125	26
General and administrative	11,706	10,689	1,017	10
Depreciation	232	105	127	121
Total expenses	41,492	34,223	7,269	21
Other income (expense)
Investment income	1,705	357	1,348	378
Interest expense	(2,413)	(903)	(1,510)	(167)
Loss on extinguishment of debt	—	(1,007)	1,007	100
Other income (expense)	7	—	7	100
Total other income (expense)	(701)	(1,553)	852	55
Loss before taxes on income	(34,360)	(28,205)	(6,155)	(22)
Provision for taxes on income	20	6	14	233
Net loss	$(34,380)	$(28,211)	$(6,169)	(22)

Collaboration Revenue

License and milestone revenue represented approximately 100% and 99% of total revenue for the three months ended June 30, 2019 and 2018, respectively.  License and milestone revenue during the three months ended June 30, 2019, was consistent with the three months ended June 30, 2018.

Other revenue was immaterial for the three months ended June 30, 2019 and 2018.

The following table summarizes the sources of our revenue for the three months ended June 30:

	2019	2018
	(in thousands)
License and milestone
AbbVie collaboration agreement	$6,644	$6,644
KKC agreement	1,169	875
Total license and milestone	7,813	7,519
Other revenue	20	52
Total collaboration revenue	$7,833	$7,571

Research and Development Expenses

Research and development expenses increased by $6.1 million, or 26%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.  The increase was primarily due to $2.8 million in increased personnel and equity compensation expenses to support growth of our development activities, $1.6 million in increased medical affairs and other research activities, and $1.3 million caused by two components: increased manufacturing to support product registration and startup activities for FALCON and the extension trials for our registrational programs, which were offset by decreased clinical expenses due to fully enrolled and completed studies.

Research and development expenses, as a percentage of total expenses, was 71% and 68% for the three months ended June 30, 2019 and 2018, respectively.  The increase of 3% was primarily due to increased personnel and equity compensation expenses to support growth in our development activities and increased medical affairs activities.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 10%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.  The increase was primarily due to $2.6 million in increased personnel and equity compensation expenses, $1.3 million in increased rent and office expenses to support growth in our development activities, and $0.4 million in increased professional fees due to audit, legal, and tax-related services, offset by a decrease of $3.6 million due to sublicense fees and other expenses from the achievement of a KKC milestone in 2018.

General and administrative expenses, as a percentage of total expenses, was 28% and 31%, for the three months ended June 30, 2019 and 2018, respectively.  The decrease of 3% was primarily due to decreased sublicense fees and other expenses related to the achievement of a KKC milestone in 2018 and to a larger increase in research and development activities.

Investment Income

Investment income increased by $1.3 million, or 378%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, due to investment and interest income earned on higher balances of cash and cash equivalents.

Interest Expense

Interest expense increased by $1.5 million, or 167%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, due to increased interest charges associated with additional borrowings under our Restated Loan Agreement entered in June 2018.

Provision for Taxes on Income

Provision for taxes on income was immaterial for the three months ended June 30, 2019 and 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018 (unaudited)

The following table sets forth our results of operations for the six months ended June 30:

	2019	2018	Change $	Change %
	(in thousands)
Collaboration revenue
License and milestone	$15,539	$39,686	$(24,147)	(61)
Other revenue	64	276	(212)	(77)
Total collaboration revenue	15,603	39,962	(24,359)	(61)
Expenses
Research and development	55,668	44,835	10,833	24
General and administrative	21,744	17,317	4,427	26
Depreciation	401	206	195	95
Total expenses	77,813	62,358	15,455	25
Other income (expense)
Investment income	3,502	693	2,809	405
Interest expense	(4,810)	(1,413)	(3,397)	(240)
Loss on extinguishment of debt	—	(1,007)	1,007	100
Other income (expense)	7	—	7	100
Total other income (expense)	(1,301)	(1,727)	426	25
Loss before taxes on income	(63,511)	(24,123)	(39,388)	(163)
Provision for taxes on income	23	6	17	283
Net loss	$(63,534)	$(24,129)	$(39,405)	(163)

Collaboration Revenue

License and milestone revenue represented approximately 100% and 99% of total revenue for the six months ended June 30, 2019 and 2018, respectively.  License and milestone revenue decreased by $24.1 million, or 61%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.  The decrease was primarily due to revenue recognized during 2018, which was related to variable consideration that was included in the transaction price for which we did not have a similar event during the six months ended June 30, 2019.

Other revenue decreased by $0.2 million or 77%, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to a decrease in reimbursements of expenses from KKC for expenses incurred.

The following table summarizes the sources of our revenue for the six months ended June 30:

	2019	2018
	(in thousands)
License and milestone
AbbVie collaboration agreement	$13,214	$13,214
KKC agreement	2,325	26,472
Total license and milestone	15,539	39,686
Other revenue	64	276
Total collaboration revenue	$15,603	$39,962

Research and Development Expenses

Research and development expenses increased by $10.8 million, or 24%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.  The increase was primarily due to $5.3 million in increased personnel and equity compensation expenses to support growth of our development activities, $2.5 million in increased medical affairs and other research activities, and $2.8 million caused by two components: increased manufacturing to support product registration and startup activities for FALCON and the extension trials for our registrational programs, which were offset by decreased clinical expenses due to fully enrolled and completed studies.

Research and development expenses, as a percentage of total expenses, was comparable to the prior period at 72% for the six months ended June 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million, or 26%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.  The increase was primarily due to $5.0 million in increased personnel and equity compensation expenses, $2.0 million in increased rent and office expenses to support growth in our development activities, and $0.5 million in increased professional fees due to audit, legal, and tax-related services, offset by decreased sublicense fees and other expenses related to the achievement of a KKC milestone in 2018.

General and administrative expenses, as a percentage of total expenses, was comparable to the prior period at 28% for the six months ended June 30, 2019 and 2018.

Investment Income

Investment income increased by $2.8 million, or 405%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, due to investment and interest income earned on higher balances of cash and cash equivalents.

Interest Expense

Interest expense increased by $3.4 million, or 240%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, due to increased interest charges associated with additional borrowings under our Restated Loan Agreement entered in June 2018.

Provision for Taxes on Income

Provision for taxes on income was immaterial for the six months ended June 30, 2019 and 2018.

Cash-based Operating Expenses (non-GAAP) for the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)

Total expenses (GAAP) were $41.5 million and $77.8 million for the three and six months ended June 30, 2019, respectively, compared to $34.2 million and $62.4 million for the three and six months ended June 30, 2018, respectively. Our cash-based operating expenses (a non-GAAP measure calculated as total expenses, less stock-based compensation expense and depreciation expense) were $36.8 million and $68.7 million for the three and six months ended June 30, 2019, respectively, compared to $31.6 million and $57.1 million for the three and six months ended June 30, 2018, respectively.

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

	2019		2018
	June 30	March 31	December 31	September 30	June 30	March 31
	(in thousands)
Total expenses - GAAP	$41,492	$36,322	$33,373	$34,735	$34,223	$28,136
Stock-based compensation expense	(4,483)	(4,227)	(2,768)	(2,745)	(2,552)	(2,485)
Depreciation	(232)	(170)	(120)	(105)	(105)	(101)
Cash-based operating expenses - Non-GAAP	$36,777	$31,925	$30,485	$31,885	$31,566	$25,550

Change from previous quarter	$4,852	$1,440	$(1,400)	$319	$6,016	$961
Percentage change from previous quarter	15%	5%	-4%	1%	24%	4%

For additional information about our non-GAAP financial measure, see “Non-GAAP Financial Measure” in Item 2.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, and secured loans.  Through June 30, 2019, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $780.0 million from payments under license and collaboration agreements. We also obtained $402.3 million in net proceeds from our IPO and follow-on offerings of our Class A common stock, and $77.2 million in net proceeds from our Restated Loan Agreement.  We have not generated any revenue from the sale of any products.  As of June 30, 2019, we had available cash and cash equivalents of approximately $280.4 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the six months ended June 30 (unaudited):

	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(61,441)	$(49,428)
Investing activities	(2,092)	(268)
Financing activities	6,192	58,592
Net change in cash and cash equivalents	$(57,341)	$8,896

Operating Activities

Net cash used in operating activities was $61.4 million for the six months ended June 30, 2019, consisting primarily of a net loss of $63.5 million adjusted for non-cash items including stock-based compensation expense of $8.7 million, depreciation and amortization expense of $1.1 million, and a net decrease in operating assets and liabilities of $7.7 million.  The significant items in the change in operating assets that impacted our use of cash in operations include increases in accrued direct research and other current and long-term liabilities of $9.8 million due to activities related to clinical trials and personnel-related activities, an increase in prepaid expenses and other current assets of $3.2 million due to increases in prepaid subscriptions and insurance premiums, and decreases in amounts earned or due from collaboration agreements of $0.9 million and deferred revenue of $15.5 million.  The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KKC, which resulted in recognition of $15.5 million of license and milestone revenue.

Net cash used in operating activities was $49.4 million for the six months ended June 30, 2018, consisting primarily of net loss of $24.1 million adjusted for non-cash items including stock-based compensation expense of $5.0 million, depreciation and amortization expense of $0.4 million, loss on extinguishment of debt of $1.0 million and a net increase in operating assets and liabilities of $31.7 million.  The significant items in the change in operating assets and liabilities include an increase in receivables from collaboration arrangements, prepaid expenses, other current assets, and other assets of $30.4 million primarily due to receivables from collaboration arrangements related to achievement of the KKC milestone, an increase in accrued direct research and other current and long-term liabilities of $8.3 million due clinical trial activities and sublicense fees and other expenses related to the KKC milestone, and a decrease in deferred revenue of $9.7 million.  The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KKC, which resulted in recognition of $39.7 million of license and milestone revenue.

Investing Activities

Net cash used in investing activities of $2.1 million for the six months ended June 30, 2019 were primarily due to capital expenditures in connection with an expansion of our office space and purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2018 was not significant.

Financing Activities

Net cash provided by financing activities of $6.2 million for the six months ended June 30, 2019 were primarily due to option exercises.

Net cash provided by financing activities was $58.6 million, primarily due to net proceeds of $57.8 million from our Restated Loan Agreement for the six months ended June 30, 2018.

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

On June 14, 2018, we amended and restated our Loan Agreement.  Under our Restated Loan Agreement, the Term A Loan was increased from $20.0 million to $80.0 million, of which Reata borrowed an additional $60.0 million on June 14, 2018, which resulted in an outstanding principal balance of $80.0 million under the Term A Loan at June 14, 2018.  We may, at our sole discretion, borrow an additional $45.0 million under the Term B Loan within 30 days, but no later than December 31, 2019, after the achievement, of one of two milestones.  If we borrow under the Term B Loan, we expect to incur additional related interest expense.

In November 2017, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which they may offer and sell up to $50.0 million of our Class A common stock from time to time in at-the-market transactions as stated in the prospectus supplement filed with the SEC pursuant to Rule 424(b)(5), dated as of November 9, 2017.  To date, no sales have been made under the Company’s at-the-market offering program.

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

Contractual Obligations and Commitments

As of June 30, 2019, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K for year ended December 31, 2018.

Below are our contractual obligations as of June 30, 2019 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(in thousands)
Operating lease obligations	$3,022	$3,454	$—	$6,476
Outstanding secured term loan	—	55,556	24,444	80,000
Total contractual obligations	$3,022	$59,010	$24,444	$86,476

Clinical Trials

As of June 30, 2019, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

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

Non-GAAP Financial Measures

In addition to the U.S. GAAP financial measures, this Quarterly Report on Form 10-Q includes cash-based operating expenses, a non-GAAP financial measure, which the Company defines as total expenses excluding stock-based compensation expense and depreciation expense.  A reconciliation of this non-GAAP financial measure to its most directly comparable U.S. GAAP financial measure is included in “—Results of Operations—Cash-based Operating Expenses (non-GAAP) for the three and six months ended June 30, 2019” above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $280.4 million at June 30, 2019, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We also have interest rate exposure as a result of our Term A Loan.  As of June 30, 2019, the outstanding principal amount of our Term A Loan was $80.0 million.  Our Term A Loan bears interest at a floating per annum rate calculated as 7.79% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 1.91%, with a minimum rate of 9.7% and a maximum rate of 12.29%.  Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term A Loan.  An increase of 100 basis points in interest rates would increase expense by approximately $0.8 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are increasingly dependent upon technology systems and data to operate our business.  Our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data.  Cyber-attacks are increasing in their frequency, sophistication and intensity, while also becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering, impersonation, telephony and/or e-mail spear phishing, and other means to compromise the confidentiality, integrity and availability of our technology systems, data, and other corporate assets. E-mail fraud, including various types of business email compromise, may cause payments or information to be transmitted to unintended recipients.  Cyber-attacks could also include supply chain attacks, which could cause delays in the manufacturing of our products or products produced for contract manufacturing. While we have not experienced a system failure, accident, cyber-attack or security breach that has resulted in a material loss of assets or operational capabilities to date, there can be no assurance that our efforts will prevent additional future cyber-attacks and/or security breaches in our systems that could materially and adversely affect our business, assets, or operations, even as we continue to strengthen the security posture of our infrastructure, systems, and corporate cybersecurity training.  In addition, our liability insurance is not sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related incidents.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1+	Notice of Stock Option Grant for employees and directors/consultants (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 (File No. 333-232099), filed with the SEC on June 13, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2019	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Jason D. Wilson
Name:	Jason D. Wilson
Title:	Chief Financial Officer