Form 10-Q
period 2019-09-30
REATA PHARMACEUTICALS INC
filed 2019-11-12
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-37785

Reata Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3651945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5320 Legacy Drive Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

(972) 865-2219

(Registrant’s telephone number, including area code)

2801 Gateway Drive, Suite 150

Irving, Texas 75063

(Former name, former address and former fiscal year, if changes since last report)

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

As of November 7, 2019, the registrant had 24,765,410 shares of Class A common stock, $0.001 par value per share, and 5,506,495 shares of Class B common stock, $0.001 par value per share, outstanding.

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

•

other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019.

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

Abbreviated Term	Defined Term
6MWD	6-minute walk distance
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
ASU	Accounting Standards Update
Bardoxolone	Bardoxolone methyl
CKD	Chronic kidney disease
CRO	Contract research organization
CTD-PAH	Pulmonary arterial hypertension associated with connective tissue disease
DSMB	Data safety monitoring board
EGC	Emerging growth company
eGFR	Estimated glomerular filtration rate
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FASB	Financial Accounting Standards Board
FDA	United States Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GFR	Glomerular filtration rate
IgAN	IgA nephropathy
I-PAH	Idiopathic form of PAH
IPO	Initial public offering
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act of 2012
KKC	Kyowa Kirin Co., Ltd. (formerly KHK or Kyowa Hakko Kirin Co., Ltd.)
mFARS	Modified Friedreich’s Ataxia Rating Scale
NDA	New Drug Application
PAH	Pulmonary arterial hypertension
Retained eGFR	eGFR change after a four-week withdrawal of drug
SAE	Serious adverse event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	Securities and Exchange Commission
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$240,149	$337,790
Prepaid expenses and other current assets	6,382	4,483
Total current assets	246,531	342,273
Property and equipment, net	2,859	1,445
Other assets	9,733	1,490
Total assets	$259,123	$345,208
Liabilities and stockholders’ (deficit) equity
Accounts payable	3,582	4,473
Accrued direct research liabilities	19,848	15,416
Other current liabilities	14,398	4,696
Current portion of long-term debt, net of debt issuance cost	5,313	—
Current portion of deferred revenue	31,421	31,335
Total current liabilities	74,562	55,920
Other long-term liabilities	6,198	524
Long-term debt, net of current portion and debt issuance cost	74,923	79,219
Deferred revenue, net of current portion	170,863	194,386
Total noncurrent liabilities	251,984	274,129
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 24,525,768 and 24,000,683 at September 30, 2019 and December 31, 2018, respectively	25	24
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 5,598,731 and 5,728,175 shares at September 30, 2019 and December 31, 2018	6	6
Additional paid-in capital	456,097	435,452
Accumulated deficit	(523,551)	(420,323)
Total stockholders’ (deficit) equity	(67,423)	15,159
Total liabilities and stockholders’ (deficit) equity	$259,123	$345,208

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration revenue
License and milestone	$7,898	$4,766	$23,437	$44,452
Other revenue	344	409	409	685
Total collaboration revenue	8,242	5,175	23,846	45,137
Expenses
Research and development	32,279	27,144	87,948	71,979
General and administrative	14,283	7,486	36,027	24,802
Depreciation	258	105	659	311
Total expenses	46,820	34,735	124,634	97,092
Other income (expense)
Investment income	1,311	1,094	4,812	1,787
Interest expense	(2,389)	(2,360)	(7,199)	(3,773)
Loss on extinguishment of debt	—	—	—	(1,007)
Other income (expense)	—	—	7	—
Total other income (expense)	(1,078)	(1,266)	(2,380)	(2,993)
Loss before taxes on income	(39,656)	(30,826)	(103,168)	(54,948)
Provision for taxes on income	38	9	60	15
Net loss	$(39,694)	$(30,835)	$(103,228)	$(54,963)
Net loss per share—basic and diluted	$(1.32)	$(1.07)	$(3.44)	$(2.03)
Weighted-average number of common shares used in net loss per share basic and diluted	30,110,391	28,704,853	30,004,211	27,022,269

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

	Three Months Ended September 30, 2019
	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at June 30, 2019	24,466,407	$24	5,631,527	$6	$450,354	$—	$(483,857)	$(33,473)
Net loss	—	—	—	—	—	—	(39,694)	(39,694)
Compensation expense related to stock options	—	—	—	—	5,380	—	—	5,380
Exercise of options	—	—	26,565	—	363	—	—	363
Conversion of common stock Class B to Class A	59,361	1	(59,361)	—	—	—	—	1
Balance at September 30, 2019	24,525,768	$25	5,598,731	$6	$456,097	$—	$(523,551)	$(67,423)

	Nine Months Ended September 30, 2019
	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at December 31, 2018	24,000,683	$24	5,728,175	$6	$435,452	$—	$(420,323)	$15,159
Net loss	—	—	—	—	$—	—	(103,228)	(103,228)
Compensation expense related to stock options	—	—	—	—	$14,090	—	—	14,090
Exercise of options	—	—	395,641	—	$6,448	—	—	6,448
Conversion of common stock Class B to Class A	525,085	1	(525,085)	—	$—	—	—	1
Other shareholder transactions	—	—	—	—	$107	—	—	107
Balance at September 30, 2019	24,525,768	$25	5,598,731	$6	$456,097	$—	$(523,551)	$(67,423)

	Three Months Ended September 30, 2018
	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at June 30, 2018	20,244,675	$20	5,961,183	$6	$196,013	$—	$(363,913)	$(167,874)
Net loss	—	—	—	—	—	—	(30,835)	(30,835)
Compensation expense related to stock options	—	—	—	—	2,745	—	(10)	2,735
Exercise of options	—	—	41,672	—	672	—	—	672
Public offering of common stock, net of offering costs	3,450,000	4	—	—	232,843	—	—	232,847
Conversion of common stock Class B to Class A	189,290	—	(189,290)	—	—	—	—	—
Balance at September 30, 2018	23,883,965	$24	5,813,565	$6	$432,273	$—	$(394,758)	$37,545

	Nine Months Ended September 30, 2018
	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at December 31, 2017	19,975,340	$20	6,166,166	$7	$190,145	$(2)	$(337,143)	$(146,973)
Net loss	—	—	—	—	—	—	(54,963)	(54,963)
Compensation expense related to stock options	—	—	—	—	7,781	—	(18)	7,763
Exercise of options	—	—	106,024	—	1,498	—	—	1,498
Proceeds from payments of shareholder promissory notes	—	—	—	—	6	2	—	8
Public offering of common stock, net of offering costs	3,450,000	4	—	—	232,843	—	—	232,847
Conversion of common stock Class B to Class A	458,625	—	(458,625)	(1)	—	—	—	(1)
Adoption of new accounting guidance	—	—	—	—	—	—	(2,634)	(2,634)
Balance at September 30, 2018	23,883,965	$24	5,813,565	$6	$432,273	$—	$(394,758)	$37,545

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(103,228)	$(54,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	659	311
Amortization of debt issuance costs	1,017	549
Stock-based compensation expense	14,090	7,783
Loss on extinguishment of debt	—	1,007
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,899)	(1,304)
Other assets	20	14
Accounts payable	(440)	2,933
Accrued direct research and other current and long-term liabilities	11,442	10,836
Deferred revenue	(23,437)	(13,452)
Net cash used in operating activities	(101,776)	(46,286)
Investing activities
Purchases of property and equipment	(2,420)	(370)
Net cash used in investing activities	(2,420)	(370)
Financing activities
Proceeds from issuance of common stock	—	232,846
Proceeds from long-term debt	—	60,000
Payments on deferred issuance costs	—	(2,289)
Exercise of options	6,448	1,504
Other shareholder transactions	107	—
Net cash provided by financing activities	6,555	292,061
Net (decrease) increase in cash and cash equivalents	(97,641)	245,405
Cash and cash equivalents at beginning of year	337,790	129,780
Cash and cash equivalents at end of period	$240,149	$375,185
Supplemental disclosures
Cash paid for interest	$6,226	$2,715
Purchases of equipment in accounts payable and other current liabilities	$145	$31
Accrued deferred offering cost	$—	$22
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$8,262	$—

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

The Company’s mission is to identify, develop, and commercialize innovative therapies that change patients’ lives for the better.  The Company focuses on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  The Company’s lead programs are in rare forms of chronic kidney disease (CKD) and rare forms of neurological diseases.  The Company’s lead product candidates, bardoxolone methyl (bardoxolone) in CKD and omaveloxolone in neurological diseases, activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, the Company believes bardoxolone and omaveloxolone have many potential clinical applications.

The Company has reported top-line efficacy and safety Year 1 results from its registrational CARDINAL Phase 3 clinical trial of bardoxolone in CKD caused by Alport syndrome.  Alport syndrome is a rare and serious hereditary disease with no approved therapy.  The trial met its primary and key secondary Year 1 endpoints.  CARDINAL demonstrated a statistically significant change in the estimated glomerular filtration rate (eGFR) relative to placebo after 48 weeks of treatment and in retained eGFR, which is the change in eGFR after 48 weeks of treatment and a four-week withdrawal period. Subject to discussions with regulatory authorities, the Company plans to proceed with the submission of regulatory filings for marketing approval in the United States and internationally.

The Company has reported top-line efficacy and safety results from its registrational part 2 portion of the MOXIe Phase 2 trial of omaveloxolone in Friedreich’s ataxia (FA).  FA is a rare, inherited, debilitating, and degenerative neuromuscular disorder with no approved therapy.  The trial demonstrated statistically significant evidence of efficacy for its primary endpoint of change in the modified Friedreich’s Ataxia Rating Scale (mFARS) relative to placebo after 48 weeks of treatment. Subject to discussions with regulatory authorities, the Company plans to proceed with the submission of regulatory filings for marketing approval in the United States and internationally.

The Company is also conducting two additional registrational trials:  FALCON, studying bardoxolone in patients with autosomal dominant polycystic kidney disease (ADPKD), and CATALYST, studying bardoxolone in patients with a rare and serious form of pulmonary arterial hypertension (PAH) caused by connective tissue disease (CTD-PAH).  The Company initiated enrollment of FALCON in May 2019, and the Company expects to have top-line data from CATALYST in mid-2020.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

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

Liquidity

As of September 30, 2019, the Company had cash and cash equivalents of $240,149,000. The Company has experienced losses and negative operating cash flows for many years since inception and has no marketed drug or other products. The Company’s ability to generate future revenue depends upon the results of its development programs, the success of which cannot be guaranteed.

The Company expects its current cash and its access to additional equity or debt funding will enable it to meet its current obligations through December 31, 2020. See Note 9, Subsequent Events.

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

The Company will account for each lease component separately from the nonlease components.  The depreciable life of lease assets and leasehold improvements is limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of its exercise.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expenses for these short-term leases and operating leases are recognized on a straight-line basis over the lease term.

Recently Adopted Accounting Pronouncements

The Company is an emerging growth company (EGC), as defined in the JOBS Act.  Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.  The Company has irrevocably elected not to avail itself of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.  The Company will remain an EGC until December 31, 2019.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections. The ASU clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply.  The guidance is effective upon issuance. The adoption of this guidance did not have a significant impact on the Company’s reported consolidated financial results.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) (ASU 2018-18).  This update provides clarification on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) including the alignment of unit of account guidance between the two topics.  This update is effective in fiscal years, including interim periods, beginning after December 15, 2020, and early adoption is permitted.  The Company is evaluating the impact on its financial statements of adopting this guidance.

3. Collaboration Agreements

AbbVie

In December 2011, the Company entered into a collaboration agreement with AbbVie Inc. (AbbVie) (the Collaboration Agreement) to jointly research, develop, and commercialize the Company’s portfolio of second and later generation oral Nrf2 activators.  The terms of the Collaboration Agreement include payment to the Company of a nonrefundable, up-front payment of $400,000,000. The Company is also participating with AbbVie on joint steering committees.

The up-front payment and the Company’s collaboration on research, development, and commercialization are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2026, which is the estimated minimum period that is needed to complete the performance obligations under the terms of the Collaboration Agreement.  The Company began recognizing revenue related to the up-front payment upon execution of the Collaboration Agreement. During the three months ended September 30, 2019 and 2018, the Company recognized approximately $6,717,000, and during the nine months ended September 30, 2019 and 2018, recognized $19,931,000, as collaboration revenue.  As of September 30, 2019, the Company recorded deferred revenue totaling approximately $191,714,000 of which approximately $26,720,000 is reflected as the current portion of deferred revenue.

On October 9, 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Amended AbbVie Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the License Agreement, dated as of September 21, 2010, which the Company entered into with AbbVie (the License Agreement), and the Collaboration Agreement. See Note 9, Subsequent Events.

KKC

In December 2009, the Company entered a license agreement with Kyowa Kirin Co., Ltd. (KKC) (the KKC Agreement), which granted KKC an exclusive license to develop and commercialize bardoxolone in the licensed territory.  The Company received a nonrefundable, up-front license fee of $35,000,000 in 2009 and regulatory milestones totaling $45,000,000 in 2010, 2012, and 2018 and could receive additional regulatory milestones of $52,000,000 and commercial milestones of $140,000,000, as well as tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KKC in the licensed territory.

The up-front payment and regulatory milestones are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2021, which is the estimated minimum period that is needed to complete the deliverables under the terms of the KKC Agreement.  The Company began recognizing revenue related to the up-front payment upon execution of the KKC Agreement. During the three months ended September 30, 2019 and 2018, the Company recognized approximately $1,181,000 and $(2,951,000), respectively, and during the nine months ended September 30, 2019 and 2018, recognized $3,506,000 and $23,521,000, respectively, as collaboration revenue.  As of September 30, 2019, the Company recorded deferred revenue totaling approximately $10,570,000 of which approximately $4,701,000 is reflected as the current portion of deferred revenue.

4. Term Loan

On June 14, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the Restated Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (collectively, the Lenders), which amended and restated the Loan and Security Agreement entered into among Reata and the Lenders on March 31, 2017, as amended on November 3, 2017 (the Loan Agreement).

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

The Company has the option to prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (a) the aggregate amount of interest that the Company would have paid through the maturity date if prepayment is made on or before the first anniversary of the applicable funding date of the Term Loan, (b) 4.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the first anniversary date and on or before the second anniversary of the applicable funding date, (c) 3.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the second anniversary date and on or before the third anniversary of the applicable funding date, or (d) 1.5% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the third anniversary date and on or before the fourth anniversary of the applicable funding date.  The Company will also be required to make a final exit fee payment of 6.5% of the principal balance of the Term A Loan and 4.0% of the Term B Loan, payable on the earliest of the prepayment of the Term Loans, acceleration of any Term Loan, or at maturity of the Term Loans.  As of September 30, 2019, the Term A Loan has an effective interest rate of 10.71% before debt issuance costs and final exit fee and 13.26% including debt issuance costs and final exit fee.  The Company was in compliance with all covenants under the Restated Loan Agreement as of September 30, 2019.

The Company may use the proceeds from the Term Loans for working capital and to fund its general business requirements.  The Company’s obligations under the Restated Loan Agreement are secured by substantially all of its current and future assets, including its owned intellectual property.

Term A Loan and unamortized issuance cost balance are as follows:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Current portion of long-term debt[1]	$6,667	$—
Less current portion of unamortized issuance cost	1,354	—
Total current portion of long-term debt, net of debt issuance cost	5,313	—

Principal Amount	80,000	80,000
Exit Fee	5,200	5,200
Less long-term unamortized issuance cost	3,610	5,981
Less current portion of long-term debt	6,667	$—
Total long-term debt, net of current portion and debt issuance cost	$74,923	$79,219

[1] Current portion of principal payments reflects the interest-only payment period under the Term A Loan. If the Company draws the Term B Loan, the interest-only period will extend through June 1, 2021, and the current portion will be $0 until July 1, 2020.

The future principal payments by fiscal year for the Company’s Term A Loan:

As of September 30, 2019
(in thousands)
2019 (remaining three months)	$—
2020	15,555
2021	26,667
2022	26,667
2023	11,111
$80,000

On October 9, 2019, the Company entered into the First Amendment to Amended and Restated Loan and Security Agreement (the Amendment) with the Lenders, which amended the Restated Loan Agreement. See Note 9, Subsequent Events.

5. Leases

The Company has offices located in Irving, Texas, where it leases approximately 34,890 square feet of office and laboratory space, and in Plano, Texas, where it leases approximately 122,000 square feet of office space.

The Company’s leases have remaining contractual terms of up to approximately 33 months, which includes the options to extend the leases for up to one year.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

At September 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.3% and 2.5 years, respectively.  During the nine months ended September 30, 2019, cash paid for amounts included for the measurement of lease liabilities was $1,667,000. During the three and nine months ended September 30, 2019 the Company recorded operating lease expense of $911,000 and $2,489,000, respectively.  The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities in the consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Classification	As of September 30, 2019
		(in thousands)
Non-current right-of-use assets	Other assets	$8,262
Current lease liabilities	Other current liabilities	2,941
Non-current lease liabilities	Other long-term liabilities	6,198

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of September 30, 2019
(in thousands)
2019 (remaining three months)	$718
2020	3,999
2021	4,090
2022	1,178
Total lease payments	9,985
Less: Imputed interest	(846)
Present value of lease liabilities	$9,139

On October 15, 2019, the Company entered into a lease agreement, relating to the lease of approximately 327,400 square feet of office and laboratory space located in Plano, Texas (Lease Agreement).  See Note 9, Subsequent Events.

6. Income Taxes

The Company’s effective tax rate varies with the statutory rate due primarily to the impact of nondeductible stock-based compensation and the changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  The Company’s deferred tax assets have been fully offset by a valuation allowance at September 30, 2019, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

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

7. Stock-Based Compensation

Stock Options

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$1,885	$988	$5,235	$2,924
General and administrative	3,495	1,757	8,855	4,859
	$5,380	$2,745	$14,090	$7,783

The following table summarizes stock option activity as of September 30, 2019, and changes during the nine months ended September 30, 2019, under the Second Amended and Restated Long Term Incentive Plan and standalone option agreements:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2019	3,320,571	21.20
Granted	1,624,133	64.94
Exercised	(395,641)	16.30
Forfeited	(276,306)	34.42
Outstanding at September 30, 2019	4,272,757	37.51
Exercisable at September 30, 2019	1,743,886	22.56

The total intrinsic value of all outstanding options and exercisable options at September 30, 2019 was $184,473,000 and $100,782,000, respectively.

Restricted Stock Units (RSUs)

As of September 30, 2019, the Company granted 50,000 RSUs under a Restricted Stock Unit Agreement. As the awards granted are performance-based, there was $3,635,000 of unrecognized compensation expense related to these RSUs.

	Number Performance Based RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	—	—
Granted	50,000	72.70
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2019	50,000	72.70

8. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Numerator
Net loss	$(39,694)	$(30,835)	$(103,228)	$(54,963)
Denominator
Weighted-average number of common shares used in net loss per share – basic	30,110,391	28,704,853	30,004,211	27,022,269
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	30,110,391	28,704,853	30,004,211	27,022,269
Net loss per share – basic	$(1.32)	$(1.07)	$(3.44)	$(2.03)
Net loss per share – diluted	$(1.32)	$(1.07)	$(3.44)	$(2.03)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,272,757 and 3,337,262 shares for the nine months ended September 30, 2019 and 2018, respectively.

9. Subsequent Events

On October 9, 2019, the Company and AbbVie entered into the Amended AbbVie Agreement pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the License Agreement and the Collaboration Agreement. Except as otherwise set forth in the Amended AbbVie Agreement, the other provisions of the License Agreement and the Collaboration Agreement have been terminated. Under the Amended AbbVie Agreement, certain licenses granted to AbbVie will continue, for which AbbVie has granted exclusive sublicenses to the Company, resulting in its reacquiring worldwide rights to bardoxolone, excluding certain Asian countries that the Company previously licensed to KKC, and worldwide rights to omaveloxolone and the other second-generation Nrf2 activators (the Second-Generation Activators), in each case that the Company had licensed to AbbVie under the License Agreement and the Collaboration Agreement.  In exchange, the Company will pay AbbVie $330,000,000, of which $75,000,000 is payable on December 8, 2019, $150,000,000 is payable on June 30, 2020, and $105,000,000 is payable on November 30, 2021.  If the Company raises cash proceeds of $200,000,000 or more in one or more equity offerings, it is required to prepay AbbVie $25,000,000, which prepayment will reduce the amount payable to AbbVie on November 30, 2021, from $105,000,000 to $80,000,000.  The Company also will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and an identified list of existing Second-Generation Activators. By reacquiring its rights, the Company was relieved from its obligations under the License Agreement and the Collaboration Agreement.

On October 9, 2019, the Company entered into the Amendment with the Lenders, which amended the Restated Loan Agreement entered into among Reata and the Lenders on June 14, 2018.  Under the Amendment, the Term B Loan availability was increased from $45,000,000 to $75,000,000 and the availability period was increased from within 30 days to 60 days after the achievement of the one of two milestones. As one of the milestones was achieved on October 14, 2019, the availability period will end on December 13, 2019.

Under the Restated Loan Agreement, the Company has significantly increased its current obligations, but the Company believes that its current cash, along with its access to additional equity or debt funding, will enable the Company to meet its current obligations through December 31, 2020.

On October 15, 2019, the Company entered into the Lease Agreement, relating to the lease of approximately 327,400 square feet of office and laboratory space located in Plano, Texas. The term of the Lease is estimated to commence mid-2022, when construction is completed, and continue for 16 years, with up to 10 years of extension at the Company’s option. The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13,344,000, which may increase in certain circumstances.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, the Company will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

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

Overview

We are a clinical stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  Our lead programs are in rare forms of CKD and rare forms of neurological disease.  The Company’s lead product candidates, bardoxolone in CKD and omaveloxolone in neurological disease, activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe bardoxolone and omaveloxolone have many potential clinical applications.

On November 11, 2019, we announced that the Phase 3 portion of the CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome met its primary and key secondary Year 1 endpoints.  After 48 weeks of treatment, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean eGFR of 9.50 mL/min/1.73 m2 (p<0.0001).  After 48 weeks of treatment and a four-week withdrawal period, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean retained eGFR of 5.14 mL/min/1.73 m2 (p=0.0012).  Bardoxolone treatment was generally reported to be well-tolerated and showed a similar safety profile to the Phase 2 portion of the CARDINAL study.  Based on these positive results, and subject to discussions with regulatory authorities, the Company plans to proceed with the submission of regulatory filings for marketing approval in the United States and internationally.

On October 14, 2019, we announced that the registrational Part 2 portion of the MOXIe Phase 2 trial of omaveloxolone in patients with FA met its primary endpoint of change in mFARS relative to placebo after 48 weeks of treatment.  Patients treated with omaveloxolone (150 mg/day) demonstrated a statistically significant, placebo-corrected 2.40 point mean improvement (decrease) in mFARS after 48 weeks of treatment (p=0.014).  Omaveloxolone treatment was generally reported to be well-tolerated.  Based on these positive results, and subject to discussions with regulatory authorities, the Company plans to proceed with the submission of regulatory filings for marketing approval of omaveloxolone for the treatment of FA in the United States and internationally.

We are also conducting two additional registrational trials:  FALCON, studying bardoxolone in patients with ADPKD, and CATALYST, studying bardoxolone in patients with a rare and serious form of CTD-PAH.  We initiated enrollment in FALCON in May 2019.  We completed enrollment of CATALYST and expect to have top-line data in mid-2020.  We have received orphan drug designation from the United States Food and Drug Administration (FDA) for bardoxolone for the treatment of Alport syndrome, PAH, and ADPKD and for omaveloxolone for the treatment of FA.

The chart below is a summary of our current registrational programs:

Program	Current Registrational Trial	Next Expected Milestone
CKD caused by Alport syndrome	CARDINAL	Regulatory Filings
Bardoxolone
FA	MOXIe	Regulatory Filings
Omaveloxolone
ADPKD	FALCON	Completion of Enrollment
Bardoxolone
CTD-PAH	CATALYST	Phase 3 Data
Bardoxolone

Programs in CKD

We are developing bardoxolone for the treatment of patients with the following rare forms of CKD:

•	Alport syndrome in our registrational CARDINAL study;
•	ADPKD in our registrational FALCON study; and
•	three other rare forms of CKD in our Phase 2 PHOENIX study.

In addition, KKC, our strategic collaborator in CKD, is currently conducting its registrational trial of bardoxolone in diabetic (type 1 and 2) CKD in Japan.  KKC completed patient enrollment in this trial in June 2019 and expects to have topline data in the first half of 2022.

CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood, called the glomerular filtration rate (GFR).  When GFR gets too low, patients develop end-stage kidney disease (ESKD) and require dialysis or a kidney transplant to survive.  Dialysis leads to a reduced quality of life and increases the likelihood of serious and life-threatening complications.  The five-year survival rate for hemodialysis patients is only approximately 42%.

eGFR is an estimate of GFR that nephrologists use to track the decline in kidney function and progression of CKD.  In 11 separate CKD clinical trials, bardoxolone has been shown to improve eGFR in patients with diverse etiologies of CKD.  We believe that bardoxolone treatment has the potential to delay or prevent GFR declines that cause the need for dialysis or a transplant in patients with Alport syndrome, ADPKD, and other rare forms of CKD.

Bardoxolone in CKD Caused by Alport Syndrome

Alport syndrome is a rare and serious hereditary disease that can manifest as early as the first decade of life, causes average annual declines in eGFR of approximately 3 to 4 mL/min/1.73 m2, and affects approximately 30,000 to 60,000 patients in the United States.  In patients with the most severe forms of the disease, approximately 50% of patients progress to dialysis by age 25, 90% by age 40, and nearly 100% by age 60.  There are no approved therapies for Alport syndrome anywhere in the world.

On November 11, 2019, we announced the topline, Year 1 results from the Phase 3 portion of CARDINAL studying bardoxolone in Alport syndrome patients.  The Phase 3 portion of CARDINAL is an international, multi-center, double-blind, placebo-controlled, randomized registrational trial that enrolled 157 patients with Alport syndrome at approximately 50 study sites in the United States, Europe, Japan, and Australia.  Pediatric patients represented approximately 15% of enrolled patients.  Patients were randomized one-to-one to bardoxolone or placebo.  The primary endpoint for the study was the change in eGFR, an important measure of the ability of the kidney to filter waste products out of the blood, after 48 weeks of treatment.  The key secondary endpoint for the study was the change in retained eGFR after 48 weeks of treatment and withdrawal of drug for four weeks.  After 52 weeks, patients who completed the first 48 weeks of treatment are restarted on study drug with their original treatment assignments and continue on study drug for a second year.  The second-year on-treatment eGFR will be measured after 100 weeks of treatment and the retained eGFR will be measured at Week 104 after withdrawal of drug for four weeks.  Additionally, patients who complete the study and meet eligibility requirements can participate in the open-label extension.  The FDA has provided us with written guidance that, in patients with CKD caused by

Alport syndrome, an analysis of retained eGFR demonstrating an improvement versus placebo after one year of bardoxolone treatment may support a NDA submission for accelerated approval and an improvement versus placebo after two years of treatment may support full approval.

After 48 weeks of treatment, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean eGFR of 9.50 mL/min/1.73 m2 (p<0.0001).  Patients treated with bardoxolone experienced a statistically significant increase from baseline in mean eGFR of 4.72 mL/min/1.73 m2  (p<0.0004), while patients treated with placebo experienced a statistically significant decline from baseline in mean eGFR of -4.78 mL/min/1.73 m2 (p<0.0002).  Patients’ retained eGFR was also assessed at Week 52, after 48 weeks of treatment and four weeks of drug withdrawal.  At Week 52, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean retained eGFR of 5.14 mL/min/1.73 m2 (p=0.0012).  Patients treated with bardoxolone experienced a nonsignificant decline from baseline in mean retained eGFR of -0.96 mL/min/1.73 m2 (p=0.45), while patients treated with placebo experienced a statistically significant decline from baseline in mean retained eGFR of -6.11 mL/min/1.73 m2 (p<0.0001).  Similar efficacy at Week 48 and Week 52 was observed across multiple subgroups, including among pediatric patients.

Bardoxolone was generally reported to be well tolerated in this study and showed a similar safety profile to the Phase 2 portion of the CARDINAL study.  Seventy-five patients (97%) receiving bardoxolone and 73 patients (91%) receiving placebo experienced an adverse event (AE).  Nine patients (12%) receiving bardoxolone and four patients (5%) receiving placebo discontinued study drug due to an AE, and no individual AE contributed to more than two discontinuations in either group.

Four patients (5%) receiving bardoxolone and 10 patients (13%) receiving placebo experienced a treatment-emergent serious adverse event (SAE).  No fluid overload or major adverse cardiac events were reported in patients treated with bardoxolone.  Blood pressure was reduced relative to baseline in the bardoxolone group but was not significantly different between the two groups.  The reported AEs were generally mild to moderate in intensity, and the most common AEs observed more frequently in patients treated with bardoxolone compared to patients treated with placebo were increases in aminotransferases and muscle spasms.  Increases in aminotransferases are a pharmacological effect of bardoxolone, which increases production of aminotransferases in vitro. The aminotransferase increases observed in CARDINAL were associated with improvements (reductions) in total bilirubin and were not associated with liver injury, and we believe they are related to restoration of mitochondrial function.  Laboratory markers associated with pharmacodynamic activity, including urinary albumin to creatinine ratio and aminotransferases, were unchanged relative to placebo at Week 52 after a four week withdrawal.

Bardoxolone in ADPKD

ADPKD is an inherited, rare form of CKD caused by a genetic defect in PKD1 or PKD2 and is characterized by formation of fluid-filled cysts in the kidneys.  Inflammation appears to play a role in cyst growth and is associated with disease progression in ADPKD.  PKD1 is the most common mutation, causing about 85% of ADPKD cases, and patients generally progress to ESKD, on average, by age 54.  ADPKD is the most common single-gene disorder of the kidneys, and there are an estimated 400,000 patients in the United States, with approximately 140,000 diagnosed.  The only therapy approved for ADPKD is tolvaptan, which was approved in the United States in 2018.

We have initiated a registrational Phase 3 trial called FALCON in patients with ADPKD.  FALCON is an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in approximately 300 patients with ADPKD randomized one-to-one to active drug or placebo.  We began enrollment in FALCON in May 2019.  The FDA has provided us with guidance that, in patients with ADPKD, an analysis of retained eGFR, demonstrating an improvement versus placebo after one year of bardoxolone treatment, may support an NDA submission for accelerated approval of bardoxolone for the treatment of ADPKD, and data demonstrating an improvement versus placebo in retained eGFR after two years of treatment may support full approval.  We will measure the retained eGFR benefit versus placebo at 52 weeks after treatment on study drug for 48 weeks and a four-week withdrawal of drug.  After 52 weeks, patients will resume study drug and will continue on study drug for a second year.  The second-year retained eGFR benefit will be measured at Week 104.

Bardoxolone in Other Rare Forms of CKD

PHOENIX was an open-label, multi-center Phase 2 trial evaluating the safety and efficacy of bardoxolone in patients with ADPKD, IgA nephropathy (IgAN), type 1 diabetic CKD (T1D CKD), and focal segmental glomerulosclerosis (FSGS).  In aggregate, the prevalence of these diseases exceeds 700,000 patients in the United States, representing a meaningful market for bardoxolone in rare forms of CKD.  A total of 103 patients were enrolled in the trial in four separate cohorts, including 31 patients with ADPKD, 26 with IgAN, 28 with T1D CKD, and 18 with FSGS.  Patients were treated with bardoxolone for 12 weeks in all four cohorts, and each cohort showed statistically significant increases in mean eGFR, with the change in mean eGFR from baseline across all four cohorts of 7.8 mL/min/1.73 m2 (n=103; p<0.0001).  Of the patients that reached Week 12, 88% experienced increases in eGFR at Week 12.  We observed that bardoxolone significantly reduced mean systolic blood pressure by 3.8 mmHg (n=103; p=0.002) and mean diastolic blood pressure by 2.8 mmHg (n=103; p=0.0009).  Urinary albumin excretion was low upon study entry and remained unchanged by bardoxolone treatment (n=103; p=0.6).  The most commonly reported AE across all cohorts was muscle spasms, which were not associated with clinical signs or symptoms of muscle injury.  The overall rate of SAEs was low, with three patients reporting SAEs while they received trial drug, none of which were reported as related to bardoxolone.

Based on the eGFR improvements observed in PHOENIX patients, we plan to pursue IgAN, T1D CKD, and FSGS as commercial indications.  We believe that registrational clinical trials similar to the design of the Phase 3 CARDINAL and FALCON trials, with a two-year duration and a retained eGFR benefit endpoint after one and two years of treatment, would be sufficient to form the basis of an NDA submission to the FDA seeking approval of bardoxolone for the treatment of these forms of CKD.

Historical Development of Bardoxolone

Prior to our CARDINAL Phase 3 trial, bardoxolone has been evaluated in multiple clinical trials enrolling over 2,000 patients exposed to active drug and has demonstrated consistent, clinically meaningful improvement in kidney function across several disease states as measured by eGFR and other markers of kidney function.  Specifically, we have observed statistically significant increases in eGFR in all Phase 2 and Phase 3 clinical trials in seven distinct patient populations treated with bardoxolone, including patients with PAH and CKD caused by type 2 diabetes (T2D CKD), Alport syndrome, ADPKD, IgAN, T1D CKD, and FSGS.

We believe these data, in addition to the CARDINAL Phase 3 data, support the potential for bardoxolone to delay or prevent dialysis, kidney transplant, and death in patients with Alport syndrome and other rare forms of CKD.  Additional observations from the prior clinical trials of bardoxolone include the following:

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
o

In the Phase 2 portion of CARDINAL, bardoxolone treatment produced a statistically significant increase from baseline in mean eGFR of 10.4 mL/min/1.73 m2 (p<0.0001) after 48 weeks of treatment, which, based on historical data available for 22 of the patients prior to enrolling in the trial, represents a recovery of over two years of average decline in kidney function.

o

In two large, placebo-controlled clinical studies (BEAM and BEACON) in patients with T2D CKD, statistically significant increases in mean eGFR of 14.9 mL/min/1.73 m2 (p<0.001) and 5.6 mL/min/1.73 m2 (p<0.001), respectively, were sustained for at least one year.

•	Reduction in risk of adverse kidney outcomes, suggesting that bardoxolone treatment preserves kidney function and may delay the onset of kidney failure in patients with T2D and stage 4 CKD:
o

In BEACON, patients randomized to bardoxolone were significantly less likely to experience adverse kidney outcomes as defined by a composite endpoint consisting of ≥30% decline from baseline in eGFR, eGFR <15 mL/min/1.73 m2, or ESKD events (HR=0.48, p<0.0001).

o	In BEACON, bardoxolone treatment resulted in a decreased number of kidney-related SAEs and ESKD events.
•

Statistically significant improvement in retained eGFR, which is the eGFR change after a four-week withdrawal of drug, above baseline in BEAM, BEACON, and the Phase 2 portion of CARDINAL.  To our knowledge, bardoxolone is the first therapy to produce a retained eGFR benefit that is above baseline in a long-term CKD trial.

o

The FDA has provided guidance to us and other sponsors that clinical trials with a retained eGFR benefit versus placebo may support approval in certain rare forms of CKD.  The FDA has provided guidance to us that, in patients with CKD caused by Alport syndrome or ADPKD, a retained eGFR benefit versus placebo after one year of bardoxolone treatment may support accelerated approval and after two years of bardoxolone treatment may support full approval.

o

We believe the retained eGFR benefit observed in these clinical trials demonstrates that bardoxolone treatment improved the structure of the kidney, modified the course of the disease, and may prevent or delay kidney failure and the need for dialysis or a kidney transplant.

•

Recently, the mechanism underlying the regulation of GFR by the Keap1/Nrf2 pathway was investigated in the laboratory of Dr. Naoki Kashihara at the Kawasaki Medical School in Japan.  RTA dh404 (10 mg/kg/day) increased single nephron GFR in the control group but not in mice lacking the Nrf2 gene (p<0.05).  The glomerular afferent/efferent arteriole ratio was not significantly altered in any group, indicating that activation of the Keap1/Nrf2 pathway increases GFR by increasing glomerular effective filtration area without affecting the afferent/efferent arteriole ratio.

Programs in Neurological Diseases

We are developing omaveloxolone for the treatment of patients with FA and recently announced the results of our registrational Phase 2 MOXIe trial in patients with FA.  In addition, we have studied omaveloxolone and other Nrf2 activators in preclinical models of Huntington’s disease, ALS, Parkinson’s disease, Alzheimer’s disease and epilepsy, and we plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more of these diseases.  We are also developing RTA 901 in neurodegeneration and neuroprotection indications.

Omaveloxolone in FA

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder that is usually diagnosed during adolescence and can ultimately lead to premature death.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progress to motor incapacitation and wheelchair reliance.  Symptoms generally occur in children, with patients requiring a wheelchair by their teens or early 20s.  Based on literature and proprietary research, we believe FA affects approximately 5,000 children and adults in the United States and 22,000 globally.  There are no approved therapies for the treatment of FA anywhere in the world.

Our Phase 2 trial, called MOXIe, was a two-part, international, multi-center, randomized, double-blind, placebo-controlled registrational trial that studied the safety and efficacy of omaveloxolone in patients with FA.  Additionally, patients who completed the study and meet eligibility requirements can participate in the open-label extension.  Part 1 of MOXIe was a dose-ranging study designed to assess safety and identify an optimal dose of omaveloxolone to test in the registrational part 2 portion of the study. A dose of 150 mg per day was selected for part 2, and no safety concerns were noted by the data safety monitoring board (DSMB) that oversaw the trial and reviewed all safety data.

Based on data from part 1 of MOXIe, we designed and powered part 2 of MOXIe, an international, multi-center, double-blind, placebo-controlled, randomized registrational Phase 2 trial, that enrolled 103 patients with FA at 11 trial sites in the United States, Europe, and Australia.  Part 2 of MOXIe is the largest global, interventional trial ever conducted in FA.  Patients were randomized one-to-one to omaveloxolone or placebo.  The primary analysis population included patients without pes cavus (n=82), a musculoskeletal foot deformity that may interfere with the patient’s ability to perform some components of the neurological exam used to score the primary endpoint of the study.  Safety analyses were evaluated in the all randomized population (n=103).

The primary endpoint for the trial was the change in the mFARS score relative to placebo after 48 weeks of treatment.  The mFARS is a physician-assessed neurological rating scale used to measure FA disease progression.  The FDA has indicated that mFARS is an acceptable primary endpoint to evaluate the effect of omaveloxolone for the treatment of patients with FA.  Omaveloxolone treatment demonstrated statistically significant evidence of efficacy for the primary endpoint of the trial, producing a placebo-corrected 2.40 point mean improvement (decrease) in mFARS (n=82; p=0.014).  Patients treated with omaveloxolone experienced a mean improvement (decrease) in mFARS of 1.55 points from baseline, while patients treated with placebo experienced a mean worsening (increase) in mFARS of 0.85 points from baseline.

Further, the observed placebo-corrected improvements in mFARS were time-dependent, increasing over the course of treatment with the largest improvement observed after 48 weeks of treatment.  Omaveloxolone treatment also demonstrated statistically significant evidence of efficacy in mFARS at Week 48 when the pes cavus patients were included in the analysis (the all randomized population).  In the all randomized population, omaveloxolone treatment produced a statistically significant, placebo-corrected 1.93 point mean improvement (decrease) in mFARS (n=103; p=0.034).  Omaveloxolone treatment also improved several secondary endpoints included in the trial.

Omaveloxolone was reported to be generally well-tolerated in this trial.  Four (8%) omaveloxolone patients and two (4%) placebo patients discontinued trial drug due to an AE.  The reported AEs were generally mild to moderate in intensity, and the most common AEs (i.e., reported in > 20% of patients in either treatment group) observed more frequently in omaveloxolone compared to placebo were headache, nausea, increased aminotransferases, fatigue, and abdominal pain.  Increases in aminotransferases are a pharmacological effect of omaveloxolone, which increases production of aminotransferases in vitro, which we believe are related to restoration of mitochondrial function.  In MOXIe, the aminotransferase increases were associated with improvements (reductions) in total bilirubin and were not associated with liver injury.

The overall rate of SAEs was low, with three patients on omaveloxolone and three patients on placebo reporting SAEs while on treatment.  Two additional omaveloxolone-treated patients reported SAEs approximately two weeks after receiving their final dose.  No new safety signals were identified, and the reported SAEs were sporadic and generally expected in FA patients.  In the three omaveloxolone patients who reported SAEs while receiving omaveloxolone, none led to discontinuation.  Atrial fibrillation was balanced and reported in one omaveloxolone and one placebo patient.  One omaveloxolone patient reported anemia that was due to a complication of a procedure and was considered unrelated to omaveloxolone.  One omaveloxolone patient reported multiple SAEs, including viral upper respiratory tract infection and laryngitis, along with palpitations, non-cardiac chest pain, and sinus tachycardia.  While several of these SAEs were considered possibly related to omaveloxolone, no imbalances in infection or arrhythmia adverse events were observed overall in the trial.

Based on the positive MOXIe results, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings for marketing approval in the United States and internationally.

RTA 901 in Neurodegeneration and Neuroprotection Diseases

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

Other Programs

In addition to our lead programs in rare forms of CKD and rare forms of neurological diseases, we are exploring additional clinical and preclinical programs.  We believe bardoxolone has many potential clinical applications, and we are studying bardoxolone in CTD-PAH in our registrational Phase 3 CATALYST trial.  RTA 1701 is the lead product candidate from our proprietary series of RORγt inhibitors for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 1701 in healthy adult volunteers.

Bardoxolone in CTD-PAH

We are studying bardoxolone in CTD-PAH, which is a late and often fatal manifestation of many types of autoimmune diseases, including systemic sclerosis (scleroderma), systemic lupus erythematosus, mixed connective tissue disease, and others.  CTD-PAH is a subset of PAH, which results in a progressive increase in pulmonary vascular resistance, ultimately leading to right ventricular heart failure and death.  Based on literature and proprietary research, we believe there are approximately 12,000 patients with CTD-PAH in the United States and 50,000 worldwide.

In comparison to patients with the idiopathic form of PAH (I-PAH), patients with CTD-PAH generally have a worse prognosis and experience a higher occurrence of small vessel fibrosis and pulmonary veno-obstructive diseases.  CTD-PAH represents approximately 30% of the overall PAH population and approximately 10 to 15% of patients with scleroderma or lupus erythematosus. Patients with CTD-PAH are less responsive to existing vasodilator therapies than patients with I-PAH and have a five-year survival rate of approximately 44%, in contrast with a five-year survival rate of approximately 68% for patients with I-PAH.  Currently approved therapies, all systemic vasodilators, are used to treat all etiologies of PAH.  A meta-analysis of 11 registrational trials comprised of more than 2,700 patients demonstrated that the currently approved therapies are less beneficial for patients with CTD-PAH compared to patients with I-PAH as measured by 6-minute walk distance (6MWD).  Patients with CTD-PAH experienced improvement in their 6MWD of only 9.6 meters, or approximately one-third, compared to the improvements observed in patients with I-PAH of 30 meters.  Bardoxolone is an Nrf2 activator, not a systemic vasodilator, and directly targets the bioenergetic and inflammatory components of PAH.  Additionally, because bardoxolone does not have systemic hemodynamic effects or cause drug-drug interactions in patients with PAH, it may be used in combination with other therapies to a greater incremental effect than an additional vasodilator.

Initial results from our Phase 2 LARIAT trial in patients with PAH showed that bardoxolone provided the greatest improvement in 6MWD to patients with CTD-PAH.  Patients with CTD-PAH treated with bardoxolone demonstrated a statistically significant increase in mean 6MWD of 38.2 meters (p<0.001) compared to baseline and a placebo-corrected change in 6MWD of 28.4 meters (p=0.07).  Further analysis of data from patients with CTD-PAH who would be eligible for inclusion in our Phase 3 trial, CATALYST, demonstrated a statistically significant increase in mean 6MWD of 42.7 meters (p<0.001) compared to baseline and a placebo-corrected change in 6MWD of 48.5 meters (p=0.005).

We are currently conducting CATALYST, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial that studies the safety and efficacy of bardoxolone in patients with CTD-PAH when added to standard-of-care therapy.  The trial has been fully enrolled with 202 patients with CTD-PAH, and we expect to have top-line data from the CATALYST trial in mid-2020.  Data from CATALYST demonstrating an improvement in 6MWD versus placebo may support an NDA submission for approval of bardoxolone for the treatment of CTD-PAH.  No safety concerns have been reported by the DSMB.

RTA 1701 in Autoimmune Diseases

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

Financial Operations Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KKC, sales of our securities, and secured loans.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KKC and reimbursements of expenses under the terms of our agreement with KKC.  We have incurred losses in each year since our inception, other than in 2014.  As of September 30, 2019, we had $240.1 million of cash and cash equivalents and an accumulated deficit of $523.6 million.

On October 9, 2019, we and AbbVie entered into the Amended AbbVie Agreement pursuant to which we reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the License Agreement and the Collaboration Agreement. Except as otherwise set forth in the Amended AbbVie Agreement, the other provisions of the License Agreement and the Collaboration Agreement have been terminated. Under the Amended AbbVie Agreement, certain licenses granted to AbbVie will continue, for which AbbVie has granted exclusive sublicenses to us, resulting in our reacquiring worldwide rights to bardoxolone, excluding certain Asian countries that we previously licensed to KKC, and worldwide rights to omaveloxolone and the Second-Generation Activators, in each case that we had licensed to AbbVie under the License Agreement and the Collaboration Agreement.  In exchange, we will pay AbbVie $330 million, of which $75 million is payable on December 8, 2019, $150 million is payable on June 30, 2020, and $105 million is payable on November 30, 2021. If we raise cash proceeds of $200 million or more in one or more equity offerings, we are required to prepay AbbVie $25 million, which prepayment will reduce the amount payable to AbbVie on November 30, 2021, from $105 million to $80 million. We also will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and an identified list of existing Second-Generation Activators.  By reacquiring its rights, we were relieved from our obligations under the License Agreement and the Collaboration Agreement.

We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payment from KKC, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, and seek regulatory approval for, our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

Revenue

Our revenue to date has been generated primarily from licensing fees received under our collaborative license agreements and reimbursements for expenses.  We currently have no approved products and have not generated any revenue from the sale of products to date.  In the future, we may generate revenue from product sales, royalties on product sales, reimbursements for collaboration services under the KKC Agreement, or license fees, milestones, or other upfront payments if we enter into any new collaborations or license agreements.  We expect that our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such payments and sales.

Our license and milestone revenue has been generated primarily from the KKC Agreement, the License Agreement with AbbVie, and the Collaboration Agreement with AbbVie and consists of upfront payments and milestone payments.  License revenue recorded with respect to the KKC Agreement, the License Agreement, and the Collaboration Agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, collaboration revenue associated with upfront, non-refundable license payments received under our license and collaboration agreements are deferred and recognized ratably over the expected term of the performance obligations under each agreement.  The License Agreement and the Collaboration Agreement with AbbVie were terminated under the Amended AbbVie Agreement.  The related remaining balance of deferred revenue for the License Agreement was fully recognized in 2017 and, as discussed below, the remaining deferred balance of $191.7 million related to the Collaboration Agreement will be terminated in the fourth quarter of 2019.  Based on existing collaboration agreements, we only expect to recognize revenue under the KKC Agreement, which extends through 2021.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through September 30, 2019, we have incurred a total of $734.7 million in research and development expense, the majority of which relates to the development of bardoxolone and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

Research and development expenses include:

•	expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
•	expenses incurred under contract research agreements and other agreements with third parties;
•	employee and consultant-related expenses, which include salaries, benefits, travel, and stock-based compensation;
•	laboratory and vendor expenses related to the execution of preclinical and non-clinical studies and clinical trials;
•	the cost of acquiring, developing, manufacturing, and distributing clinical trial materials;
•	the cost of development, scale up, and process validation activities to support product registration; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supply costs.

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

Currently, KKC is not participating in the development of bardoxolone in CTD-PAH, ADPKD, or other rare kidney diseases but is reimbursing us the majority of the costs for our registrational trial in CKD caused by Alport syndrome in Japan and is responsible for the costs for our registrational trial in ADPKD in Japan.  Our expenses were reduced by $0.5 million for KKC’s share of the study costs for the nine months ended September 30, 2019.

The following table summarizes our research and development expenses incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited; in thousands)
Bardoxolone methyl	$12,511	$11,281	$31,904	$32,337
Omaveloxolone	$5,999	6,817	17,478	14,105
RTA 901	$560	62	1,616	328
RTA 1701	$452	621	1,433	2,125
Other research and development expenses	$12,757	8,363	35,517	23,084
Total research and development expenses	$32,279	$27,144	$87,948	$71,979

The program-specific expenses summarized in the table above include costs that we directly allocate to our product candidates.  Our other research and development expenses include employee-related expenses for research and development functions and preclinical, research, and discovery costs, which we do not allocate on a program-specific basis.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates.  We have also incurred, and anticipate incurring in the future, increased expenses associated with being a public company, including exchange listing and SEC requirements, director and officer insurance premium, legal, audit, and tax fees, compliance with the Sarbanes-Oxley Act, regulatory compliance programs, and investor relations costs.  Based on positive results from CARDINAL and MOXIe, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings for marketing approval in the United States and internationally. Accordingly, we have increased and anticipate continued increases in payroll and related expenses as a result of our preparation for commercial operations, especially for the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018 (unaudited)

The following table sets forth our results of operations for the three months ended September 30:

	2019	2018	Change $	Change %
	(in thousands)
Collaboration revenue
License and milestone	$7,898	$4,766	$3,132	66
Other revenue	344	409	(65)	(16)
Total collaboration revenue	8,242	5,175	3,067	59
Expenses
Research and development	32,279	27,144	5,135	19
General and administrative	14,283	7,486	6,797	91
Depreciation	258	105	153	146
Total expenses	46,820	34,735	12,085	35
Other income (expense)
Investment income	1,311	1,094	217	20
Interest expense	(2,389)	(2,360)	(29)	(1)
Total other income (expense)	(1,078)	(1,266)	188	15
Loss before taxes on income	(39,656)	(30,826)	(8,830)	(29)
Provision for taxes on income	38	9	29	322
Net loss	$(39,694)	$(30,835)	$(8,859)	(29)

Collaboration Revenue

License and milestone revenue represented approximately 96% and 92% of total revenue for the three months ended September 30, 2019 and 2018, respectively.  License and milestone revenue increased by $3.1 million or 66% during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.  A reduction in revenue related to an adjustment in the calculation of a regulatory milestone revenue included as variable consideration in the transaction price under the KKC Agreement was recognized in the prior year period. Since we did not have a similar event in the current period, the revenue increased by comparison.

Other revenue was immaterial for the three months ended September 30, 2019 and 2018.

The following table summarizes the sources of our revenue for the three months ended September 30:

	2019	2018
	(in thousands)
License and milestone
Collaboration Agreement	$6,717	$6,717
KKC Agreement	1,181	(2,951)
Other	—	1,000
Total license and milestone	7,898	4,766
Other revenue	344	409
Total collaboration revenue	$8,242	$5,175

Research and Development Expenses

Research and development expenses increased by $5.1 million, or 19%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.  The increase was primarily due to $3.3 million in increased personnel and equity compensation expenses to support growth of our development activities, $0.9 million in increased medical affairs and other research activities, and $0.7 million caused by two components: increased manufacturing to support product registration and startup activities for FALCON and the extension trials for our registrational programs, which were offset by decreased clinical expenses due to fully enrolled and completed studies.

Research and development expenses, as a percentage of total expenses, was 69% and 78% for the three months ended September 30, 2019 and 2018, respectively.  The decrease of 9% was primarily due to a proportionately larger increase in general and administrative expenses such as personnel and equity compensation expenses and rent and office expenses to support growth in our development activities.

General and Administrative Expenses

General and administrative expenses increased by $6.8 million, or 91%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.  The increase was primarily due to $3.3 million in increased personnel and equity compensation expenses, $1.7 million in increased rent and office expenses to support growth in our development activities, $0.3 million in increased professional fees related to audit, legal, and tax-related services, and $0.9 million in increase patent fees.

General and administrative expenses, as a percentage of total expenses, was 31% and 22%, for the three months ended September 30, 2019 and 2018, respectively.  The increase of 9% was primarily due to a proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Depreciation

Depreciation was increased by $0.2 million, or 146%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due to increases in property and equipment related to growth in personnel and office space.

Investment Income

Investment income increased by $0.2 million, or 20%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due to investment and interest income earned on higher average balances of cash and cash equivalents.

Interest Expenses

Interest expense during the three months ended September 30, 2019 was consistent with the three months ended September 30, 2018.

Provision for Taxes on Income

Provision for taxes on income was immaterial for the three months ended September 30, 2019 and 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018 (unaudited)

The following table sets forth our results of operations for the nine months ended September 30:

	2019	2018	Change $	Change %
	(in thousands)
Collaboration revenue
License and milestone	$23,437	$44,452	$(21,015)	(47)
Other revenue	409	685	(276)	(40)
Total collaboration revenue	23,846	45,137	(21,291)	(47)
Expenses
Research and development	87,948	71,979	15,969	22
General and administrative	36,027	24,802	11,225	45
Depreciation	659	311	348	112
Total expenses	124,634	97,092	27,542	28
Other income (expense)
Investment income	4,812	1,787	3,025	169
Interest expense	(7,199)	(3,773)	(3,426)	(91)
Loss on extinguishment of debt	—	(1,007)	1,007	100
Other income (expense)	7	—	7	100
Total other income (expense)	(2,380)	(2,993)	613	20
Loss before taxes on income	(103,168)	(54,948)	(48,220)	(88)
Provision for taxes on income	60	15	45	300
Net loss	$(103,228)	$(54,963)	$(48,265)	(88)

Collaboration Revenue

License and milestone revenue represented approximately 98% of total revenue for each of the nine months ended September 30, 2019 and 2018.  License and milestone revenue decreased by $21.0 million, or 47%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.  Additional revenue related to variable consideration that was included in the transaction price under the KKC Agreement was recognized in the prior year period.  Since we did not have a similar event in the current period, the revenue decreased by comparison.

Other revenue decreased by $0.3 million or 40%, during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a decrease in reimbursements of expenses from KKC for expenses incurred.

The following table summarizes the sources of our revenue for the nine months ended September 30:

	2019	2018
	(in thousands)
License and milestone
Collaboration Agreement	$19,931	$19,931
KKC Agreement	3,506	23,521
Other	—	1,000
Total license and milestone	23,437	44,452
Other revenue	409	685
Total collaboration revenue	$23,846	$45,137

Research and Development Expenses

Research and development expenses increased by $16.0 million, or 22%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.  The increase was primarily due to $8.6 million in increased personnel and equity compensation expenses to support growth of our development activities, $3.3 million in increased medical affairs and other research activities to support our registrational trials, and $3.6 million caused by two components: increased manufacturing to support product registration and startup activities for FALCON and the extension trials for our registrational programs, which were offset by decreased clinical expenses due to fully enrolled and completed studies.

Research and development expenses, as a percentage of total expenses, was 71% and 74% for the nine months ended September 30, 2019 and 2018, respectively. The decrease of 3% is primarily due to a proportionately larger increase in general and administrative expenses such as personnel and equity compensation expenses and rent and office expenses to support growth in our development activities.

General and Administrative Expenses

General and administrative expenses increased by $11.2 million, or 45%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.  The increase was primarily due to $8.4 million in increased personnel and equity compensation expenses, $3.8 million in increased rent and office expenses to support growth in our development activities, and $0.9 million in increased professional fees related to audit, legal, and tax-related services, which were offset by a decrease in sublicense fees of $2.5 million and other expenses related to the achievement of a KKC milestone in 2018.

General and administrative expenses, as a percentage of total expenses, was 29% and 26%, for the nine months ended September 30, 2019 and 2018, respectively. The 3% increase was primarily due to a proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Depreciation

Depreciation was increased by $0.3 million, or 112%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due to increases in property and equipment related to growth in personnel and office space.

Investment Income

Investment income increased by $3.0 million, or 169%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due to investment and interest income earned on higher average balances of cash and cash equivalents.

Interest Expense

Interest expense increased by $3.4 million, or 91%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due to additional borrowings under our Restated Loan Agreement entered in June 2018.

Provision for Taxes on Income

Provision for taxes on income was immaterial for the nine months ended September 30, 2019 and 2018.

Cash-based Operating Expenses (non-GAAP) for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)

Total expenses (GAAP) were $46.8 million and $124.6 million for the three and nine months ended September 30, 2019, respectively, compared to $34.7 million and $97.1 million for the three and nine months ended September 30, 2018, respectively. Our cash-based operating expenses (a non-GAAP measure calculated as total expenses, less stock-based compensation expense and depreciation expense) were $41.2 million and $109.9 million for the three and nine months ended September 30, 2019, respectively, compared to $31.9 million and $89.0 million for the three and nine months ended September 30, 2018, respectively.

We expect our cash-based operating expenses to continue to increase in the future as we advance bardoxolone and omaveloxolone through ongoing and future clinical trials, scale manufacturing for registrational and validation purposes, advance other product candidates into mid and later stage clinical trials, expand our product candidate portfolio, increase both our research and development and administrative personnel, and plan for commercialization of our product candidates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total expenses - GAAP	$46,820	$34,735	$124,634	$97,092
Stock-based compensation expense	(5,380)	(2,745)	(14,090)	(7,783)
Depreciation	(258)	(105)	(659)	(311)
Cash-based operating expenses - Non-GAAP	$41,182	$31,885	$109,885	$88,998

For additional information about our non-GAAP financial measure, see “—Non-GAAP Financial Measure”.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, and secured loans.  Through September 30, 2019, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $780.0 million from payments under license and collaboration agreements. We also obtained $402.3 million in net proceeds from our IPO and follow-on offerings of our Class A common stock, and $77.2 million in net proceeds from our Restated Loan Agreement.  We have not generated any revenue from the sale of any products.  As of September 30, 2019, we had available cash and cash equivalents of approximately $240.1 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the nine months ended September 30 (unaudited):

	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(101,776)	$(46,286)
Investing activities	(2,420)	(370)
Financing activities	6,555	292,061
Net change in cash and cash equivalents	$(97,641)	$245,405

Operating Activities

Net cash used in operating activities was $101.8 million for the nine months ended September 30, 2019, consisting primarily of a net loss of $103.2 million adjusted for non-cash items including stock-based compensation expense of $14.1 million, depreciation and amortization expense of $1.7 million, and a net decrease in operating assets and liabilities of $14.4 million.  The significant items in the change in operating assets that impacted our use of cash in operations include increases in accrued direct research and other current and long-term liabilities of $11.4 million primarily due to activities directly related to our clinical trials and other activities to support our registrational trials, an increase in prepaid expenses and other current assets of $1.9 million due to increases in prepaid subscriptions and insurance premiums, and decreases in amounts earned or due from collaboration agreements and deferred revenue of $23.4 million.  The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KKC, which resulted in recognition of $23.4 million of license and milestone revenue.

Net cash used in operating activities was $46.3 million for the nine months ended September 30, 2018, consisting primarily of a net loss of $55.0 million adjusted for non-cash items including stock-based compensation expense of $7.8 million, depreciation and amortization expense of $0.9 million, loss on extinguishment of debt of $1.0 million, and a net increase in operating assets and liabilities of $1.0 million.  The significant items in the change in operating assets and liabilities include an increase in prepaid expenses, other current assets, and other assets of $1.3 million primarily due to receivables from KKC related to reimbursement for expenses incurred, an increase in accrued direct research and other current and long-term liabilities of $10.8 million due clinical trial activities, and a decrease in deferred revenue of $13.5 million.  The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KKC, which resulted in recognition of $43.5 million of license and milestone revenue, offset by the achievement of the regulatory milestone of $30 million related to the KKC Agreement, which was recognized as deferred revenue.

Investing Activities

Net cash used in investing activities of $2.4 million for the nine months ended September 30, 2019 were primarily due to capital expenditures in connection with an expansion of our office space and purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2018 was not significant.

Financing Activities

Net cash provided by financing activities of $6.6 million for the nine months ended September 30, 2019 were primarily due to stock option exercises.

Net cash provided by financing activities of $292.1 million for the nine months ended September 30, 2018 were primarily due to net proceeds of $232.8 million from our follow-on public offering and $57.7 million from our Restated Loan Agreement.

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

On October 15, 2019, we entered into a Lease Agreement, relating to the lease of approximately 327,400 square feet of office and laboratory space located in Plano, Texas. The term of the Lease is estimated to commence mid-2022, when construction is completed, and continue for 16 years, with up to 10 years of extension at our option. The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million, which may increase in certain circumstances.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, we will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

On October 9, 2019, we and AbbVie entered into the Amended AbbVie Agreement pursuant to which we reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the License Agreement and the Collaboration Agreement. In exchange, we will pay AbbVie $330 million, of which $75 million is payable on December 8, 2019, $150 million is payable on June 30, 2020, and $105 million is payable on November 30, 2021. If we raise cash proceeds of $200 million or more in one or more equity offerings, we are required to prepay AbbVie $25 million, which prepayment will reduce the amount payable to AbbVie on November 30, 2021, from $105 million to $80 million. We also will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and an identified list of existing Second-Generation Activators.  As a result of entering into the Amended AbbVie Agreement, while we are finalizing our assessment of the accounting for the transaction, we anticipate that we will recognize a charge in the fourth quarter of 2019, which will reflect the repurchase of the rights and the termination of the future obligations on which the Company has deferred revenue recorded as of September 30, 2019. The termination of our deferred revenue balance will not have an impact on our cash flow.

On October 9, 2019, we entered into the Amendment with the Lenders, which amended the Restated Loan Agreement entered into among us and the Lenders on June 14, 2018.  Under the Amendment, the Term B Loan availability was increased from $45 million to $75 million and the availability period was increased from within 30 days to 60 days after the achievement of the one of two milestones. As one of the milestones was achieved on October 14, 2019, the availability period will end on December 13, 2019.  If we borrow under the Term B Loan, we expect to incur additional related interest expense.  As of September 30, 2019, the current portion of the loan is $5.3 million, which is based on the interest-only payment period under the Term A Loan. If we draw the Term B Loan, the interest-only period will extend through June 1, 2021, and the current portion of the loan will be $0 until July 1, 2020.

On July 27, 2018, we closed a follow-on underwritten public offering of 3,450,000 shares of its Class A common stock for gross proceeds of $248.4 million.  Net proceeds to us from the offering were approximately $232.8 million, after deducting underwriting discounts and commissions and offering expenses.

On June 14, 2018, we amended and restated our Loan Agreement.  Under our Restated Loan Agreement, the Term A Loan was increased from $20.0 million to $80.0 million, of which Reata borrowed an additional $60.0 million on June 14, 2018, which resulted in an outstanding principal balance of $80.0 million under the Term A Loan at June 14, 2018.

In November 2017, we entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which they may offer and sell up to $50.0 million of our Class A common stock from time to time in at-the-market transactions as stated in the prospectus supplement filed with the SEC pursuant to Rule 424(b)(5), dated as of November 9, 2017.  To date, no sales have been made under the at-the-market offering program.

Under the Amended AbbVie Agreement, we have significantly increased our current obligations, but we believe that our current cash, along with our access to additional equity or debt funding, will enable us to meet our current obligations through December 31, 2020.  Our longer term liquidity requirements will require us to raise additional capital.  Our future capital requirements will depend on many factors, including the receipt of milestones under the KKC Agreement and the timing of our expenditures related to clinical trials.  We anticipate opportunistically raising additional capital before that time through equity offerings, collaboration or license agreements, additional debt, or royalty financings in order to maintain adequate capital reserves.  In addition, we may choose to raise additional capital at any time for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.  Decisions about the timing or nature of any financing will be based on, among other things, our perception of our liquidity and of the market opportunity to raise equity or debt.  Additional securities may include common stock, preferred stock, or debt securities.  We may explore strategic collaborations or license arrangements for certain of our earlier stage assets, including RTA 901 and RTA 1701.  If we do explore any arrangements, there can be no assurance that any agreement will be reached, and we may determine to cease exploring a potential transaction for any or all of the assets at any time.  If an agreement is reached, there can be no assurance that any such transaction would provide us with a material amount of additional capital resources.

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings, commercial loans, collaboration or license transactions, and royalty financings.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates.  If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock.  If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt could be secured by some or all of our assets.  If we sell royalty interests, we may be required to make significant royalty payments for an extended period of time. Any of these events could significantly harm our business, financial condition, and prospects.  For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results, and cost of our clinical trials, preclinical testing, and other activities related to the development of our product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the costs of development efforts for our product candidates that are not subject to reimbursement from our collaborator;
•

the costs necessary to obtain regulatory approvals, if any, for our product candidates in the United States and other jurisdictions, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where approval is obtained;

•	the continuation of our existing collaboration with KKC and entry into new collaborations and the receipt of any collaboration payments;
•	the time and unreimbursed costs necessary to commercialize products in territories in which our product candidates are approved for sale;
•	the revenue from any future sales of our products for which we are entitled to a profit share, royalties, and milestones;
•	the level of reimbursement or third-party payor pricing available to our products;
•	the costs of obtaining third-party commercial supplies of our products, if any, manufactured in accordance with regulatory requirements;
•	the costs associated with any potential loss or corruption of our information or data in a cyberattack on our computer system;
•	the costs associated with being a public company; and

•	the costs we incur in the filing, prosecution, maintenance, and defense of our patent portfolio and other intellectual property rights.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

As of September 30, 2019, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K for year ended December 31, 2018.

Below are our contractual obligations as of September 30, 2019 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(in thousands)
Operating lease obligations	$3,336	$2,424	$—	$5,760
Outstanding secured term loan	6,666	55,556	17,778	80,000
Total contractual obligations	$10,002	$57,980	$17,778	$85,760

Clinical Trials

As of September 30, 2019, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

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

Off-Balance Sheet Arrangements

Since our inception, we have not had any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements, and we have not engaged in any other off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 of Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

In addition to the U.S. GAAP financial measures, this Quarterly Report on Form 10-Q includes cash-based operating expenses, a non-GAAP financial measure, which the Company defines as total expenses excluding stock-based compensation expense and depreciation expense.  A reconciliation of this non-GAAP financial measure to its most directly comparable U.S. GAAP financial measure is included in “—Results of Operations—Cash-based Operating Expenses (non-GAAP) for the three and nine months ended September 30, 2019 (unaudited)” above.

Non-GAAP financial measures should be considered in addition to, not in isolation or as a substitute for, U.S. GAAP financial measures.  In addition, our non-GAAP financial measure may differ from similarly named measures used by other companies.  You should carefully evaluate our non-GAAP financial measure, the adjustments included in our non-GAAP financial measure, and the reasons we consider it appropriate for analysis supplemental to our GAAP information. This non-GAAP financial measure has important limitations as an analytical tool due to the exclusion of some but not all items that affect the most directly comparable GAAP financial measure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $240.1 million at September 30, 2019, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We also have interest rate exposure as a result of our Term A Loan.  As of September 30, 2019, the outstanding principal amount of our Term A Loan was $80.0 million.  Our Term A Loan bears interest at a floating per annum rate calculated as 7.79% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 1.91%, with a minimum rate of 9.7% and a maximum rate of 12.29%.  Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term A Loan.  An increase of 100 basis points in interest rates would increase expense by approximately $0.8 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which could materially affect our businesses, financial condition, or future results.  Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.  There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2018 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Thirteenth Amended and Restated Certificate of Incorporation, dated May 11, 2016 (incorporated by reference to Exhibit 3.7 to the Company’s Form S-1 (File No. 333-208843), filed with the SEC on May 16, 2016).

3.2	Second Amended and Restated Bylaws, dated as of December 7, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on December 7, 2016).

10.1+*	Indemnification Agreement by and between the Company and Manmeet S. Soni dated August 28, 2019.

10.2+*	Employment Agreement by and between the Company and Manmeet S. Soni dated August 28, 2019.

10.3+*	Restricted Stock Unit Agreement.

10.4+*	Notice of Grant of Restricted Stock Units for employees.

10.5#	Amended and Restated License Agreement, dated as of October 9, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on October 10, 2019).

10.6

First Amendment to Amended and Restated Loan and Security Agreement, dated as of October 9, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on October 10, 2019).

10.7	Lease Agreement, dated as of October 15, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on October 16, 2019).

10.8	Expansion Agreement, dated as of October 15, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on October 16, 2019).

10.9#

Fifth Supplement to Exclusive License and Supply Agreement, dated August 22, 2019, between Reata Pharmaceuticals, Inc. and Kyowa Kirin Co., Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on August 22, 2019).

10.10#

Sixth Supplement to Exclusive License and Supply Agreement, dated August 22, 2019, between Reata Pharmaceuticals, Inc. and Kyowa Kirin Co., Ltd (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on August 22, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
#	Confidential information has been omitted from this Exhibit pursuant to Securities and Exchange Commission regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2019	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Chief Financial Officer