Form 10-K
period 2019-12-31
REATA PHARMACEUTICALS INC
filed 2020-02-19
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A Common Stock on The Nasdaq Stock Market on June 30, 2019, was $1,955,969,284.

The number of shares of Registrant’s Common Stock outstanding as of February 13, 2020 was 27,911,518 shares of Class A Common Stock and 5,317,695 shares of Class B Common Stock.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 10, 2020, are incorporated by reference into Part III of this Report.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Annual Report on Form 10-K, all statements, other than statements of historical or present facts, including statements regarding our future financial condition, future revenues, projected costs, prospects, business strategy, and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “target,” “project,” “model,” “should,” “would,” “plan,” “expect,” “predict,” “could,” “seek,” “goals,” “potential,”  and similar terms or expressions that concern our expectations, strategy, plans, or intentions.  These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing, costs, conduct, and outcome of our clinical trials, including statements regarding the timing of the initiation and availability of data from such trials;
•	the timing and likelihood of regulatory filings and approvals for our product candidates;
•	whether regulatory authorities determine that additional trials or data are necessary in order to accept a new drug application for review and/or approval;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	our plans to research, develop, and commercialize our product candidates;
•	the commercialization of our product candidates, if approved;
•	the rate and degree of market acceptance of our product candidates;
•

our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use, and the potential market opportunities for commercializing our product candidates;

•	the success of competing therapies that are or may become available;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our ability to maintain and establish collaborators with development, regulatory, and commercialization expertise;
•	our ability to attract and retain key scientific or management personnel;
•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations related to the use of our available cash;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress, and results of future preclinical studies and clinical trials, and our research and development programs;
•	the impact of governmental laws and regulations and regulatory developments in the United States and foreign countries; and
•	developments and projections relating to our competitors and our industry.

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

DEFINED TERMS

Unless the context requires otherwise, references to “Reata,” “the Company,” “we,” “us,” or “our” in this 2019 Form 10-K refer to Reata Pharmaceuticals, Inc. and its subsidiaries.  We also have used several other terms in this 2019 Form 10-K, most of which are explained or defined below.

Abbreviated Term	Defined Term
2017 Tax Act	Tax Cuts and Jobs Act of 2017
6MWD	6-minute walk distance
AbbVie	AbbVie Inc.
ACE	Angiotensin converting enzyme
Actelion	Actelion Pharmaceuticals US, Inc.
ADPKD	Autosomal dominant polycystic kidney disease
AE	Adverse event
AIA	Leahy-Smith America Invents Act
ALS	Amyotrophic lateral sclerosis
ANDA	Abbreviated new drug application
ARB	Angiotensin receptor blockers
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATP	Adenosine triphosphate
Bardoxolone	Bardoxolone methyl
Bayer	Bayer AG
CGMP	Current good manufacturing practice
CKD	Chronic kidney disease
CMO	Contract manufacturing organization
CMS	Center for Medicare and Medicaid Services
CPA	Certified Public Accountant
Credits	Tax credits
CRO	Contract research organization
CTA	clinical trial application
CTD-PAH	Pulmonary arterial hypertension associated with connective tissue disease
Dartmouth	The Trustees of Dartmouth College
DOJ	United States Department of Justice
DSCSA	Drug Supply Chain Security Act
DSMB	Data safety monitoring board
eGFR	Estimated glomerular filtration rate
EMA	European Medicines Agency
EPA	Environmental Protection Agency
EPC	European Patent Convention
ERA	Endothelin receptor antagonist
ESKD	End stage kidney disease
EU	European Union
Exchange Act	Securities Exchange Act of 1934
Existing Nrf2 Activators	Second-Generation Activators
FA	Friedreich’s ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977
FDA	United States Food and Drug Administration
FFDCA	Federal Food, Drug, and Cosmetic Act
FSGS	Focal segmental glomerulosclerosis
FTC	Federal Trade Commission
GBM	Glomerular basement membrane
GCP	Good clinical practice
GDPR	General Data Protection Regulation
GFR	Glomerular filtration rate
Gilead	Gilead Sciences, Inc.
GLP	Good laboratory practice
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IgAN	IgA nephropathy
I-PAH	Idiopathic form of PAH
IND	Investigational new drug
IPO	Initial public offering
IRB	Institutional review board
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act
KKC	Kyowa Kirin Co., Ltd. (formerly KKC or Kyowa Hakko Kirin Co., Ltd.)
LTIP Plan	Second Amended and Restated Long Term Incentive Plan

Abbreviated Term	Defined Term
MAA	Marketing Authorization Application
MD Anderson	The University of Texas MD Anderson Cancer Center
mFARS	Modified Friedreich’s Ataxia Rating Scale
MHRA	Medicines and Healthcare Products Regulatory Agency
MMRM	Mixed-model repeated measures
MSL	Medical science liaisons
NCE	New chemical entity
NDA	New Drug Application
NIH	National Institute of Health
NOL	Net operating loss
OIG	Office of Inspector General
PAH	Pulmonary arterial hypertension
PCAOB	Public Company Accounting Oversight Board
PD	Pharmacodynamic
PDMA	Prescription Drug Marketing Act
PH	Pulmonary hypertension
PK	Pharmacokinetic
PMDA	Pharmaceutical and Medical Devices Agency
PPACA	Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010
PREA	Pediatric Research Equity Act
PTAB	Patent Trial and Appeal Board
Registrational or pivotal trial

An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate,

although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required

REMS	Risk evaluation and mitigation strategy
Retained eGFR	eGFR change after a four-week withdrawal of drug
ROS	Reactive oxygen species
SAE	Serious adverse event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SCA	Spinocerebellar ataxia
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
T2D	Type 2 diabetic
TGA	Therapeutic Goods Administration
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD
University of Kansas	University of Kansas and the University of Kansas Medical Center
USPTO	The United States Patent and Trademark Office

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  Our lead programs are in rare forms of chronic kidney disease (CKD) and a rare neurological disease.  We recently announced positive topline data from registrational studies for both of our lead product candidates, bardoxolone methyl (bardoxolone) in patients with CKD caused by Alport syndrome and omaveloxolone in patients with a neurological disorder called Friedreich’s ataxia (FA).  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe bardoxolone and omaveloxolone have many potential clinical applications.  We possess exclusive, worldwide rights to develop, manufacture, and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (KKC).

Programs in Chronic Kidney Disease

We are developing bardoxolone for the treatment of patients with CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease (ADPKD), and other rare forms of CKD that, in the aggregate, affect more than 700,000 patients in the United States.

Alport syndrome is a rare, genetic form of CKD caused by mutations in the genes encoding type IV collagen, which is a major structural component of the glomerular basement membrane (GBM) in the kidney.  Alport syndrome patients experience a progressive worsening of the kidney’s capacity to filter waste products out of the blood, which can lead to end-stage kidney disease (ESKD) and the need for chronic dialysis treatment or a kidney transplant.  Alport syndrome affects both children and adults. In patients with the most severe forms of the disease, approximately 50% progress to dialysis by age 25, 90% by age 40, and nearly 100% by age 60.  According to the Alport Syndrome Foundation, Alport syndrome affects approximately 30,000 to 60,000 people in the United States.  There are currently no approved therapies to treat CKD caused by Alport syndrome.

In November 2019, we announced that the Phase 3 portion of the CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome met its primary and key secondary Year 1 endpoints.  After 48 weeks of treatment, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean estimated glomerular filtration rate (eGFR) of 9.50 mL/min/1.73 m2 (p<0.0001).  At Week 52, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean retained eGFR, which is the eGFR change after a four-week withdrawal of drug, of 5.14 mL/min/1.73 m2 (p=0.0012).  After 52 weeks, patients in the placebo arm of CARDINAL lost an average of 6.1 mL/min/1.73 m2.  Based on these positive results, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings this year for marketing approval in the United States.

ADPKD is a rare and serious hereditary form of CKD caused by a genetic defect in PKD1 or PKD2 genes leading to the formation of fluid-filled cysts in the kidneys and other organs.  Cyst growth can cause the kidneys to expand up to five to seven times their normal volume, leading to pain and progressive loss of kidney function.  ADPKD affects both men and women of all racial and ethnic groups and is the leading inheritable cause of kidney failure with an estimated diagnosed population of 140,000 patients in the United States.  Despite current standard of care treatment, an estimated 50% of ADPKD patients progress to ESKD and require dialysis or a kidney transplant by 60 years of age.

In a Phase 2 study called PHOENIX, bardoxolone demonstrated a statistically significant increase from baseline of 9.3 mL/min/1.73 m2 in mean eGFR after 12 weeks of treatment in 31 patients with ADPKD.  Available historical data for 29 of these patients showed an average annual decline in eGFR of 4.8 mL/min/1.73 m2 in the three-year period prior to study entry.  In May 2019, we began enrollment in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial studying the safety and efficacy of bardoxolone in approximately 300 patients with ADPKD. The trial will enroll a broad range of patients from 18 to 70 years old with an eGFR between 30 to 90 mL/min/1.73 m².  The United States Food and Drug Administration (FDA) has provided us with written guidance that, in patients with ADPKD, an analysis of retained eGFR demonstrating an improvement versus placebo after one year of bardoxolone treatment may support accelerated approval, and an improvement versus placebo after two years of treatment may support full approval.

Three additional rare forms of CKD were studied in PHOENIX, including IgA nephropathy (IgAN), type 1 diabetic CKD (T1D CKD), and focal segmental glomerulosclerosis (FSGS).  In each of these Phase 2 cohorts, bardoxolone demonstrated a statistically significant increase from baseline in mean eGFR after 12 weeks of treatment. We believe that clinical trials similar to the design of the Phase 3 CARDINAL and FALCON trials with a two-year duration and a retained eGFR benefit endpoint after one and two years of treatment may be acceptable for submission of a New Drug Application (NDA) for these forms of CKD to the FDA.  We plan to pursue each of these rare and serious forms of CKD as commercial indications.

The FDA has granted orphan drug designation to bardoxolone for the treatment of Alport syndrome and ADPKD, and the European Commission has granted orphan drug designation to bardoxolone for the treatment of Alport syndrome.

Programs in Neurological Diseases

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder that is typically diagnosed during adolescence and can ultimately lead to premature death.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation and wheelchair reliance.  Symptoms generally occur in children, with patients requiring a wheelchair by their teens or early 20s.  FA affects approximately 5,000 children and adults in the United States and 22,000 individuals globally.  There are currently no approved therapies to treat FA.

In October 2019, we announced that the registrational part 2 portion of the MOXIe Phase 2 trial of omaveloxolone in patients with FA met its primary endpoint of change in modified Friedreich’s Ataxia Rating Scale (mFARS) relative to placebo after 48 weeks of treatment.  Patients treated with omaveloxolone (150 mg/day) demonstrated a statistically significant, placebo-corrected 2.40 point mean improvement (decrease) in mFARS after 48 weeks of treatment (p=0.014).  Omaveloxolone treatment was generally reported to be well-tolerated.  Based on these positive results, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings this year for marketing approval of omaveloxolone for the treatment of FA in the United States.  The FDA and the European Commission have granted orphan drug designation to omaveloxolone for the treatment of FA.

In addition, we have observed compelling activity of omaveloxolone and our other Nrf2 activators in preclinical models of Parkinson’s disease, dementia, epilepsy, Huntington’s disease, and amyotrophic lateral sclerosis (ALS), and we plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more of these diseases.

We are also developing RTA 901 in neurological indications.  RTA 901 is the lead product candidate from our Hsp90 modulator program.  We have observed favorable activity of RTA 901 in a range of preclinical models of neurological disease, including models of diabetic neuropathy, neuroinflammation, and neuropathic pain.  We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 901 administered orally, once-daily in healthy adult volunteers, and no safety or tolerability concerns were reported. We plan to continue development for RTA 901 in neurological diseases, such as diabetic neuropathy. We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

Other Clinical Programs

In addition to our lead programs in rare forms of CKD and a rare neurological disease, we are exploring additional clinical and preclinical programs.  Our most advanced program outside of CKD and neurological diseases is the registrational Phase 3 CATALYST study of bardoxolone in pulmonary arterial hypertension (PAH) caused by connective tissue disease (CTD-PAH).  CTD-PAH is a rare, serious, and progressive disease that leads to heart failure and death.  CTD-PAH patients are less responsive to existing vasodilator therapies than patients with the more common, idiopathic form of PAH (I-PAH) and have a worse prognosis.

In a Phase 2 clinical trial in patients with PAH called LARIAT, bardoxolone demonstrated a statistically significant, time-averaged increase in mean 6-minute walk distance (6MWD) at 16 weeks in CTD-PAH patients compared to baseline.  CATALYST is an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in CTD-PAH patients randomized one-to-one to active drug or placebo.  We completed the enrollment of CATALYST and expect to have top-line data in mid-2020.  Based on discussions with the FDA, the primary endpoint of CATALYST is the change from baseline in 6MWD compared to placebo after 24 weeks of treatment.  If positive, we believe that the results of CATALYST, together with other data from our development program, will be sufficient to form the basis of an NDA submission to the FDA seeking approval of bardoxolone for the treatment of CTD-PAH.  The FDA has granted orphan drug designation to bardoxolone for the treatment of PAH.

In addition, we are developing RTA 1701, the lead product candidate from our proprietary series of RORγt inhibitors, for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 1701 in healthy adult volunteers.  No safety or tolerability concerns were reported, and we observed an acceptable pharmacokinetic profile. We plan to continue development for RTA 1701 in autoimmune, inflammatory, or fibrotic diseases. We retain all rights to our RORγt inhibitors, which are not subject to any existing commercial collaborations.

2019 Key Developments

On February 20, we reported positive, final results from the FSGS cohort of PHOENIX, a Phase 2 study of bardoxolone in patients with rare forms of CKD.

On May 30, we announced the enrollment of the first patient in the Phase 3 FALCON trial of bardoxolone in patients with ADPKD.

On June 5, we announced the FDA granted orphan drug designation to bardoxolone for the treatment of ADPKD.

On August 28, we announced the appointment of Manmeet S. Soni as CFO and Executive Vice President.

On October 9, we reacquired development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie Inc. (AbbVie) for territories outside of the United States with respect to bardoxolone and worldwide with respect to omaveloxolone and certain next-generation Nrf2 activators.

On October 9, we amended our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank to increase our loan to $75.0 million (the Amended Restated Loan Agreement), which was drawn in December.

On October 14, we reported positive topline data from the pivotal MOXIe study of omaveloxolone in patients with FA.

On November 7, preclinical data presented at the American Society of Nephrology annual meeting by Dr. Naoki Kashihara elucidated that activation of the Nrf2 pathway increases GFR by increasing effective glomerular filtration area, providing insight into bardoxolone’s mechanism of action in CKD.

On November 12, we reported positive, topline one-year data from the pivotal CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome.

On November 18, we announced the closing of an underwritten public offering of 2,760,000 shares of Class A common stock at a price to the public of $183.00 per share. We received gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses, of approximately $505.1 million.

Our Strategy

Our goal is to be a leader in the discovery, development, and commercialization of small-molecule therapies for the treatment of severe and life-threatening diseases.  Our strategy includes the following key components:

•

Based on our positive results from CARDINAL, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings this year for marketing approval of bardoxolone for the treatment of CKD caused by Alport syndrome in the United States;

•

Based on our positive results from part 2 of the MOXIe trial, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings this year for marketing approval of omaveloxolone for the treatment of FA in the United States;

•	Build a franchise in treatments for rare forms of CKD, subject to regulatory approvals;
•	Execute the Phase 3 FALCON trial in ADPKD as the first follow-on indication after Alport syndrome.
•	Pursue treatments for other rare forms of CKD commercially;
•	Build a franchise in neurological diseases, subject to regulatory approvals;
•	Execute follow-on clinical trials of omaveloxolone in other severe neurological diseases;
•	Complete our Phase 3 CATALYST trial in CTD-PAH in 2020 and, if successful, and subject to discussions with regulatory authorities, seek regulatory approval in the United States and internationally;
•	Continue RTA 901 development activities in neurological disease;
•

Expand our manufacturing and quality teams as needed to support commercial supply and distribution, as well as enter into longer-term commercial supply agreements building redundancy in suppliers to fulfill our clinical, preclinical, and, if approved, commercial supply needs for ourselves and our collaborators;

•	Continue to build our sales and marketing teams, infrastructure, systems, and processes necessary for the launch of bardoxolone and omaveloxolone in the United States and internationally, if approved;
•	Continue to educate physicians about the hallmarks of Alport syndrome and FA through our ongoing disease awareness campaigns, including our KidneyCode™ genetic testing program for patients with CKD;
•	Continue RTA 1701 development activities in autoimmune, inflammatory, or fibrotic diseases;
•	Continue to advance our additional preclinical programs through preclinical studies into clinical development; and
•	Leverage our multiple technologies and relationships to discover new molecules and explore preclinical proof of concept.

Our Programs

Foundational Biology of Our Nrf2 Activators

[1]

Inflammation and mitochondrial metabolism are closely associated.  In many inflammatory diseases, mitochondrial metabolism becomes dysfunctional and is reprogrammed to suppress the production of adenosine triphosphate (ATP) and increase the production of chemically-reactive molecules called “reactive oxygen species” (ROS).

[2]

Once released from the mitochondria, reactive oxygen species (ROS) amplify pro-inflammatory signaling pathways, such as NF-κB, and increase the production of cytokines such as TNFα, IL-1β, TGFβ, and IL-6.  The persistent production of cytokines, impaired redox balance, and mitochondrial dysfunction contribute to chronic inflammation, which can ultimately lead to fibrosis and reduced organ function.

[3]

By binding to Keap1, bardoxolone and omaveloxolone stabilize Nrf2 and increase its activity.  Nrf2 is a transcription factor that plays a key role in the resolution of inflammation by regulating the expression of genes involved in mitochondrial metabolism, redox balance, and cytokine production.

[4]

Nrf2 activation normalizes mitochondrial metabolism and increases ATP production.  It also increases the expression of antioxidant enzymes and systems that work together to reduce the levels of ROS and restore redox balance.

[5]

By normalizing mitochondrial metabolism and restoring redox balance, Nrf2 inhibits pro-inflammatory signaling.  In addition, Nrf2 directly suppresses the expression of pro-inflammatory cytokine genes by inhibiting their transcription.

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

Inflammation and mitochondrial metabolism are closely associated.  The mitochondria are often called the “powerhouses” of the cell as they produce the energy that the cell needs to function.  This energy is produced by converting fatty acids and glucose into ATP by a process called oxidative phosphorylation.  During inflammation, mitochondrial metabolism is temporarily reprogrammed to suppress oxidative phosphorylation. Instead of primarily making ATP, the mitochondria divert fatty acids and glucose to increase the production of pro-inflammatory mediators.  During this reprogramming, the mitochondria release ROS that can directly attack pathogens and amplify the production of cytokines.

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

Bardoxolone and omaveloxolone are Nrf2 activators that selectively bind to Keap1, a protein that governs the activity of Nrf2 in response to cellular stress.  By binding to Keap1, bardoxolone and omaveloxolone stabilize Nrf2 and increase its activity.  Since mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, Nrf2 activators, such as bardoxolone and omaveloxolone, may have many potential clinical applications.  Bardoxolone and omaveloxolone have been extensively studied by many investigators.  Their tissue-protective and therapeutic effects have been observed in many preclinical models and are associated with meaningful improvements in hallmarks of disease progression, such as inflammation, tissue remodeling, and fibrosis.  Our Nrf2 activators are the subject of over 400 peer-reviewed publications and have been studied in over 50 preclinical animal models in which they have demonstrated anti-inflammatory, tissue-protective, or anti-fibrotic effects in the kidney, heart, brain, liver, lungs, vasculature, fat tissue, pancreas, bone marrow, intestines, eyes, spinal cord, prostate, inner ear, and skin.

Programs in CKD

We are developing bardoxolone for the treatment of patients with the following rare forms of CKD:

•	Alport syndrome in our registrational CARDINAL study;
•	ADPKD in our registrational FALCON study; and
•	IgAN, FSGS, and T1D CKD

In addition, KKC, our strategic collaborator in CKD, is currently conducting its registrational trial of bardoxolone in diabetic (type 1 and 2) CKD in Japan.  KKC completed patient enrollment in this trial in June 2019 and expects to have topline data in the first half of 2022.

Background on Rare Forms of CKD, eGFR, and the Burden of ESKD and Dialysis

CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood, called the glomerular filtration rate (GFR).  eGFR is an estimate of GFR that nephrologists use to track the decline in kidney function and progression of CKD.  When GFR gets too low, patients develop ESKD and require dialysis or a kidney transplant to survive.

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

Dialysis leads to a reduced quality of life, and most patients must spend several hours at a dialysis clinic three times a week for the remainder of their life and may suffer side effects due to dialysis.  Dialysis also increases the likelihood of serious and life-threatening complications, such as cardiovascular disease, and the five-year survival rate for hemodialysis patients is approximately 42%.  The number of patients with ESKD in the United States has nearly doubled in the last two decades with an estimated 747,000 patients as of 2017.  Approximately 30% of these patients suffer from a rare form of CKD.  In 2017, Medicare spending for all beneficiaries who had CKD was $120 billion, of which $36 billion was spent on patients with ESKD.

Other than JYNARQUE®, which is approved for ADPKD, the only approved therapies in the United States that affect disease progression for any rare form of CKD we are studying are blood pressure medications, angiotensin converting enzyme (ACE) inhibitors, and angiotensin receptor blockers (ARBs), approved for diabetic kidney disease, that modestly slow the rate of kidney function loss.  There are no approved therapies in the United States for Alport syndrome, IgAN, T1D CKD, or FSGS.

Bardoxolone Targets Pathways that Contribute to GFR Loss and ESKD

Inflammatory processes initiated by a variety of pathogenic stimuli, including diabetes, systemic hypertension, IgA deposition, and genetic mutations, drive declining kidney function.  At the molecular level, these pathogenic stimuli activate pro-inflammatory signaling pathways that normally detect cellular damage or pathogens.  These signals induce mitochondrial dysfunction in which production of ATP is impaired in favor of production of pro-inflammatory mitochondrial ROS.  ROS production activates pro-inflammatory signaling complexes including NF-κB to produce TNFα, IL-6, IL-1, IFNγ, angiotensin II, and other cytokines that initiate inflammatory pathways in glomerular endothelial cells, mesangial cells, and podocytes, while also recruiting activated macrophages and other inflammatory effector cells to the renal interstitium.  At the physiological level, chronic activation of pro-inflammatory pathways in these kidney cells promotes GFR loss.

Bardoxolone targets inflammatory pathways that contribute to kidney function loss.  The activity of Nrf2, the target of bardoxolone, has been shown to protect the kidney in preclinical studies that are the subject of many peer-reviewed manuscripts.  Nrf2 gene ablation intensifies inflammation, oxidative stress, and kidney injury, remodeling, and fibrosis in multiple animal models of kidney disease.  Nrf2-knockout mice exhibit a lupus-like autoimmune nephritis, and histologic analyses of kidney tissue show impaired antioxidant activity and increased oxidative damage including enlarged glomeruli, mesangial cell proliferation, GBM thickening, and glomerulosclerosis.  Kidney function is compromised in these animals, as evidenced by a significant decrease in creatinine clearance and survival.  Similarly, Nrf2-knockout mice are more susceptible to nephrotoxic insults and develop more severe kidney impairment in multiple animal models of kidney disease.

In a large biopsy study of 157 patients representing nine different types of CKD, patients’ biopsy samples were analyzed to determine genes and mutations associated with kidney function, as assessed clinically by eGFR.  Etiologies of CKD included thin basement membrane nephropathy, of which most are now considered patients with Alport syndrome, IgAN, diabetes, FSGS, hypertension, lupus, and others.  Eighteen genes and 97 molecular pathways were identified that affect eGFR.  Two clusters of pathways were identified that comprise inflammation and metabolic pathways, and Nrf2 was identified as a central link.  Collectively, these data establish that Nrf2 plays an important role in maintaining the function and structure of the kidney.  The data also demonstrate that Nrf2 affects a final common pathway of progression across diverse etiologies of CKD.

Recently, the mechanism underlying the regulation of GFR by the Keap1/Nrf2 pathway was investigated in the laboratory of Dr. Naoki Kashihara at the Kawasaki Medical School in Japan.  Our proprietary Nrf2 activator RTA dh404 (10 mg/kg/day) increased single nephron GFR in the control group but not in mice lacking the Nrf2 gene (p<0.05).  In mice lacking Keap1, leading to activation of Nrf2, single nephron GFR was also elevated compared to the control group (p<0.05).  The glomerular afferent/efferent arteriole ratio was not significantly altered in any group, indicating that activation of the Keap1/Nrf2 pathway increases GFR by increasing effective glomerular filtration area without affecting the afferent/efferent arteriole ratio. Additionally, RTA dh404 did not affect the glomerular permeability of albumin, suggesting that transient increases in albuminuria observed in clinical trials of bardoxolone are related to increases in eGFR rather than renal injury.

Overview of Clinical Evidence of Bardoxolone’s Effect on Kidney Function in CKD

Prior to our CARDINAL Phase 3 trial, clinical trials enrolling over 2,000 patients exposed to bardoxolone have demonstrated consistent, clinically meaningful improvement in kidney function across several disease states as measured by eGFR and other markers of kidney function.  Specifically, we have observed statistically significant increases in eGFR in all Phase 2 and Phase 3 clinical trials in seven distinct patient populations treated with bardoxolone, including patients with PAH and CKD caused by type 2 diabetes (T2D CKD), Alport syndrome, ADPKD, IgAN, T1D CKD, and FSGS.

We believe these data, in addition to the CARDINAL Phase 3 data, support the potential for bardoxolone to delay or prevent dialysis, kidney transplant, and death in patients with Alport syndrome and other forms of CKD.

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

o	In BEACON, bardoxolone treatment resulted in a decreased number of kidney-related serious adverse events (SAEs) and ESKD events.
•	Statistically significant improvement in retained eGFR above baseline in BEAM, BEACON, the Phase 2 portion of CARDINAL at one year, and the Phase 3 portion of CARDINAL at one year.
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

Bardoxolone Development Program for the Treatment of CKD Caused by Alport Syndrome

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

In November 2019, we announced positive topline, Year 1 results from the Phase 3 portion of CARDINAL studying bardoxolone in patients with Alport syndrome.  The Phase 3 portion of CARDINAL is an ongoing, international, multi-center, double-blind, placebo-controlled, randomized registrational trial that enrolled 157 patients with Alport syndrome at approximately 50 study sites in the United States, Europe, Japan, and Australia.  Pediatric patients represented approximately 15% of enrolled patients.  Patients were randomized one-to-one to bardoxolone or placebo.  As the CARDINAL study is ongoing, we released the one-year results under a data access plan submitted to the FDA designed to preserve the integrity of the second year of the study and avoid disclosing data that would unblind individual patients to their treatment assignment.

The primary endpoint for the study was the change in eGFR after 48 weeks of treatment.  After 48 weeks of treatment, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean eGFR of 9.50 mL/min/1.73 m2 (p<0.0001).  Patients treated with bardoxolone experienced a statistically significant increase from baseline in mean eGFR of 4.72 mL/min/1.73 m2  (p=0.0004), while patients treated with placebo experienced a statistically significant decline from baseline in mean eGFR of -4.78 mL/min/1.73 m2 (p=0.0002).

The key secondary endpoint for the study was the change in retained eGFR at 52 weeks.  At Week 52, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean retained eGFR of 5.14 mL/min/1.73 m2 (p=0.0012).  Patients treated with bardoxolone experienced a nonsignificant decline from baseline in mean retained eGFR of -0.96 mL/min/1.73 m2 (p=0.45), while patients treated with placebo experienced a statistically significant decline from baseline in mean retained eGFR of -6.11 mL/min/1.73 m2 (p<0.0001).  Similar efficacy at Week 48 and Week 52 was observed across multiple subgroups, including among pediatric patients.

The FDA has provided us with written guidance that, in patients with CKD caused by Alport syndrome, an analysis of retained eGFR demonstrating an improvement versus placebo after one year of bardoxolone treatment may support an NDA submission for accelerated approval and an improvement versus placebo after two years of treatment may support full approval. The second-year on-treatment eGFR will be measured after 100 weeks of treatment and the retained eGFR will be measured at Week 104 after withdrawal of drug for four weeks.  Patients who complete the study and meet eligibility requirements can participate in the open-label extension trial.

Bardoxolone was generally reported to be well tolerated in this study.  Seventy-five patients (97%) receiving bardoxolone and 73 patients (91%) receiving placebo experienced an adverse event (AE).  The reported AEs were generally mild to moderate in intensity, and the most common AEs observed more frequently in patients treated with bardoxolone compared to patients treated with placebo, were increases in aminotransferases and muscle spasms.  Nine patients (12%) receiving bardoxolone and four patients (5%) receiving placebo discontinued study drug due to an AE, and no individual AE contributed to more than two discontinuations in either group.

Four patients (5%) receiving bardoxolone and 10 patients (13%) receiving placebo experienced a treatment-emergent SAE.  No fluid overload or major adverse cardiac events were reported in patients treated with bardoxolone.  Blood pressure was reduced relative to baseline in the bardoxolone group but was not significantly different between the two groups.

Increases in aminotransferases are a pharmacological effect of bardoxolone, which increases production of aminotransferases in vitro. The aminotransferase increases observed in CARDINAL were associated with improvements (reductions) in total bilirubin and were not associated with liver injury, and we believe they are related to restoration of mitochondrial function.  Laboratory markers associated with pharmacodynamic (PD) activity, including urinary albumin to creatinine ratio and aminotransferases, were unchanged relative to placebo at Week 52 after a four-week withdrawal.

Bardoxolone Development Program for the Treatment of ADPKD

ADPKD is an inherited, rare form of CKD caused by a genetic defect in PKD1 or PKD2 and is characterized by the formation of fluid-filled cysts in the kidneys.  Inflammation appears to play a role in cyst growth and is associated with disease progression in ADPKD.  PKD1 is the most common mutation, causing about 85% of ADPKD cases and patients with the PKD1 mutation to progress to ESKD, on average, by age 54.  ADPKD is the most common single-gene disorder of the kidneys, and there are an estimated 400,000 patients in the United States, with approximately 140,000 patients diagnosed.  The only therapy currently approved for ADPKD is JYNARQUE® (tolvaptan, developed by Otsuka Pharmaceuticals Co., Ltd.), which was approved in the United States during 2018.

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

FALCON was designed and powered based on data from the ADPKD cohort of the Phase 2 PHOENIX trial.  In PHOENIX, bardoxolone demonstrated a statistically significant increase from baseline in eGFR of 9.3 mL/min/1.73 m2 (p<0.0001) after 12 weeks of treatment in 31 patients with ADPKD.  Historical data available for 29 of the patients showed that their eGFR declined an average of 4.8 mL/min/1.73 m2 per year in the three-year period prior to enrolling in the trial.  The magnitude of improvement in eGFR observed with bardoxolone represents the recovery of approximately two years of average decline in kidney function in the patients in this trial.  The ADPKD patients showed a high response rate, with all but one patient showing improvement at Week 12.  No drug-related SAEs were reported and reported AEs were generally mild to moderate in intensity.

Bardoxolone Development Program for the Treatment of Other Rare Kidney Diseases

We believe the mechanism of action of bardoxolone addresses a final common pathway of kidney function loss, and we have observed significant increases in eGFR in patients with declining kidney function from a variety of diseases.  As a consequence, we conducted a Phase 2 trial called PHOENIX to assess whether bardoxolone treatment can improve kidney function in patients with four rare forms of CKD: ADPKD, IgAN, T1D CKD, and FSGS.  IgAN is a rare form of CKD caused by the deposition of IgA complexes in the kidney and is estimated to affect 120,000 patients in the United States.  CKD is a common complication of T1D and is estimated to affect 20% of the approximately one million T1D patients in the United States.  FSGS is a rare form of CKD that results from the chronic inflammation and scarring of the glomeruli and affects an estimated 40,000 patients in the United States.

In aggregate, the prevalence of the five rare renal diseases in which we have generated clinical data exceeds 700,000 patients in the United States, representing a meaningful market for bardoxolone in rare forms of CKD.

In PHOENIX, a total of 103 patients were enrolled in four separate cohorts and treated with bardoxolone for 12 weeks.  Each cohort showed statistically significant increases in mean eGFR at Week 12, as shown in the table below.

	Week 12 ΔeGFR (Mean ± SE)	P-value vs. Baseline
ADPKD (n=31)	9.3 ± 1.4	p < 0.0001
IgAN (n=26)	8.0 ± 1.6	p < 0.0001
T1D (n=28)	5.5 ± 2.3	p = 0.02
FSGS (n=18)	7.8 ± 2.2	p = 0.003
All (n=103)	7.8 ± 0.9	p < 0.0001

Of the patients that reached Week 12, 88% experienced increases in eGFR at Week 12.  We also observed that bardoxolone significantly reduced mean systolic blood pressure by 3.8 mmHg (n=103; p=0.002) and mean diastolic blood pressure by 2.8 mmHg (n=103; p=0.0009).  Urinary albumin excretion was low upon study entry and remained unchanged by bardoxolone treatment (n=103; p=0.6).  The most commonly reported AE across all cohorts was muscle spasms, which were not associated with clinical signs or symptoms of muscle injury.  The overall rate of SAEs was low, with three patients reporting treatment-emergent SAEs, none of which were reported as related to bardoxolone.

Based on the eGFR improvements observed in PHOENIX patients, we also plan to pursue IgAN, T1D CKD, and FSGS as commercial indications.  We believe that registrational clinical trials similar to the design of the Phase 3 CARDINAL and FALCON trials, with a two-year duration and a retained eGFR benefit endpoint after one and two years of treatment, would be sufficient to form the basis of an NDA submission to the FDA to seek accelerated approval based on one year data and full approval based on the two year data of bardoxolone for the treatment of these forms of CKD.

AYAME Trial in Diabetic CKD Conducted by KKC

Upon completion of the Phase 2 TSUBAKI study, KKC’s clinical study of bardoxolone in patients with Stage 3 and 4 diabetic CKD in Japan, and successful discussions with the Japanese Pharmaceutical and Medical Devices Agency (PMDA), KKC initiated a Phase 3 outcomes trial called AYAME in patients with Stage 3 or 4 diabetic CKD in Japan. The primary endpoint is time to onset of a ≥ 30% decrease in eGFR from baseline or ESKD.  KKC completed patient enrollment in AYAME in June 2019 and expects to have topline data in the first half of 2022.

Programs in Neurological Diseases

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder that is usually diagnosed during adolescence and can ultimately lead to premature death.  In October 2019, we announced that the registrational Part 2 portion of the MOXIe Phase 2 trial of omaveloxolone in patients with FA met its primary endpoint of change in mFARS relative to placebo after 48 weeks of treatment.  Patients treated with omaveloxolone (150 mg/day) demonstrated a statistically significant, placebo-corrected 2.40 point mean improvement (decrease) in mFARS after 48 weeks of treatment (p=0.014).  Omaveloxolone treatment was generally reported to be well-tolerated.  Based on these positive results, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings this year for marketing approval of omaveloxolone for the treatment of FA in the United States.

We are developing RTA 901 for the treatment of neurological diseases.  RTA 901 is a highly potent and selective C-terminal modulator of Hsp90, which has a critical role in mitochondrial function, protein folding, and inflammation.  RTA 901 has demonstrated profound efficacy in a wide range of animal models of neurological disease, including diabetic neuropathy, neuroinflammation, and neuropathic pain.  RTA 901 has been evaluated in a Phase 1 clinical trial in healthy volunteers, with no safety or tolerability issues and with an acceptable pharmacokinetic profile. We plan to continue development for RTA 901 in neurological diseases such as diabetic neuropathy.

Omaveloxolone Development Program for the Treatment of Friedreich’s Ataxia

FA is an inherited, life-shortening, debilitating, and degenerative neuromuscular disorder, which is normally diagnosed during adolescence.  Patients with FA experience initial symptoms in childhood, including progressive loss of coordination, muscle weakness, and fatigue, commonly resulting in motor incapacitation, with patients requiring a wheelchair by their teens or early 20s.  FA patients may also experience visual impairment, hearing loss, diabetes, and cardiomyopathy.  Based on literature and proprietary research, we believe FA affects approximately 5,000 children and adults in the United States and 22,000 individuals globally.

FA is typically caused by a trinucleotide repeat expansion in the first intron of the frataxin gene, which encodes the mitochondrial protein frataxin.  Pathogenic repeat expansions can lead to impaired transcription and reduced frataxin expression, which can lead to mitochondrial iron overload and poor cellular iron regulation, increased sensitivity to oxidative stress, and impaired mitochondrial ATP production.

Diagnosis of FA typically occurs by genetic testing, and approximately 75% of people with FA are diagnosed between six and 20 years of age.  Childhood-onset FA can occur as early as age five, is more common than later-onset FA, and normally involves more rapid disease progression.  Most FA patients have disease onset by approximately 13 to 15 years of age and, thereafter, have a mean duration until wheelchair use of 10 to 15 years.  The mean age of death for FA patients is 35 years.  Currently, there are no approved therapies for the treatment of FA.  Patients are usually given guidelines for certain lifestyle habits and are recommended to follow a diet that is low in iron and encouraged to take vitamins and supplements.

Rationale for Omaveloxolone in FA

Because impaired ATP production in FA patients likely accounts for the progressive muscle weakness, decreased coordination, exercise intolerance, and fatigue observed in these patients, as well as other disease manifestations, we believe that omaveloxolone may be effective in treating this indication.  In FA patients, mitochondrial function is correlated with measures of neurologic function.  Further, data demonstrate that Nrf2 signaling is significantly impaired in FA patients, resulting in impairment of antioxidant defense mechanisms, while silencing of frataxin gene expression has been linked to decreases in expression of Nrf2.  Additionally, omaveloxolone has been shown in vitro to restore mitochondrial activity in fibroblasts isolated from FA patients.  Accordingly, we believe that Nrf2 activation by omaveloxolone may result in a clinical benefit to FA patients.

Clinical Development of Omaveloxolone in FA

Our Phase 2 trial, called MOXIe, was a two-part, international, multi-center, randomized, double-blind, placebo-controlled registrational trial that studied the safety and efficacy of omaveloxolone in patients with FA.  Additionally, patients who completed the study and met eligibility requirements can participate in the open-label extension.  Part 1 of MOXIe was a dose-ranging study designed to assess safety and identify an optimal dose of omaveloxolone to test in the registrational part 2 portion of the study.  A dose of 150 mg per day was selected for part 2, and no safety concerns were noted by the data safety monitoring board (DSMB) that oversaw the trial and reviewed all safety data.

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

The primary endpoint for the trial was the change in the mFARS score for omaveloxolone relative to placebo after 48 weeks of treatment.  The mFARS is a physician-assessed neurological rating scale used to measure FA disease progression.  The FDA has indicated that mFARS is an acceptable primary endpoint to evaluate the effect of omaveloxolone for the treatment of patients with FA and that it may consider either accelerated or full approval based on the overall results of the trial and strength of the data.  Omaveloxolone treatment demonstrated statistically significant evidence of efficacy for the primary endpoint of the trial, producing a placebo-corrected 2.40 point mean improvement (decrease) in mFARS (n=82; p=0.014).  Patients treated with omaveloxolone experienced a mean improvement (decrease) in mFARS of -1.55 points from baseline, while patients treated with placebo experienced a mean worsening (increase) in mFARS of +0.85 points from baseline.

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

The overall rate of SAEs was low, with three patients on omaveloxolone and three patients on placebo reporting SAEs while on treatment.  Two additional omaveloxolone-treated patients reported SAEs approximately two weeks after receiving their final dose.  No new safety signals were identified, and the reported SAEs were sporadic and generally expected in FA patients.  In the three omaveloxolone patients who reported SAEs while receiving omaveloxolone, none led to discontinuation.  Atrial fibrillation was balanced and reported in one omaveloxolone and one placebo patient.  One omaveloxolone patient-reported anemia that was due to a complication of a procedure and was considered unrelated to omaveloxolone.  One omaveloxolone patient reported multiple SAEs, including viral upper respiratory tract infection and laryngitis, along with palpitations, non-cardiac chest pain, and sinus tachycardia.  While several of this patient’s SAEs were considered possibly related to omaveloxolone, no imbalances in infection or arrhythmia AEs were observed overall in the trial.

Based on the positive MOXIe results, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings this year for marketing approval in the United States.

Market Opportunity for Omaveloxolone in Friedreich’s Ataxia

FA is an ultra-orphan disease.  Based on literature and proprietary research, we believe there are approximately 22,000 individuals globally with FA, including 5,000 in the United States.  Approximately 3,600 worldwide patients are identified on the Friedreich’s Ataxia Research Alliance’s registry, including approximately 1,800 in the United States.  FA impacts children and young adults, leading to wheelchair use and severely shortened life expectancy.  There is no approved therapy, and we believe treatment for FA patients is primarily concentrated in 9 FA centers of excellence, 10 ataxia centers, and 26 Muscular Dystrophy Association centers.  If approved by regulatory authorities, omaveloxolone has the potential to be the first therapy for the treatment of FA.

Omaveloxolone in Other Neurological Diseases

Because mitochondrial dysfunction is a key feature of many neuromuscular diseases, we believe omaveloxolone may be broadly applicable to treat neuromuscular diseases by activating Nrf2 to normalize and improve mitochondrial function and ATP production.  We have studied omaveloxolone and other Nrf2 activators in preclinical models of neuromuscular and neurological disease, including Huntington’s disease, ALS, Parkinson’s disease, Alzheimer’s disease, and epilepsy.  Our Nrf2 activators reduced seizure frequency in refractory, progressive epilepsy models and restored mitochondrial function in biopsy samples from FA, ALS, and familial Parkinson’s disease patients.  In clinical trials, improvements in neuromuscular function have been observed in FA patients treated with omaveloxolone as assessed by mFARS rating scale, and improvements in mitochondrial function, as measured by reductions in blood lactate and heart rate, have been observed in patients with primary mitochondrial disease.  Accordingly, we believe that omaveloxolone has the potential to treat a number of neuromuscular diseases that currently have few or no effective therapies, and we plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more of these diseases.

RTA 901 in Neurological Diseases

RTA 901 is the lead product candidate from our Hsp90 modulator program, which includes highly potent and selective C-terminal modulators of Hsp90.  We have observed favorable activity of RTA 901 in a range of preclinical models of neurological disease, including models of diabetic neuropathy, neuroinflammation, and neuropathic pain.  RTA 901 administered orally once-daily has been observed to rescue existing nerve function, restore thermal and mechanical sensitivity, and improve nerve conductance velocity and mitochondrial function in rodent disease models.  We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 901 in healthy adult volunteers.  No safety or tolerability concerns were reported.  We plan to continue RTA 901 development activities in neurological diseases such as diabetic nephropathy. We are the exclusive licensee of RTA 901 and maintain worldwide commercial rights.

Other Clinical Programs

In addition to our lead programs in rare forms of CKD and a rare neurological disease, we are exploring additional clinical and preclinical programs.  Our most advanced program outside of CKD and neurological diseases is the pivotal CATALYST study of Bardoxolone in CTD-PAH.  Additionally, we are developing RTA 1701, the lead product candidate from our proprietary series of RORγt inhibitors, for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 1701 in healthy adult volunteers.  We plan to continue development for RTA 1701 in autoimmune, inflammatory, or fibrotic diseases.

Bardoxolone Development Program for the Treatment of CTD-PAH

We are studying bardoxolone in CTD-PAH, which is a late and often fatal manifestation of many types of autoimmune disease, including systemic sclerosis (scleroderma), systemic lupus erythematosus, mixed connective tissue disease, and others.  CTD-PAH is a subset of PAH, which results in a progressive increase in pulmonary vascular resistance, ultimately leading to right ventricular heart failure and death.  Female PAH patients outnumber males by a factor of two to one, and the onset of PAH generally occurs between the ages of 40 and 60, with the average age of onset being 53.  In comparison to patients with I-PAH, CTD-PAH patients generally have a worse prognosis and experience a higher occurrence of small vessel fibrosis and pulmonary veno-obstructive diseases.  CTD-PAH represents approximately 30% of the overall PAH population in the United States, and approximately 10-15% of patients with scleroderma or lupus erythematosus.  In the United States, the five-year survival rate for CTD-PAH patients is approximately 44% compared to I-PAH patients, who have a 68% five-year survival rate.

PAH is a systemic disease affecting tissues beyond the cardiopulmonary system.  Inflammation and oxidative stress contribute to metabolic dysfunction, which promotes bioenergetic deficits and mitochondrial dysfunction.  The resulting reduction in glucose uptake, lipid oxidation, and cellular energy production translate to dyspnea, fatigue, and impaired functional activity in PAH patients despite optimal vasodilator therapy.  Mitochondrial dysfunction has also been connected with a phenotype in pulmonary arterial smooth muscle cells that may accelerate disease progression in PAH.  Mitochondrial dysfunction in PAH patients is characterized by, not only decreased Nrf2 activity but also increased NF-kB activity.

Three classes of drugs are currently used to treat all etiologies of PAH: endothelin receptor antagonist (ERAs), PDE-5 inhibitors, and prostacyclins.  These agents are all systemic vasodilators that do not address the role of mitochondrial dysfunction and inflammation in PAH.  Furthermore, their systemic hemodynamic effects can result in hypotension and syncope, or fainting, headache, flushing, and jaw pain, which generally limit their clinical effectiveness and can be exacerbated by clinically significant drug-drug interactions when used in combination.

In comparison to patients with I-PAH, CTD-PAH patients are generally less responsive to existing therapies; therefore, vasodilators approved for PAH generally do not yield as significant functional improvements in CTD-PAH patients.  A meta-analysis of 11 pivotal trials comprised of more than 2,700 PAH patients demonstrated that CTD-PAH patients benefit less from vasodilator therapies than I-PAH patients when measured by clinical worsening and improvements in 6MWD, with a response in CTD-PAH patients (9.6 meters) of approximately one-third of the response in I-PAH patients (30 meters).  Therefore, vasodilators provide a poor risk-benefit for CTD-PAH patients given minimal treatment effect and AEs.

Rationale for Bardoxolone in CTD-PAH

Bardoxolone directly targets the bioenergetic and inflammatory components of PAH.  PAH patients experience mitochondrial dysfunction, increased NF-kB activity, and related inflammatory pathways involved in ROS-mediated signaling, cellular proliferation, and fibrosis.  Bardoxolone, through the combined effect of Nrf2 activation and NF-kB suppression, has the potential to inhibit inflammatory and proliferative signaling, suppress ROS production and signaling, reduce the production of proteins related to fibrosis and tissue remodeling, and increase cellular respiration and ATP production.  Bardoxolone targets multiple cell types relevant to PAH, including endothelial cells, smooth muscle cells, and macrophages.  Additionally, unlike current therapies, bardoxolone does not cause systemic hemodynamic effects or drug-drug interactions in PAH patients.  Therefore, by addressing a novel pathway in PAH, we believe that bardoxolone may provide additional benefits beyond current PAH therapies, including increased functional capacity, effects beyond functional improvements, broader applicability, and as a combination therapy.

Clinical Development for Bardoxolone in CTD-PAH

We are conducting CATALYST, a multi-center, international, randomized, double-blind, placebo-controlled Phase 3 trial examining the safety and efficacy of bardoxolone in patients with CTD-PAH when added to standard-of-care vasodilator therapy.  Patients will be on up to two background therapies and will be randomized evenly to either bardoxolone or placebo, and the study drug will be administered once daily for 24 weeks.  Patients randomized to bardoxolone will start at 5 mg and will dose-escalate to 10 mg at Week 4 unless contraindicated clinically.  Based on discussion with the FDA, the primary endpoint of the study is the change from baseline in 6MWD relative to placebo at Week 24.  The trial is conservatively powered and all patients who complete the treatment period and meet eligibility requirements may continue into an extension trial to evaluate the intermediate and long-term safety of bardoxolone.

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

The primary endpoint in CATALYST, which will be analyzed using the mixed-model repeated measures (MMRM) statistical analysis method, is the placebo-corrected change in 6MWD from baseline to the end-of-treatment at 24 weeks.  As part of the planning to determine the sample size for CATALYST, we performed an analysis applying the MMRM statistical analysis method for CATALYST to the available end-of-treatment change in 6MWD data from CTD-PAH patients in LARIAT.  The LARIAT end-of-treatment analysis at Week 16 shows placebo-corrected change in 6MWD of 48.5 m (p=0.005) in patients without anemia and 21 m (p=0.037) in initial cohorts at doses of 2.5, 5 and 10 mg.  A clinically meaningful improvement of 28.4 m (p=0.07) was observed across all patients.  The summary of our analysis using the change at the end of the treatment period on all patients and patients without anemia is shown in the table below.

Dataset	Treatment	N	Time-Averaged ∆6MWD (m)		Week 16 ∆6MWD (m)
			Change from Baseline	Placebo-corrected	Change from Baseline	Placebo-corrected
All	Placebo	7	0.6 p=0.96	-	9.8 p=0.44	-
	Bardoxolone	15	26.7 p<0.001	26.1 p=0.06	38.2 p<0.001	28.4 p=0.07
Without Anemia	Placebo	5	-10.1 p=0.39	-	-5.8 p=0.68	-
	Bardoxolone	14	30.2 p<0.001	40.3 p=0.009	42.7 p<0.001	48.5 p=0.005

Patients with anemia at baseline demonstrated larger variability and are excluded in CATALYST.  CATALYST is designed to detect a minimum treatment effect of 12.5 meters versus placebo assuming a standard deviation of 50 meters.  The observed treatment effect in the LARIAT CTD-PAH subgroup analyses, both with and without the anemic patients included, is meaningfully larger than the minimally detectable treatment effect in CATALYST.  Overall, bardoxolone was well tolerated in the LARIAT trial.  Among all PAH patients in Part 1, the most common AEs that were reported with higher incidence in the bardoxolone group compared with the placebo group included dyspnea (12.7% of patients), urinary tract infection (15.5%), decreased appetite (14.1%), and muscle spasm (16.9%).  Among all PAH patients in the placebo-controlled portion of the trial, one SAE of moderate pneumonia was considered by the investigator to be possibly drug-related.  After completing 16 weeks of treatment, all patients in LARIAT were eligible to receive bardoxolone in an open-label extension study.

The CATALYST trial has been fully enrolled with 202 patients.  Top-line data from CATALYST are expected to be available in mid-2020, and, if successful, may support an NDA submission for approval of bardoxolone for the treatment of CTD-PAH.  No safety concerns have been reported by the DSMB.

Market Opportunity for Bardoxolone in CTD-PAH

We believe there is a significant opportunity for once-daily, orally administered bardoxolone to address, not only the overall PAH market currently served only by the existing vasodilator therapies but, significantly, CTD-PAH patients who receive limited efficacy and have a more severe form of PAH with high morbidity and mortality.  Based on literature and proprietary research, we believe there are approximately 12,000 CTD-PAH patients in the United States and 50,000 worldwide.

RTA 1701 in Autoimmune Diseases

RTA 1701 is the lead product candidate from our proprietary series of RORγt inhibitors for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  RTA 1701 is an orally-bioavailable, RORγt-selective allosteric inhibitor that suppresses Th17 differentiation in vitro and demonstrates strong efficacy in rodent disease models of autoimmune disease.  RTA 1701 also potently suppresses the production of IL-17A, a clinically important cytokine, in human immune cells and when dosed orally to non-human primates.  We have conducted a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 1701 in healthy adult volunteers.  No safety or tolerability concerns were reported, and we observed an acceptable pharmacokinetic profile.  We plan to continue development for RTA 1701 in autoimmune, inflammatory, or fibrotic diseases. We retain all rights to our RORγt inhibitors, which are not subject to any existing commercial collaborations.

Collaborations

KKC Agreement

In December 2009, we entered into an agreement with KKC, under which we provided KKC the right to develop and commercialize bardoxolone for renal, cardiovascular, diabetes, and certain related metabolic indications in Japan, China (including Hong Kong and Macao), South Korea, Taiwan, Thailand, Singapore, Philippines, Malaysia, Indonesia, Brunei, Vietnam, Laos, Myanmar, and Cambodia (the KKC Agreement).  These indications include, among others, CKD and PAH.  Total consideration under this agreement could reach $272.0 million in upfront and milestone payments, of which we have received $80.0 million.  Additionally, KKC is required to pay us royalties on net sales of licensed product sold by KKC, its affiliates, and sublicensees in its territory ranging from the low teens to the low 20% range depending on the country of sale and the amount of annual net sales.

KKC is obligated to use commercially reasonable efforts to conduct all preclinical and clinical activities necessary for the commercialization of licensed products in each country in the licensed territory.  Under this agreement, we are obligated to use commercially reasonable efforts to supply KKC with clinical supply of licensed product required for KKC’s development in the licensed territory, and we are obligated to negotiate and execute commercial supply agreements with KKC.  Also, KKC has allowed us to conduct clinical activities in PAH and certain rare forms of kidney disease in Japan and has reimbursed us the majority of the costs for CARDINAL in Japan and is paying for the costs of a certain number of patients as the in-country caretaker in FALCON in Japan.

The KKC Agreement will terminate automatically when the royalty term expires in all of KKC’s territory.  A royalty term expires in a country on the later of the expiration of all patents in such country or ten years after the first commercial sale in such country.  Either party may terminate the agreement upon the other party’s bankruptcy or insolvency or uncured material breach.  Additionally, KKC may terminate the agreement at will upon advance written notice.  In the event of any termination of the agreement by us for KKC’s uncured breach, bankruptcy, or insolvency or by KKC at will, KKC will transfer and assign to us the regulatory filings for bardoxolone and will license to us the relevant trademarks used with the products in their respective territories.

Amended and Restated License Agreement with AbbVie

In September 2010, we entered into a license agreement with AbbVie (the AbbVie License Agreement), under which we provided AbbVie, formerly known as Abbott Pharmaceuticals PR Ltd., the exclusive right to conduct all regulatory activities, including obtaining regulatory approval, and commercialization of bardoxolone or other molecules for renal, metabolic, and cardiovascular indications, including CKD and PAH, in all other countries outside the United States not previously licensed to KKC under the KKC Agreement.

In December 2011, we entered into a collaboration agreement with AbbVie (the Collaboration Agreement) under which we provided AbbVie the right to jointly research, develop, and commercialize all second- and later-generation Nrf2 activators for all indications other than renal, cardiovascular, and metabolic indications.  This is a multi-molecule, multi-product collaboration across all indications, other than renal, cardiovascular, and metabolic indications that are covered in our bardoxolone license agreement with AbbVie and our agreement with KKC.

In October 2019, we entered into an Amended and Restated License Agreement with AbbVie (the Reacquisition Agreement), under which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie under the AbbVie License Agreement and the Collaboration Agreement. Under the Reacquisition Agreement, the AbbVie License Agreement and the Collaboration Agreement were amended, resulting in AbbVie granting its exclusive sublicenses back to us, such that we reacquired the worldwide rights to bardoxolone, excluding certain Asian countries previously licensed to KKC, and the worldwide rights to omaveloxolone and the second-generation activators.  In exchange for such rights, we agreed to pay AbbVie a total of $330.0 million, of which we paid $100.0 million in December 2019, and the remainder is payable in installments of $150.0 million on June 30, 2020, and $80.0 million on November 30, 2021. In addition, AbbVie will receive an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators.  AbbVie will not receive royalties on bardoxolone sales.  By reacquiring our rights, we were relieved from our obligations under the AbbVie License Agreement and the Collaboration Agreement.

After the $330.0 million has been paid to AbbVie, the licenses granted to AbbVie and the sublicenses granted to us with respect to omaveloxolone and certain next-generation Nrf2 activators will be terminated, with all rights reverting to us, and, if (or when) 18 months has elapsed since the execution of the Reacquisition Agreement, the licenses granted to AbbVie and the sublicenses granted to us with respect to bardoxolone, also will be terminated, with all rights reverting to us.

Competition

The development and commercialization of new pharmaceutical products is highly competitive.  Our future commercial success depends on our ability to achieve and maintain a competitive advantage.  We are aware of several advanced drug development programs in the rare forms of CKD for which we are developing bardoxolone and in FA for which we are developing omaveloxolone.

Bardoxolone in CKD Caused by Alport Syndrome

Currently, there are no approved therapies for CKD caused by Alport syndrome, and patients are commonly treated off-label with ACE inhibitors or ARBs.  If bardoxolone is approved and launched commercially, it will likely be the first treatment on the market in the United States.  We are aware of one therapy, RG-012 (lademirsen), developed by Sanofi S.A., which is in Phase 2 clinical development for patients with CKD caused by Alport syndrome.  Additionally, several inhibitors of the sodium-glucose cotransporter-2 protein, such as Jardiance®, developed by Boehringer Ingelheim, and Farxiga®, developed by AstraZeneca, are in development for inflammatory and inherited forms of CKD.

Bardoxolone in CKD Caused by ADPKD

Currently, there is one drug approved and multiple therapies in late-stage clinical development for the treatment of ADPKD.  In 2018, Otsuka Pharmaceuticals Co., Ltd. received approval by the FDA to market JYNARQUE® to slow kidney function decline in adults at risk of rapidly progressing ADPKD.  Additional therapies reported to be in clinical development include venglustat, which is currently in Phase 3 clinical development by Sanofi Genzyme, tesevatinib, which is in Phase 2 clinical development by Kadmon Holdings, Inc., and lixivaptan from Palladio Biosciences, which is expected to launch pivotal studies early in 2020.

Bardoxolone in CKD Caused by IgAN

There are currently no therapies approved for IgAN, and patients are commonly treated off-label with ACE inhibitors, ARBs, or immunosuppressant therapy.  We are aware of multiple drugs in advanced clinical development for IgAN, including OMS-721, nefecon, and sparsentan, which are in Phase 3 clinical development by Omeros Corporation, Calliditas Therapeutics AB, and Retrophin, Inc., respectively.  Additionally, we are aware of multiple Phase 2 clinical development programs including LNP023, IONIS-FB-LRx, cemsdisiran, AVB-S6-500, atacicept, and APL-2 by Novartis AG, Ionis Pharmaceuticals, Alnylam Pharmaceuticals, Aravive, Inc, Merck KGaA, and Apellis Pharmaceuticals Inc., respectively.

Bardoxolone in CKD Caused by FSGS

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

Bardoxolone in CKD Caused by T1D CKD

There are currently no therapies approved to treat T1D CKD, and patients are commonly treated off-label with ACE inhibitors or ARBs. There are multiple programs in advanced clinical development, including Jardiance®, which is in Phase 3 development by Boehringer Ingelheim and Eli Lilly and Company, GKT831, which is in Phase 2 clinical development by GenKyoTex SA, and Farxiga®, in development by AstraZeneca, which received fast track designation in August, 2019, for delaying the progression of renal failure and preventing cardiovascular and renal death in patients with CKD.  It is likely that Invokana® will also be developed for type 1 diabetic nephropathy.  Invokana® is developed by Mitsubishi Tanabe Pharma Corporation and Janssen Pharmaceuticals and was recently approved for the treatment of patients with type 2 diabetes and diabetic nephropathy.

Omaveloxolone in FA

There are currently no therapies approved for FA.  If omaveloxolone is approved for the treatment of FA, it has the potential to be the first treatment on the market for this indication, but it currently faces pipeline competition.  Pipeline competition for this orphan disease results in competition for patient recruitment as well as investigators’ time and resources.  The only program in Phase 3 stage of development is Retrotope Inc.’s study of RT001, which launched in January 2020.  The remaining competitor product candidates are in Phase 1 or 2 clinical development for FA, including MIN-102, vatiquinone, CTI-1601, and JOT101 from Minoryx Therapeutics, BioElectron Technology Corporation, Chondrial Therapeutics, and Jupiter Orphan Therapeutics, Inc., respectively.  Biohaven’s Troriluzole is in Phase 3 development for the treatment of patients with spinocerebellar ataxia (SCA).  Biohaven intends to explore the development of Troriluzole for other ataxias, including FA pending the outcome of the ongoing clinical studies in SCA.

Bardoxolone in CTD-PAH

There are currently no therapies approved specifically for CTD-PAH.  If bardoxolone is approved for the treatment of patients with CTD-PAH for use in conjunction with currently approved therapies for PAH, such as ERAs, prostacyclins, and PDE-5 inhibitors, it will face competition with those current treatments such as macitentan, marketed by Actelion Pharmaceuticals US, Inc. (Actelion) as Opsumit®; riociguat, marketed by Bayer AG (Bayer) as Adempas®; oral treprostinil, marketed by United Therapeutics Corporation as Orenitram®; ambrisentan, marketed by Gilead Sciences, Inc. (Gilead) as Letairis®; selexipag, marketed by Actelion as Uptravi®; and bosentan, marketed by Actelion as Tracleer®.  Patients with PAH frequently use more than one therapy; however, we may face competition for patients’ willingness and resources to add another clinical therapy.

We may also face competition from potential new therapies in development.  For example, Bayer AG, Bial-Portela & Ca. SA, Biogen, F. Hoffmann-La Roche Ltd, and Merck & Co Inc are actively developing compounds that are attempting to address a problem outside of vasodilation and are to be used or allow use in combination with existing treatments.  Their products appear to be in early clinical development.  We consider these our most direct competitors.

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

Manufacturing Preparations for Bardoxolone in Rare CKD

Our manufacturing and quality teams are in place for the current stage of program development with plans to grow as needed to support commercial supply and distribution of bardoxolone, a small molecule drug product to be administered orally.  We are on track for planned NDA and commercial launch drug supplies, with an identified supply chain to adequately support near-term clinical and commercial demand.  We have completed process validation batches for drug substance and registration batches for drug product.  A three-year, room temperature shelf life is currently established for clinical-image bardoxolone capsules at multiple doses, which is anticipated to reflect commercial product.  In addition, we believe that the synthesis from regulatory starting material to drug substance can be manufactured at scale, resulting in a commercially competitive cost of goods.

Manufacturing Preparations for Omaveloxolone in Neurological Diseases

Our manufacturing and quality teams are in place for the current stage of program development with plans to grow as needed to support commercial supply and distribution of omaveloxolone, a small molecule drug product to be administered orally.  We are on track for planned NDA and commercial launch drug supplies, with an identified supply chain to adequately support near-term clinical and commercial demand.  We have completed registration batches for drug substance and drug product.  A three-year, room temperature, shelf life has been established for clinical-image omaveloxolone capsules at the target commercial dose.  In addition, we believe that the synthesis from regulatory starting material to drug substance can be manufactured at scale, resulting in a commercially competitive cost of goods.

Sales and Marketing

We are in the process of building the commercial infrastructure in the United States necessary to effectively support the commercialization of all our product candidates if and when regulatory approval of such product candidates in the United States appears imminent.

Outside of the United States, where appropriate and depending on the terms of our contractual arrangements, we plan, either alone, or with new collaboration partners, to commercialize our products.  Our strategic collaborator KKC has all rights to commercialization in its territories. We are refining our strategy and market assessments with respect to a potential launch in the EU, and we plan to continue to evaluate market opportunities for our products in other global markets.

Commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group, and distribution support.  One challenge unique to commercializing therapies for rare diseases is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous disease populations.  Our management team is experienced in maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

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

Sales and Marketing Preparations for Bardoxolone in Rare CKD

We are in the process of preparing for a potential commercial launch of bardoxolone in Alport syndrome in the United States.  Our ability to launch bardoxolone is dependent on the successful filing and defense of an NDA and approval by the FDA.  We have hired commercial leaders, and we are building the teams, infrastructure, systems, and processes necessary for the launch of bardoxolone in the United States, including sales, marketing, market access, patient support, and distribution.  Additionally, we are expanding quality and compliance functions to support commercialization.

If we receive approval for bardoxolone in Alport syndrome, we plan to utilize a specialty pharmacy distribution model to support product availability to patients, with a patient-centered hub to support on-label utilization, ease of access, and patient education and compliance.  We have completed preliminary field force sizing and structure for sales and access teams.  The trade naming process is underway. We have launched disease awareness campaigns to educate physicians about Alport syndrome.

Sales and Marketing Preparations for Omaveloxolone in FA

We are also in the process of preparing for a potential commercial launch of omaveloxolone in FA in the United States.  Our ability to launch omaveloxolone is dependent on the successful filing and defense of an NDA and approval by the FDA.  We have hired commercial leadership and are building the teams, infrastructure, systems, and processes necessary for the launch of omaveloxolone in the United States, including in sales, marketing, market access, patient support, and distribution.  Additionally, we are expanding quality and compliance functions to support commercialization.

If we receive approval for omaveloxolone in FA, we plan to utilize a specialty pharmacy distribution model to support product availability to patients, with a patient-centered hub to support on-label utilization, ease of access, and patient education and compliance.  We have completed preliminary field force sizing and structure for sales and access teams.  The trade naming process is underway.  We have launched disease awareness campaigns to educate physicians about FA.

Medical Affairs

Our medical affairs activities grew in 2019 and are expected to continue to grow in 2020.  Regarding our CKD program, our medical science liaisons (MSLs) are actively engaged in educating the nephrology community on the hallmarks of Alport syndrome.  A focus of our education efforts is the importance of genetic testing in reducing the meaningful misdiagnosis rate for patients with Alport syndrome. Our KidneyCode™ initiative provides free access to genotyping against 17 CKD-relevant genes. In neurological disease, we are increasing our efforts to educate physicians on the hallmarks of FA and the differentiating symptoms that discriminate patients with FA from patients with similar neurological diseases.

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

United States Product Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FFDCA).  Pharmaceutical products are also subject to regulation by other governmental agencies, such as the Federal Trade Commission (FTC), the Office of Inspector General (OIG) of the United States Department of Health and Human Services, the Consumer Product Safety Commission, the EPA, and the DOJ.  The steps required before a drug may be approved for marketing in the United States generally include:

•	Preclinical laboratory tests and animal tests conducted under good laboratory practice (GLPs);
•	The submission to the FDA of an IND application for human clinical testing, which must become effective before any human clinical trial commences;
•	Approval by an institutional review board (IRB) or ethics committee representing each clinical site before each clinical trial may be initiated;
•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product and conducted in accordance with good clinical practice (GCPs);
•	The submission to the FDA of an NDA for the applicable small molecule drug product;
•	FDA acceptance, review, and approval of the NDA (including the product labeling and package insert); and
•	Satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current good manufacturing practice (CGMPs).

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

Clinical trials involve the administration of the product candidates to healthy human volunteers or patients with the disease to be treated under the supervision of a qualified principal investigator.  Clinical trials must be conducted under the supervision of one or more qualified principal investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial, and in accordance with protocols detailing the objectives of the applicable phase of the trial, dosing procedures, research subject selection and exclusion criteria, and the safety and effectiveness criteria to be evaluated.  Progress reports detailing the status of clinical trials must be submitted to the FDA annually.  Sponsors must also report in a timely manner to the FDA SAEs and unexpected AEs, any clinically important increase in the rate of serious suspected AEs over that listed in the protocol or investigator’s brochure, or any findings from other studies or tests that suggest a significant risk in humans exposed to the product candidate.  Further, the protocol for each clinical trial must be reviewed and approved by an IRB, either centrally or individually at each institution at which the clinical trial will be conducted.  The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

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

A pivotal trial is an adequate and well-controlled clinical trial that permits the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for labeling of the drug.  In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug.  A single Phase 3 trial may be sufficient in rare instances, including (1) where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) in conjunction with confirmatory evidence.  The FDA may accept results from Phase 2 trials as pivotal if the trial design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need and the results are sufficiently robust.

The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.  Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a DSMB or committee.  This group determines whether or not a trial may move forward at designated check points based on access to certain data from the trial.  A clinical trial sponsor may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

The clinical trial process can take three to ten years or more to complete, and there can be no assurance that the data collected will support FDA approval or licensure of the product.

The results of preclinical studies and clinical trials, together with detailed information on the manufacture, composition, and quality of the product candidate, are submitted to the FDA in the form of an NDA requesting approval to market the product.  The application must be accompanied by a significant user fee payment, currently approximately $2.9 million for fiscal year 2020.  The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data are insufficient for approval and require additional preclinical, clinical, or other studies.

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

Post-Approval Requirements

Even after approval, drugs manufactured or distributed pursuant to FDA approvals are subject to continuous regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product distribution, advertising and promotion, and reporting of adverse experiences with the product.  After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval.  There also are continuing annual user fee requirements for any marketed products.

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

•	Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or voluntary product recalls;
•	Fines, untitled and warning letters, or holds on post-approval clinical trials;
•	Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	Product seizure or detention or refusal to permit the import or export of products; and
•	Injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of drug products that are placed on the market.  Drugs may be promoted only for the approved indications and in a manner consistent with the provisions of the approved labeling.  The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Prescription Drug Marketing Act (PDMA) and Drug Supply Chain Security Act (DSCSA)

The distribution of pharmaceutical products is subject to the PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors at the state level.  Under the PDMA and state law, states require the registration of manufacturers and distributors who provide pharmaceuticals in that state.  It also requires state licensing of manufacturers and distributors that ship pharmaceuticals into the state even if such manufacturers or distributors have no place of business within the state.  The PDMA and state laws impose requirements and limitations on drug sampling to ensure accountability in the distribution of samples.  The PDMA sets forth civil and criminal penalties for violations of these and other provisions.

The DSCSA, signed into law on November 27, 2013, imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing, identification, verification, and other elements.  Among the requirements of this federal legislation, manufacturers are required to provide certain information regarding the drug product to entities to which product ownership is transferred, label drug product with a product identifier (i.e., serialization) in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States, and keep certain records regarding the drug product.  Further, under the DSCSA, manufacturers have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.  These requirements are being phased in over a ten-year period, and some requirements are already in effect.  The DSCSA replaced the prior drug “pedigree” requirements under the PDMA and preempts existing state drug pedigree laws and regulations.  The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers.  These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by the FDA pursuant to the DSCSA.  Until the FDA promulgates regulations to address the DSCSA’s new national licensing standards for wholesalers, current state licensing requirements typically remain in effect, although the DSCSA expressly preempts those state statutes and regulations that require third-party logistics providers to maintain wholesale drug distributor licenses.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, to induce, or in return for, purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any good, facility, item, or service reimbursable under Medicare, Medicaid, or other federal healthcare programs.  The term “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests, and providing anything at less than its fair market value.  The federal Anti-Kickback Statute has been interpreted to apply to certain arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for a statutory exception or safe harbor protection.  Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.  Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute.  Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.  Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.  The intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA) to a lower intent standard such that a person or entity no longer needs to have actual knowledge of this statute or the specific intent to violate it to have committed a violation.  In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).  Further, civil monetary penalties statutes impose penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government.  As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the United States government.  Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product.  Other pharmaceutical companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.  Health Insurance Portability and Accountability Act of 1996 (HIPAA) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing, or covering up a material fact, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items, or services.  Like the federal Anti-Kickback Statute, the PPACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) annually report information to the Center for Medicare and Medicaid Services (CMS) related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.  This information is made publicly available on a searchable website.  Effective January 2022, information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives will also need to be reported.

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.  Some states require the posting of information relating to clinical trials.  Other states require the reporting of expenses relating to the marketing and promotion of drug products and the reporting of gifts and payments to individual healthcare practitioners in these states.  Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals.  Still other states require the reporting of certain pricing information, including information pertaining to and justification of price increases.  In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil, and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.  To the extent that any of our products will be sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Furthermore, political, economic, and regulatory influences are subjecting the healthcare industry in the United States to fundamental change.  Initiatives to reduce the federal budget and debt and to reform healthcare coverage are increasing cost-containment efforts.  We anticipate that Congress, state legislatures, and the private sector will continue to review and assess alternative healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals, limitations on rebate payments by drug manufacturers, and other fundamental changes to the healthcare delivery system.  Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability.  For example, in March 2010, the PPACA was signed into law.  Among other cost containment measures, the PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; and extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations.  The PPACA also expanded eligibility criteria for Medicaid programs, created a new Medicare Part D discount program, expanded the entities eligible for discounts under the Public Health Services Pharmaceutical pricing program, and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.  In the future, there may continue to be additional proposals relating to the reform of the United States healthcare system, some of which could further limit the prices we are able to charge or the amounts of reimbursement available for our products, or which could otherwise affect our commercial operations and ability to be profitable.  If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse effect on our business.  Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts.  Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible.  More recently, the Tax Cuts and Jobs Act of 2017 (2017 Tax

Act) was signed into law, which eliminated certain requirements of the PPACA, including the individual mandate, and the current administration has further suggested that it may seek repeal of all or portions of the PPACA.  There is uncertainty with respect to the impact these changes, if any, may have, and any changes likely will take time to unfold.

In addition, on August 2, 2011, the Budget Control Act of 2011 was enacted and created measures for spending reductions by Congress.  A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs.  These reductions included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013.  These reductions have been extended through 2029 unless additional Congressional action is taken.  Also, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of health care providers.

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

Market exclusivity provisions under the FFDCA can also delay the submission or the approval of certain applications of companies seeking to reference another company’s NDA.  For example, the Hatch-Waxman Act provides a five-year period of exclusivity to any approved NDA for a product containing a NCE, never previously approved by FDA either alone or in combination with another active moiety.  No application or an abbreviated new drug application (ANDA) that references the NDA for the new chemical entity (NCE) may be submitted during the five-year exclusivity period, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement of the patents listed with the FDA for the innovator NDA.

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

Intellectual Property

Our success depends in part upon our ability to obtain and maintain patent and other intellectual property protection for our product candidates including patents claiming compositions of matter, therapeutic uses, distinct forms of specific compounds, formulations, manufacturing methods, and uses in specific indications and patient populations.  We are actively engaged in research to further develop and maintain our competitive position and may rely in part on trade secrets, proprietary know-how, and continuous technological innovation to support and enhance our competitive position.

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

Our patent estate (patents and patent applications owned by or exclusively licensed to Reata), on a worldwide basis, encompasses more than 900 granted patents and more than 260 pending patent applications, including more than 550 granted patents and more than 160 pending patent applications related to bardoxolone, omaveloxolone, RTA 901, and RTA 1701.  More than 200 granted patents and more than 50 pending applications claim additional structural classes of Nrf2 activators, providing further protection for the franchise and a potential source of additional development candidates.  Two issued United States patents, more than ten issued foreign patents, two pending United States patent applications, and a number of pending United States and foreign patent applications contain composition of matter claims to RTA 901 and related compounds.  RTA 1701 is covered by more than 40 granted United States and foreign patents and a number of pending applications.

Our later-expiring granted patents with claims to compositions of matter for bardoxolone, including patents claiming the commercial form, have an expiration date of 2029 in the United States and 2028 elsewhere.  The patent that covers specific formulations of bardoxolone, including the commercial formulation, has an expiration date of 2030.  Other granted patents and pending patent applications relating to specific uses of bardoxolone, including the treatment of pulmonary hypertension (PH), PAH, and CKD, have expiration dates ranging from 2029 to 2034.  Fundamental composition of matter patents and applications claiming omaveloxolone have an expiration date in 2033.  These patents and applications also contain claims to therapeutic uses of omaveloxolone.  The fundamental United States composition of matter patent claiming RTA 901, and its foreign equivalents, have an expiration date in 2033.  Patents and pending applications covering RTA 1701, including composition of matter claims and method of use claims, have expiration dates ranging from 2031 to 2037.

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

The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights.  Our ability to maintain and solidify our proprietary position for our products and core technologies will depend on our success in obtaining effective claims and enforcing those claims once granted.  We have in the past been involved in various administrative proceedings with respect to our patents and patent applications and may, as a result of our extensive portfolio, be involved in such proceedings in the future.  Additionally, in the future, we may claim that a third party infringes our intellectual property or a third party may claim that we infringe its intellectual property or that our intellectual property is invalid or unenforceable.  In any of the administrative proceedings or in litigation, we may incur significant expenses, damages, attorneys’ fees, costs of proceedings, and experts’ fees, and management and employees may be required to spend significant time in connection with these actions.

Because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that any patent related to our product candidates may expire before any of our product candidates can be commercialized or may remain in force for only a short period of time following commercialization, thereby reducing the advantage afforded by any such patent.

The patent positions for our most advanced programs are summarized below.

Bardoxolone Patent Portfolio

Our bardoxolone patent portfolio includes six families of granted United States patents, some with related applications pending, and two additional families of pending United States patent applications.  Granted and pending claims offer various forms of protection for bardoxolone including claims to compositions of matter, pharmaceutical compositions, specific forms (such as crystalline or non-crystalline forms), specific formulations, and methods for treating a variety of diseases, including PAH and CKD, using bardoxolone or its analogs.  These United States patents and applications, and their foreign equivalents, are described in more detail below.

There are two families of composition of matter patents containing claims that cover bardoxolone.  The original patent family containing claims to bardoxolone and related compounds was filed in 1999 and exclusively licensed to Reata in 2004 (see “Business—Intellectual Property—Licenses”).  Exclusive of any patent term extension, one granted United States patent from this family containing claims covering bardoxolone has an expiration date in 2022.  Corresponding patents granted in Canada, Europe (validated in multiple European Patent Convention (EPC) member states), and Japan expired in 2019.  Exclusive of any patent term extension, the granted United States patents containing claims covering specific forms of bardoxolone, including the commercial form, are due to expire in 2028 or 2029.  Two corresponding regional patents have been granted in Europe and each is validated in multiple EPC member states.  Additional corresponding patents have been granted in Japan, China, Canada, and several other countries, and related applications provide broad international protection in additional territories worldwide.  Exclusive of any patent term extension, these granted foreign patents and pending patent applications, if granted, are due to expire in 2028.

In some cases, granted United States patents claiming bardoxolone have a longer statutory term than the corresponding foreign patents.  This results from the USPTO’s practice of granting patent term adjustments for examination delays originating at the USPTO.  Such adjustments are generally not available under foreign patent laws.  If bardoxolone is approved for marketing in the United States, under the Hatch-Waxman Act we may be eligible for up to five years patent term extension for a granted United States patent containing claims covering bardoxolone.  Similar term extensions may be available in Europe, Japan, Australia, and certain other foreign jurisdictions.  The amount of any such term extension, and the identity of the patent to which it would apply, are dependent upon several factors including the duration of the development program and the date of marketing approval.  See “Business—Government Regulation—United States Patent Term Restoration and Regulatory Exclusivity for Approved Products.”

We also own or exclusively license various United States and foreign granted patents and pending patent applications containing claims covering formulations of bardoxolone, including the planned commercial formulation, and methods of using bardoxolone for the treatment of multiple diseases including PH, PAH, endothelial dysfunction (an essential component of many cardiovascular disorders including PAH), cardiovascular disease, CKD, Alport syndrome, metabolic disorders, and obesity.

The most relevant granted United States patents with composition of matter or method of use claims covering bardoxolone are listed below, along with their projected expiration dates exclusive of any patent term extension.

Patent Number	Title	Projected Expiration
7,863,327	Therapeutic Compounds and Methods of Use	April 15, 2022
8,088,824	Forms of CDDO Methyl Ester	October 19, 2029
8,309,601	Forms of CDDO Methyl Ester	August 13, 2028
8,633,243	Forms of CDDO Methyl Ester	August 13, 2028
8,129,429	Synthetic triterpenoids and methods of use in the treatment of disease	February 22, 2030
9,757,359	Synthetic triterpenoids and methods of use in the treatment of disease	January 12, 2029
8,747,901	Delayed Release, Oral Dosage Compositions that Contain Amorphous CDDO-Me	November 6, 2030

Omaveloxolone Patent Portfolio

Omaveloxolone is protected by three families of patents.  The first, filed in April 2009, contains composition of matter claims that encompass omaveloxolone and many related compounds.  This family includes five issued United States patents and a number of granted patents in foreign jurisdictions including China, Mexico, and Japan.  Additional United States and foreign applications from this family are pending.  The second family, filed in April 2013, is specifically focused on omaveloxolone and includes composition of matter claims and method of use claims.  The initial United States patent from this family was issued on March 31, 2015.  The issued claims include composition of matter claims to omaveloxolone without regard to morphic form, claims to several distinct morphic forms of omaveloxolone, including the form used in oral dosing formulations, and claims to various methods of therapeutic use.  A first continuation application has also issued, and a second continuation application is pending.  Foreign equivalents of the original United States application have been filed in Europe, Canada, Mexico, Japan, China, and more than 20 other territories.  The European application has granted and has been validated in multiple EPC member states.  In addition, a divisional application has been filed in Europe.  The Japanese and Chinese applications have also granted.  A third patent family, filed by AbbVie in April 2014 and licensed to us under the Reacquisition Agreement, claims additional morphic forms of omaveloxolone.

The most relevant granted United States patents with claims covering omaveloxolone are listed below, along with their projected expiration dates.  As discussed above for bardoxolone, if omaveloxolone is approved for marketing in the United States, we may be eligible for term extension under the Hatch-Waxman Act for a granted United States patent containing claims covering omaveloxolone.  Similar term extensions may be available in Europe, Japan, and certain other foreign jurisdictions.  The amount of any such term extension, and the identity of the patent to which it would apply, are dependent upon several factors including the duration of the development program and the date of marketing approval.  See “Government Regulation—United States Patent Term Restoration and Regulatory Exclusivity for Approved Products.”

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

RTA 901 Patent Portfolio

RTA 901 is protected by a family of patents and applications based on the Patent Cooperation Treaty (PCT) application filed in 2013.  Patents from this family have been granted in the United States, Australia, China, Eurasia, Japan, Mexico, and New Zealand.  Applications are pending in Europe, Canada, Mexico, and several other countries.  A first United States continuation application has also issued, and a second United States continuation application is pending.  Both issued and pending claims in this family include composition of matter claims that specifically cover RTA 901 regardless of form, and other claims that cover related compounds.  Patents from this family will expire in 2033 unless extended.  Details of the issued United States patent are shown below.

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

Licenses

2004 Dartmouth and MD Anderson License

In 2004, we entered into an agreement with the Board of Regents of The University of Texas System in which we obtained from the Trustees of Dartmouth College (Dartmouth) and The University of Texas MD Anderson Cancer Center (MD Anderson), an exclusive, sublicenseable, worldwide license to compounds, including bardoxolone, and claims in certain patents and patent applications, along with associated know-how, to manufacture, have manufactured, use and sell defined licensed products for use within the field of human therapeutic and diagnostic uses, research reagents, and veterinary uses.  Dartmouth and MD Anderson retain certain limited rights related to academic research and educational use of these compounds, and the United States government retains certain limited rights.

Under the terms of this license, we paid an initial licensing fee and sunk-in patent costs and are required to pay annual license maintenance fees.  In addition, the license requires us to pay certain development milestone payments depending on the licensed indication, a portion of sublicensing revenue received by us from sublicenses that we grant under the licensed technology at percentages between mid-teen digits and low-single digits, and royalties in the low single digits on net sales of licensed products by us, our affiliates, and our sublicensees subject to specified annual minimums.  To date, we have made $26.7 million in development and sublicense payments under the license.

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

2012 Amendment to the 2004 Dartmouth and MD Anderson License

In July 2012, the parties executed an amendment to the 2004 license.  This amendment provides, among other terms, that we will pay to the licensors a low single-digit royalty on net sales of certain Nrf2 activator compounds under the Collaboration Agreement, including omaveloxolone, that are claimed in certain patents and patent applications that are wholly owned by or assigned to us as identified in the Collaboration Agreement.

2009 Dartmouth License

In 2009, we entered into an agreement with Dartmouth, pursuant to which Dartmouth granted us an exclusive, worldwide, sublicenseable license to Dartmouth’s rights in patents and patent applications jointly owned by us and Dartmouth claiming the use of bardoxolone and related compounds in the treatment of renal, cardiovascular, and certain metabolic diseases, along with associated know-how, to make, have made, use and sell defined licensed products in the licensed field.  Dartmouth retains certain limited rights related to academic research and educational use of these compounds.

Under the terms of this license, we paid to Dartmouth an initial licensing fee and we are required to pay annual maintenance fees and payments associated with the achievement of certain development and aggregate sales milestones.  In addition, Dartmouth is entitled to receive from us a portion of our sublicensing revenue from sublicenses that we grant under the licensed technology at a percentage in the low single digits, and royalties in the low single digits on net sales of licensed products by us, our affiliates and our sublicensees.  To date, we have made $10.9 million in development and sublicense payments under the license.

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

Employees

As of December 31, 2019, we had 220 full-time employees, 59 of whom held Ph.D. or M.D. degrees, 145 of whom were engaged in research and development, and 75 of whom were engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support.  None of our employees is represented by a labor union, and none of our employees has entered into a collective agreement with us.  We consider our employee relations to be good.

Facilities

Our principal executive offices are located in Plano, Texas, where we lease approximately 122,000 square feet of office space.  We also lease approximately 34,890 square feet of additional office and laboratory space in Irving, Texas.  Our leases expire in April 2022 with four successive three-month-period renewal options and October 2022 with an option to renew up to six months, respectively.  On October 15, 2019, we entered into a lease agreement with TC Legacy Land Venture, LLC (the 2019 Lease Agreement), to lease a single-tenant and build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years with an option to renew up to ten years.  We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors:

Name	Position
Dawn C. Bir	Chief Commercial Officer and Executive Vice President
J. Warren Huff	Chief Executive Officer, President and Chairman of the Board of Directors
Colin Meyer, M.D.	Chief Medical Officer and Executive Vice President, Product Development
Manmeet S. Soni	Chief Financial Officer and Executive Vice President
Jason D. Wilson*	Executive Vice President, Operations
Michael D. Wortley	Chief Legal Officer and Executive Vice President
James E. Bass (1)(2)(3)	Director
William D. McClellan, Jr. (1)(2)(3)	Director
R. Kent McGaughy, Jr. (2)(3)	Director
Jack B. Nielsen (1)(2)(3)	Director
William E. Rose (1)(2)	Director

*	Mr. Wilson has informed us of his intention to retire and has submitted his resignation effective April 30, 2020.
(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Dawn C. Bir joined Reata as Chief Commercial Officer in September 2016 to develop and oversee marketing, market access, sales, training and commercial operations.  Prior to joining Reata, Ms. Bir most recently served as Vice President of Sales with Pharmacyclics, LLC.  From February 2013 to September 2016, she built and led their first hematology national sales organization of sales representatives, division managers and regional sales directors, responsible for the launch of IMBRUVICA® in the United States and Puerto Rico.  From October 2011 to February 2013, Ms. Bir served as Vice President Sales & Marketing with McKesson US Pharmaceutical, SKY Pharmaceuticals and RxPak.  Prior thereto, she held positions of increasing responsibility within McKesson Corporation, Genentech, Inc. and Bristol-Myers Squibb Company.  She currently serves on the board of directors of Geron Corporation, a publicly traded clinical stage pharmaceutical company.  Ms. Bir holds a B.S. in Biology from Binghamton University.

J. Warren Huff is the Chairman, Chief Executive Officer and President of Reata.  He has served as our sole CEO, President and as Chairman of the Board since our founding in 2002.  Prior to founding Reata, Mr. Huff served as CEO in a number of biotechnology and information technology start-up enterprises.  Mr. Huff started his career as an attorney with Johnson & Gibbs, P.C., where he was a partner and Chairman of the Corporate Securities Practice.  Mr. Huff received a B.B.A. magna cum laude from the University of Texas at Austin and a J.D. from Southern Methodist University.  Our Board believes that Mr. Huff is qualified to serve on our Board due to his extensive experience investing and working in the pharmaceuticals industry.

Colin J. Meyer, M.D. joined Reata as one of our first employees in 2003 and is Reata’s Chief Medical Officer.  Dr. Meyer received a B.S. in chemistry with specialization in biochemistry and a B.A. in biology from the University of Virginia.  He received an M.D. from the University of Texas Southwestern Medical School and an M.B.A. from Southern Methodist University Cox School of Business.

Manmeet S. Soni is Reata’s Chief Financial Officer and oversees corporate strategy, finance, accounting, treasury, tax, corporate communications, investor relations and information technology.  He joined Reata in August 2019.  Prior to joining Reata, Mr. Soni served as Senior Vice President and Chief Financial Officer of Alnylam Pharmaceuticals, Inc. from May 2017 until August 2019.  From March 2016 to February 2017, Mr. Soni served as the Executive Vice President, Chief Financial Officer and Treasurer of ARIAD Pharmaceuticals, Inc., a publicly held biopharmaceutical company, when ARIAD was acquired by Takeda Pharmaceutical Company Limited.  Mr. Soni continued as an employee of ARIAD through May 2017.  Previously, Mr. Soni served as Chief Financial Officer and Treasurer of Pharmacyclics, Inc., a publicly held biopharmaceutical company, until its acquisition by AbbVie in 2015.  Prior to joining Pharmacyclics, Mr. Soni worked at ZELTIQ Aesthetics Inc., a publicly held medical technology company as corporate controller.  Prior to ZELTIQ, Mr. Soni worked at PricewaterhouseCoopers in their Life Science and Venture Capital Group.  Mr. Soni currently serves as a member of the board of directors of Pulse Biosciences, Inc., Arena Pharmaceuticals, Inc. and Summit Therapeutics plc, each of which is a publicly traded company.  Mr. Soni graduated from Hansraj College at Delhi University in India.  He is a CPA (certified public accountant) and Chartered Accountant from the Institute of Chartered Accountants of India.

Jason D. Wilson is Reata’s Executive Vice President, Operations and oversees program and clinical operations, manufacturing, human resources, bioinformatics, quality and global alliances.  Until August 2019, Mr. Wilson was Reata’s Chief Financial Officer.  He joined Reata in 2006.  Prior to joining Reata, he held positions as Vice President, Finance & Corporate Controller at Caris Diagnostics and as a Senior Manager in the health-sciences group at Ernst & Young LLP.  He served on the board of directors of CytoSen Therapeutics, a private company, until its sale to Kiadis Pharmaceuticals.  Mr. Wilson holds a B.B.A. in Accounting from Henderson University and an M.B.A. from University of Central Arkansas.

Michael D. Wortley joined Reata as Chief Legal Officer in April 2015.  Prior to joining Reata, Mr. Wortley was an attorney at Vinson & Elkins L.L.P from 1995 to March 2015, serving in various capacities, including Chief Operating Partner of the firm and Managing Partner of the Dallas office, and, prior to 1995, at Johnson & Wortley, P.C., serving as Chairman of the Board and President.  He currently serves on the board of directors of Pioneer Natural Resources Company, a publicly traded company.  Mr. Wortley earned a B.A. in Political Science from Southern Methodist University, a Master’s degree in Regional Planning from the University of North Carolina at Chapel Hill and a J.D. from Southern Methodist University Dedman School of Law.

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

William D. McClellan, Jr. has served as a member of the Board since March 2017.  Mr. McClellan, has served as the Chief Financial Officer of Aerin Medical Inc. since January 2018.  Mr. McClellan, is a financial management consultant to healthcare and life sciences companies, serving as the managing member of Goodwater Consulting, LLC since March 2017.  From June 2004 until June 2016, Mr. McClellan, was the Chief Financial Officer and Executive Vice President, Finance at On-X Life Technologies Holdings, Inc.  Prior to June 2004, Mr. McClellan, held financial and accounting positions at various healthcare and other companies and was a certified public accountant serving as an auditor with PricewaterhouseCoopers for nine years.  He currently serves on the board of directors of Apollo Endosurgery, Inc., a publicly traded company, and chairs its audit committee.  Mr. McClellan, received a B.B.A. in accounting from Abilene Christian University and is a certified public accountant.  Our Board believes that Mr. McClellan, is qualified to serve on our Board due to his extensive experience in finance and accounting roles in the healthcare and life sciences industry and in serving as a certified public accountant at a large public accounting firm.

R. Kent McGaughy, Jr. has served as a member of the Board since December 2004.  Mr. McGaughy has been a partner in CPMG, Inc. since 2006.  Prior to joining CPMG’s predecessor, Cardinal Investment Company, Inc., in 1997, he worked at Simmons & Company International.  He currently serves on the boards of Apollo Endosurgery, Inc., a publicly traded company, and several private companies.  Mr. McGaughy received his B.A. from The University of Texas (summa cum laude and member of Phi Beta Kappa) and his M.B.A. from Harvard Business School.  Our Board believes that Mr. McGaughy is qualified to serve on our Board due to his extensive experience investing and extensive service on the boards of directors of other companies.

Jack B. Nielsen has served as a member of the Board since June 2006.  Mr. Nielsen is a Managing Director in Vivo Capital, LLC, a healthcare focused investment firm.  Prior to March 1, 2017, Mr. Nielsen worked within the Novo A/S organization and its venture activities since 2001 in several roles, most recently being employed as a Senior Partner based in Copenhagen, Denmark.  From 2006 to 2012, Mr. Nielsen was employed as a Partner at Novo Ventures (US) Inc. in San Francisco, where he established the office which provides certain consultancy services to Novo A/S.  Mr. Nielsen in the past has served on the board of directors of Akebia Therapeutics, Inc., Crinetics Pharmaceuticals, Inc., Merus, N.V. and Apollo Endosurgery, Inc., each of which is a publicly traded company.  He is also currently a member of the board of directors of a number of private companies.  Mr. Nielsen received a M.Sc. in Chemical Engineering from the Technical University of Denmark, and a Masters in Management of Technology from Center for Technology, Economics and Management, Technical University of Denmark.  Our Board believes that Mr. Nielsen is qualified to serve on our Board due to his extensive industry experience, his experience with venture capital investments, and his board service for several companies in the biotechnology sector.

William E. Rose has served as a member of the Board since February 2016.  Mr. Rose is the President of Montrose Capital, Inc.  Prior to Montrose, Mr. Rose was associated with HBK Capital Management from 1991 until 2012, serving in various capacities, including Co-Chief Investment Officer.  He currently serves on the Board of Greenhill School and is also a member of the Investment Committee for the Dallas Museum of Art.  Mr. Rose received a B.A. in Political Science from Duke University in 1989.  Our Board believes that Mr. Rose is qualified to serve on our Board due to his extensive experience investing, his experience with venture capital investments, and his board service for other enterprises.

Corporate Information

We were formed in Delaware in 2002 and maintain our principal corporate offices at 5320 Legacy Dr., Plano, Texas 75024.  Our Class A common stock is listed on The Nasdaq Global Market and is traded under the symbol “RETA.”  Our telephone number is 972-865-2219 and our internet website address is www.reatapharma.com.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  In addition to the reports filed or furnished with the SEC, we publicly disclose information from time to time in our press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website (principally in our “Investors & News” page).  References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk.  You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any documents incorporated in this Annual Report on Form 10-K by reference, before deciding whether to invest in our Class A common stock.  The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects.  In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.  Although we have discussed all known material risks, the risks described below are not the only ones that we may face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations.  Certain statements below are forward-looking statements.  See also “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Risks Related to Our Financial Condition

We have incurred significant losses since our inception.  We anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability.  We will require additional financings to fund our operations.

We are a biopharmaceutical company with our lead product candidates, bardoxolone and omaveloxolone, in clinical development.  Pharmaceutical product development is a highly risky undertaking.  To date, we have focused our efforts and most of our resources on developing our lead product candidates and on our earlier pipeline assets.  We are not profitable and have only had net income in the year ended December 31, 2014, due to recognition of collaboration revenue.  Furthermore, other than in the years ended December 31, 2009, 2010, and 2012, due to cash received from our collaborations with AbbVie and KKC, we have had negative cash flows from operations in each year since our inception.  We have not generated any revenue based on product sales to date.  We continue to incur significant research and development and other expenses related to our ongoing operations.  For the years ended December 31, 2019, 2018, and 2017, our net loss was $290.2 million, $80.5 million, and $47.7 million, respectively.  As of December 31, 2019, we had an accumulated deficit of $710.5 million and capital resources consisting of cash and cash equivalents of $664.3 million.  Despite the potential to receive development cost sharing, milestone, and other payments from KKC, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize our product candidates.  If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue development and expand our clinical development efforts of our product candidates, seek regulatory approval and prepare for the commercialization of our product candidates, and pursue the development of additional molecules and treatment of additional indications.  These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, seeking regulatory approvals in various jurisdictions, manufacturing and supplying products and product candidates for ourselves and our collaborators, and hiring personnel to prepare for commercialization of our product candidates.  The outcome of any clinical trial or regulatory approval process is highly uncertain, and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process, or the likelihood of success, for our product candidates in development and any future product candidates.  Our operating plans or third-party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned through public or private offerings of securities, debt financings, royalty sales, or other sources.  Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.  We may seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

During the past three completed fiscal years, substantially all of our revenue was from our collaborators, including $20.6 million, $26.6 million, and $45.1 million under the AbbVie License Agreement and the AbbVie Collaboration Agreement and $4.7 million, $24.7 million, and $1.5 million under the KKC Agreement, constituting 95%, 96%, and 97% of our revenue, for each of the years ended December 31, 2019, 2018, and 2017, respectively.  Furthermore, this revenue only consists of the recognition of deferred revenue from nonrefundable upfront and milestone payments that we received from AbbVie and KKC in prior years and a milestone payment we received from KKC during 2018.

If we are unable to continue to advance our development efforts and achieve development milestones under our collaboration agreements due to disagreements, or, if our collaborations are reprioritized by us or our collaborators or are renegotiated, our revenue may decrease and our activities may fail to lead to commercial products.

Collaboration agreements are often complex relationships intended to last for a long term; as a result, we may have disagreements, or our collaborations may be reprioritized by us or our collaborators or renegotiated from time to time to change economic and other terms.  If we are unable to successfully advance the development of our product candidates or achieve milestones, or, if our collaboration agreements are renegotiated, such as we recently completed with AbbVie, we may not receive some or all of the revenue currently contemplated under our collaboration agreements.  All of the milestone payments that could occur under our existing contractual arrangements arise from our KKC Agreement.

Payments under the instruments governing our indebtedness or other payment obligations may reduce our working capital.  In addition, a default under our First Amendment to Amended and Restated Loan and Security Agreement (the Amended Restated Loan Agreement) could cause a material adverse effect on our financial position.

In March 2017, we entered into a loan and security agreement (Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank to borrow up to $35.0 million, issuable in two separate term loans of $20.0 million (Term A Loan) and $15.0 million (Term B Loan, and together with the Term A Loan, the Term Loans).  In November 2017, we amended the Loan Agreement (Amended Loan Agreement) and increased the Term B Loan to either $20.0 million or $25.0 million.  In June 2018, we entered into an Amended and Restated Loan and Security Agreement (the Restated Loan Agreement) and increased the Term A Loan to $80.0 million and the Term B Loan to $45.0 million.  In October 2019, we amended the Restated Loan Agreement to increase the Term B Loan to $75.0 million (the Amended Restated Loan Agreement).

We have borrowed $155.0 million under the Amended Restated Loan Agreement.  Our obligations under the Amended Restated Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, including our owned intellectual property.  All outstanding Term Loans will mature on June 1, 2023.  We will make interest-only payments for 36 months through June 1, 2021.  The interest-only payment period will be followed by 24 equal monthly payments of principal and interest.  Payments under the Amended Restated Loan Agreement could result in a significant reduction of our working capital.

The Amended Restated Loan Agreement requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	incur indebtedness;
•	encumber assets;
•	dispose of assets;
•	complete mergers or acquisitions;
•	pay dividends or make other distributions to holders of our capital stock;
•	make specified investments; and
•	engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies.  If we default under our obligations under the Amended Restated Loan Agreement, the Lenders could proceed against the collateral granted to them to secure our indebtedness or declare all obligation under the Amended Restated Loan Agreement to be due and payable.  In certain circumstances, procedures by the Lenders could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the Lenders.  If any indebtedness under the Amended Restated Loan Agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness.  In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization, or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

In October 2019, we entered into the Reacquisition Agreement, under which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie.  In exchange for such rights, we agreed to pay AbbVie $330.0 million, of which we paid $100.0 million in 2019, $150.0 million is payable on June 30, 2020, and $80.0 million is payable on November 30, 2021.  These payments may have an adverse effect on our liquidity and may require us to incur additional debt or issue additional equity to fund the payments.  If we fail to make the payments, then all such rights will revert to AbbVie.

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidates, bardoxolone and omaveloxolone.

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of bardoxolone and omaveloxolone, which are currently our lead product candidates.  These are our lead product candidates that have advanced into registrational clinical development, but there can be no assurance that further clinical trials will not be required, or that regulatory delays will not be incurred.  It could be years before the trials required for their approval are completed, if ever.  Our other clinical and preclinical programs are less advanced in development and may never enter into registrational clinical trials.  Although we believe that Nrf2 activators have many potential clinical applications, we may fail to pursue successful indications and may miss opportunities for development in other indications as a result of limited resources.  We also may fail to focus our efforts by attempting to develop single product candidates in multiple indications and formulations without success.

Our near-term prospects are dependent upon successful interactions with global regulatory authorities and on successful commercialization of bardoxolone and omaveloxolone.  We may need to complete additional or larger and more extensive controlled clinical trials to validate the results observed in clinical trials to date to continue further development and seek regulatory approval of these product candidates.  We have announced positive results from the first year of our CARDINAL Phase 3 trial of bardoxolone in patients with CKD caused by Alport syndrome and from our MOXIe trial of omaveloxolone in patients with FA and are in discussions with the FDA regarding these results.  However, there can be no assurance that we will submit an NDA for either of these indications, or, if an NDA is submitted, that it will be accepted by the FDA, or, if accepted, that the NDA will be approved by the FDA.  In addition, although there may be many potentially promising indications beyond those we are currently investigating, we are still exploring indications for which further development of, and investment for, our lead product candidates may be appropriate.  Accordingly, the costs and time to complete development and the related risks are currently unknown.

The clinical and commercial success of bardoxolone and omaveloxolone will depend on a number of factors, many of which are beyond our control.

The clinical and commercial success of bardoxolone and omaveloxolone will depend on a number of factors, including the following, many of which are beyond our control:

•

the timely initiation, continuation, and completion of our Phase 2 and Phase 3 clinical trials for bardoxolone and omaveloxolone, which will depend substantially upon requirements for such trials imposed by the FDA and other regulatory agencies and bodies;

•	our ability to demonstrate the safety and efficacy of our product candidates to the satisfaction of the relevant regulatory authorities;
•	whether the FDA or other regulatory authorities will accept NDAs for approval of our product candidates;
•	whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to approval to market our products;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities, including pricing and reimbursement determinations;
•	the ability to successfully commercialize our product candidates for marketing and sale, if approved by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
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

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post-market approval information, importation, and exportation.  In addition, approved products, manufacturers, and manufacturers’ facilities are required to comply with extensive FDA, EMA, United Kingdom Medicines and Healthcare Products Regulatory Agency, Japanese PMDA, and Australian Therapeutic Goods Administration (TGA) requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to CGMP requirements.  As such, we and our potential future contract manufacturers will be subject to continual review and periodic inspections to assess compliance with CGMPs.  Accordingly, we and others with whom we work will be required to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.  We will also be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, PMDA, TGA, and other similar agencies and to comply with certain requirements concerning advertising and promotion for our product candidates.  Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling.  Accordingly, once approved, we may not promote our products, if any, for indications or uses for which they are not approved.

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

Success in earlier Phase 1 and 2 clinical trials for our product candidates, bardoxolone and omaveloxolone, may not be indicative of the results that may be obtained in larger registrational clinical trials, which may delay or prevent obtaining regulatory approval.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.  Success in preclinical studies and early clinical trials may not be predictive of results in larger clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in larger clinical trials, even if successful.  For example, we have previously endeavored to develop bardoxolone for the treatment of T2D CKD.  While bardoxolone appeared to be safe and effective throughout Phase 2 clinical development for kidney disease, we encountered heart failure related to fluid overload during the pivotal Phase 3 trial, known as BEACON, that resulted in the termination of the T2D CKD program.  Heart failure appeared to occur at a very low rate in only a particular type of patient studied during BEACON, which was not observed during Phase 2.  Our other Phase 2 clinical programs with bardoxolone and omaveloxolone have involved a relatively small number of patients exposed for a relatively short period of time compared to the Phase 3 clinical trials that we may need to conduct.  Accordingly, the Phase 2 clinical trials that we have conducted may not have uncovered safety issues, even if they exist.  The biochemical pathways that we believe are affected by bardoxolone and omaveloxolone are implicated in a variety of biological processes and disease conditions, and it is possible that the use of our product candidates to treat larger numbers of patients will demonstrate unanticipated adverse effects, including possible drug-drug interactions, which may negatively affect their safety profile.

In addition, we cannot assure that any potential advantages that we believe bardoxolone may have for our current clinical programs will be substantiated by each of our registrational clinical trials or that we will be able to include a discussion of any advantages in our labeling should we obtain approval.  We cannot assure you that our previous data in our Phase 2 trial and our trials in T2D CKD may predict effects in our registrational trial in patients with CKD caused by ADPKD or other forms of CKD.  In addition, based on the data from our ongoing Phase 2 clinical trial in PAH, we believe that bardoxolone, combined with current standard of care, may have benefits compared to treatment with current standard of care.  However, our belief that bardoxolone may offer those benefits is based on a limited amount of data from our Phase 2 trial and our understanding of the likely mechanisms of action for bardoxolone, and such data may not be replicated in our Phase 3 trial.  Additionally, we have discussed the PAH and CKD caused by Alport syndrome trial data with the FDA, EMA and the PMDA and ADPKD trial data with the FDA.  Discussions with the FDA of the one-year results of our CARDINAL Phase 3 trial in patients with CKD caused by Alport syndrome are ongoing.  Preliminary discussions with the EMA have indicated that additional discussion will be needed and additional nonclinical and clinical studies may be required in advance of a Marketing Authorization Application (MAA) for CKD caused by Alport syndrome in that territory.  We have had limited or no discussions of these trial data with other global regulatory health authorities, and these regulatory bodies may not concur that these studies would be adequate to support a marketing application or that the benefits would translate to approvable trial endpoints or be reflected on our product label.

In addition, we cannot assure that the potential advantages that we believe omaveloxolone may have will be substantiated by each of our registrational clinical trials or that we will be able to include a discussion of such advantages in our labeling should we obtain approval.  Additionally, we have discussed FA and melanoma trial data with the FDA and FA trial data with the EMA.  Discussions with the FDA of the results of our MOXIe Phase 2 trial in patients with FA are ongoing. Preliminary discussions with the EMA have indicated that additional discussion will be needed and additional nonclinical or clinical studies may be required in advance of a MAA for FA in that territory.  We have had limited or no discussions of these data with other global regulatory health authorities, and these regulatory bodies may not concur that these studies would be adequate to support a marketing application or that the benefits would translate to approvable trial endpoints or be reflected on our product label.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, or after achieving positive results in pivotal trials, and we have had, and may face, similar setbacks.  In addition, the patient populations under investigation with bardoxolone and omaveloxolone have many co-morbidities that may cause severe illness or death, which may be attributed to bardoxolone and omaveloxolone in a manner that negatively affects the safety profile of our product candidate.  If the results of our ongoing or future clinical trials for bardoxolone and omaveloxolone are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or AEs that emerge during clinical trials, we may be prevented from or delayed in obtaining marketing approval, and even if we obtain marketing approval, any sales may suffer.

We may face delays in completing our ongoing or planned clinical trials with bardoxolone and omaveloxolone due to a number of factors, or these studies may not be completed at all.

Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including delay or failure to:

•	reach timely agreement on acceptable terms with prospective contract research organization (CROs) and clinical trial sites;
•	manufacture sufficient quantities of product candidate with acceptable quality attributes for use in clinical trials;
•	obtain required regulatory or IRB approval or guidance;
•	maintain clinical sites in compliance with clinical trial protocols and GCP;
•	initiate or add a sufficient number of clinical trial sites;
•	recruit, enroll, and retain patients through the completion of the trial; and
•	address any physician or patient safety concerns that arise during the course of the trial.

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

Although to date we have not seen evidence of significant safety concerns with our product candidates in the patient populations currently undergoing clinical trials with bardoxolone or omaveloxolone beyond those seen in BEACON, patients treated with our products, if approved, may experience previously unreported adverse reactions, and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates.  If safety problems occur or are identified after our products, if any, reach the market, we may make the decision or be required by regulatory authorities to amend the labeling of our products, recall our products, or even withdraw approval for our products.

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

Patients may be unwilling to participate in our clinical trials for bardoxolone due to the SAEs or AEs we previously detected in a subset of patients with advanced T2D CKD, and patients currently controlling their disease with standard of care may be reluctant to participate in a clinical trial with an investigational drug.  Likewise, patients may be unwilling to participate in our clinical trials for bardoxolone and omaveloxolone due to unforeseen factors beyond our control.  Most of the conditions that we are studying are rare diseases, and enrollment in clinical trials may be limited by the lack of suitable patients with these diseases.  We may not be able to successfully initiate or continue clinical trials if we cannot rapidly enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory agencies.  If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate on-going or planned clinical trials, any of which could have a material adverse effect on our business and prospects.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture our product candidates at sufficient yields and at commercial scale.  We have limited direct experience in manufacturing, or managing third parties in manufacturing, certain types of our product candidates in the volumes that are expected to be necessary to support commercialization.  Our efforts to establish these capabilities may not meet our requirements as to scale-up, timeliness, yield, cost, or quality in compliance with CGMP.  Our clinical trials must be conducted with product candidates produced under applicable CGMP regulations.  Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.  We, our collaborators, or our experienced third-party manufacturers may encounter difficulties in production, which may include but are not limited to:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields;
•	supply chain issues, including the timely availability and shelf life requirements of raw materials and supplies and the lack of redundant and backup suppliers;
•	quality control and assurance;
•	shortages of qualified personnel and capital required to manufacture large quantities of product;
•	competing capacity needs at contract manufacturing organization (CMOs) supporting product development as quantities for supply increase;
•	establishment of commercial supply capacity through binding supply agreements;
•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity limitations and scheduling availability in contracted facilities; and
•	natural disasters, cyberattacks, or other force majeure events that affect facilities and possibly limit production or loss of product inventory maintained in third party storage facilities.

Even if we are able to obtain regulatory approval of our product candidates, we cannot predict the labeling we will obtain, and it may be more narrow than originally sought.

Although we are conducting three registrational trials and have completed a pivotal trial in patients with FA, specific labeling language has not yet been discussed with regulatory authorities.  For both bardoxolone and omaveloxolone, regulatory approvals, if obtained at all, may include very narrowly-defined indications for which these products may be marketed, since this limitation is a common outcome of health authority review and approval processes.  Alternatively, the specific labeling language could highlight real or potential perceived risks that could limit the use of the product candidates in the marketplace or require a REMS.  These labeling limitations may be driven by either preclinical or clinical outcomes, some of which may not yet have been observed in our early studies.  Such limitations or warnings may affect our ability to successfully commercialize our products.  Due to the rarity of the diseases for which our product candidates are targeted, a narrower than expected indication or other restrictions in labeling could significantly affect our ability to generate revenue.

We have never completed a Phase 3 clinical trial or other pivotal trial except for the MOXIe trial in patients with FA or submitted an NDA, MAA, or other marketing applications and may be unable to do so efficiently or at all for bardoxolone, omaveloxolone, or any product candidate we are developing or may develop in the future.

We have conducted, or are currently conducting, Phase 2 and Phase 3 trials for bardoxolone and omaveloxolone, and we may need to conduct additional Phase 2 trials before initiating additional Phase 3 clinical trials with bardoxolone and omaveloxolone.  The conduct of Phase 3 trials and the submission of an NDA, MAA, or other marketing application is a complicated process.  We have not previously completed a Phase 3 trial or other pivotal trial except for the MOXIe trial in patients with FA, have limited experience in preparing, submitting, and prosecuting regulatory filings, and have not previously submitted an NDA, MAA, or other marketing application.  Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to the submission of an NDA, MAA, or other marketing application and approval of any product candidate we are developing.  We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.  Risks related to the successful execution of our trials or successful filing of the NDA exist not only because of the complexity of the process, but also because of our lack of previous experience as an organization.

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

With respect to bardoxolone, we are currently dependent in certain territories on the commercialization capabilities of our collaborator, KKC.  If KKC were to fail to devote the necessary resources and attention to sell and market our products, or in any way be unsuccessful in commercializing our products, if any, in their territories, our business and financial condition would suffer.

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

If bardoxolone is approved and launched commercially for patients with CKD caused by Alport syndrome, it will likely be the first treatment on the market for the indication.  At least one therapy for the treatment of Alport syndrome is currently in clinical development with a Phase 2 injectable product candidate, lademirsen (RG-012), from Sanofi S.A.  Additionally, several inhibitors of the sodium-glucose cotransporter-2 protein, such as Jardiance®, developed by Boehringer Ingelheim and Eli Lilly and Company, and Farxiga®, developed by AstraZeneca, are in development for inflammatory and inherited forms of CKD.

If bardoxolone is approved and launched commercially for patients with ADPKD, it would launch into a landscape with one approved product and multiple products in commercial development.  Otsuka Pharmaceutical Co. Ltd. received marketing authorization for JYNARQUE® from the FDA in April 2018 for adults at risk of rapidly progressing ADPKD.  Additional therapies reported to be in clinical development include venglustat, which is currently in Phase 3 clinical development by Sanofi Genzyme, tesevatinib, which is in Phase 2 development by Kadmon Holdings, Inc., and lixivaptan from Palladio Biosciences, which is expected to launch pivotal studies early in 2020.

If bardoxolone is approved and launched commercially for patients with IgAN, T1D CKD, or FSGS, it could face competition.  Other programs that are in clinical development for the treatment of IgAN include OMS-721, nefecon, and sparsentan, which are in Phase 3 clinical development by Omeros Corporation, Calliditas Therapeutics AB, and Retrophin, Inc., respectively.  Additionally, we are aware of multiple Phase 2 clinical development programs including LNP023, IONIS-FB-LRx, cemsdisiran, AVB-S6-500, atacicept, and APL-2 by Novartis AG, Ionis Pharmaceuticals, Alnylam Pharmaceuticals, Aravive, Inc, Merck KgaA, and Apellis Pharmaceuticals Inc., respectively.  In T1D CKD, there are multiple programs in advanced clinical development, including Jardiance®, which is in Phase 3 development by Boehringer Ingelheim and Eli Lilly and Company, GKT831, which is in Phase 2 clinical development by GenKyoTex SA, and Farxiga®, in development by AstraZeneca, which received fast track designation in August, 2019, for delaying the progression of renal failure and preventing cardiovascular and renal death in patients with CKD.  It is likely that Invokana® will also be developed for type 1 diabetic nephropathy.  Invokana® is developed by Mitsubishi Tanabe Pharma Corporation and Janssen Pharmaceuticals and was recently approved for the treatment of patients with type 2 diabetes and diabetic nephropathy.  In FSGS, there are multiple drugs in advanced clinical development, including sparsentan, which is in Phase 3 clinical development by Retrophin, Inc., and CCX140, CXA-10, DMX-200, voclosporin, PF-06730512, and abatacept, which are reported to be in Phase 2 clinical development by ChemoCentryx, Inc., Complexa, Inc., Dimerix Bioscience Ltd., Aurinia Pharmaceuticals Inc., Pfizer Inc., and Bristol-Myers Squibb Company, respectively.  These product candidates may be in competition with bardoxolone for patient recruitment and enrollment for clinical trials and may be in competition with bardoxolone if it is approved and launched commercially.  Some of these product candidates may enter the market prior to bardoxolone, and some of these product candidates could limit the market or level of reimbursement available for bardoxolone if it is commercialized.

If bardoxolone is approved and launched commercially for patients with CTD-PAH, it would launch into a product landscape of numerous approved therapeutics for PAH, including Opsumit® (macitentan), Adempas® (riociguat), Orenitram™ (treprostinil), Letairis® (ambrisentan), Tracleer® (bosentan), Uptravi® (selexipag), and others.  These agents, used alone or in combination, currently comprise the standard of care in the treatment of patients with PAH.  While we expect our anticipated product profile would be complementary to these therapies, and would add to, rather than attempt to displace, these products, it may be difficult to encourage treatment providers and patients to add our product to their treatment paradigm.  We may also face competition from potential new therapies currently in clinical development.  For example, Bayer AG, Bial-Portela & Ca. SA, Biogen, F. Hoffmann-La Roche Ltd, and Merck & Co Inc are actively developing compounds that are attempting to address a problem outside of vasodilation and are to be used or allow use in combination with existing treatments.  These product candidates may be in competition with bardoxolone for patient recruitment and enrollment for clinical trials and may be in competition with bardoxolone if it is approved and launched commercially.  Some of these product candidates may enter the market prior to bardoxolone, and some of these product candidates could limit the market or level of reimbursement available for bardoxolone if it is commercialized.

Omaveloxolone may face similar competitive risks as bardoxolone.  For our development program in FA, if omaveloxolone is approved and launched commercially it may face market competition.  Although there are no currently approved therapies for these conditions, there are several competitors who purport to be developing products in this space.  The only program in Phase 3 stage of development is Retrotope Inc.’s study of RT001, which launched in January 2020.  The remaining competitor product candidates are in Phase 1 or 2 clinical development for FA, including MIN-102, vatiquinone, CTI-1601, and JOT101 from Minoryx Therapeutics, BioElectron Technology Corporation, Chondrial Therapeutics, and Jupiter Orphan Therapeutics, Inc., respectively.  In addition, Biohaven’s Troriluzole is in Phase 3 development for the treatment of patients with SCA.  Biohaven intends to explore the development of Troriluzole for other ataxias, including FA pending the outcome of the ongoing clinical studies in SCA. If approved and launched commercially, omaveloxolone may face competition by these product candidates.  Some of these product candidates may enter the market prior to omaveloxolone, and some of these product candidates could limit the market or level of reimbursement available for omaveloxolone if it is commercialized.

RTA 901 may face similar competitive risks as bardoxolone and omaveloxolone.  Other HSP90 inhibitors are being developed for neurological indications, including arimoclomol and PU-AD by Orphazyme AS and Samus Therapeutics Inc, respectively.  If approved and launched commercially, RTA 901 may face competition by these product candidates.  Some of these product candidates may enter the market prior to RTA 901 and some of these product candidates could limit the market or level of reimbursement available for RTA 901 if they are commercialized.

RTA 1701 may face similar competitive risks as bardoxolone, omaveloxolone, and RTA 901.Other RORgT modulators are in various stages of clinical development, including BOS-172767, SGX-301, JTE-451, AZD-0284, JNJ-3534, AUR-101, ESR-114, and XL-888, developed by Boston Pharmaceuticals, Soligenix Inc, Orphagen Pharmaceuticals, AstraZeneca PLC, Johnson & Johnson, Aurigene Discovery Technologies, Escalier Biosciences, BV, and Exelixis, respectively.  If approved and launched commercially, RTA 1701 may face competition by these product candidates.  Some of these product candidates may enter the market prior to RTA 1701, and some of these product candidates could limit the market or level of reimbursement available for RTA 1701 if they are commercialized.

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

•	the cost, safety, efficacy, and convenience of treatment in relation to alternative treatments;
•	the completion of any genetic tests that are required by the product labeling or third-party payors and formulary committees;
•	the restrictions on the use of our products together with other medications, if any;

•	the availability of adequate coverage and adequate reimbursement or pricing by third-party payors and government authorities; and
•	the effectiveness of our sales and marketing efforts.

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

We have entered into an agreement with KKC with respect to the development and commercialization by KKC of bardoxolone for renal, cardiovascular, diabetes, and certain related metabolic indications in certain territories in Asia.  KKC has allowed us to conduct clinical activities in PAH and certain rare forms of kidney disease in Japan and has reimbursed us the majority of the costs for our CARDINAL study in Japan and is paying for the costs of a certain number of patients as the in-country caretaker for our FALCON study in Japan.

If KKC were to continue to elect not to participate in the development and commercialization of all of our bardoxolone indications or to determine that their collaboration with us is no longer a strategic priority, were unable to perform their obligations under the collaboration agreement, or if a successor were to reduce their level of commitment to their collaboration with us, our ability to develop and commercialize our product candidates could suffer.  In addition, our KKC collaboration is, and future collaborations may be, exclusive and preclude us from entering into additional collaboration agreements with other parties in the area or field of exclusivity.  Also, when we reacquired our development, manufacturing, and commercialization rights to bardoxolone, omaveloxolone, and other Nrf2 activators from AbbVie in October 2019, we agreed not to enter into licensing agreements with respect to bardoxolone in AbbVie’s former territory or with respect to omaveloxolone worldwide for certain periods of time.  KKC has allowed us to make regulatory filings and conduct clinical trials in its exclusive territory in order to generate clinical trial data that we may use in connection with seeking approval of our product candidates in the United States.  There can be no assurance that one or more of these authorizations will not be withdrawn.

If we fail to establish and maintain, or are prohibited from establishing, strategic collaborations related to our product candidates, we could bear all of the risk and costs related to the development and commercialization of any such product candidate, and we may need to seek additional financing, hire additional employees, and otherwise develop expertise at our cost.  This in turn may negatively affect the development of our other product candidates as we direct resources to our most advanced product candidates.

Conflicts with our current or future collaborators could jeopardize our collaboration agreements and our ability to develop and commercialize our product candidates.

Our collaboration with KKC for bardoxolone requires cooperation between the parties, and failure to do so can negatively affect the development and commercialization of certain of our product candidates or result in termination of the KKC Agreement.  Multi-party decision-making is complex and involves significant time and effort.  There can be no assurance that we and KKC will cooperate or reach consensus, or that KKC will not ask to proceed independently in some or all of its territories or functional areas of responsibility in which KKC would otherwise be obligated to cooperate with us.  Any disputes or lack of cooperation with KKC may negatively affect the timing or success of our planned clinical trials or commercialization plans.

Certain of our current or future collaborators could also become our competitors.  If our collaborators develop competing products, or if they fail to obtain necessary regulatory approvals, or fail to devote sufficient resources to the development and commercialization of our product candidates, the development and commercialization of our product candidates and products could be delayed.

We are also conducting proprietary research programs with molecules and programs that are not covered by our current, and may not be covered by our future, collaboration agreements.  Our pursuit of such opportunities could result in conflicts with our collaborators in the event that they take the position that our internal activities overlap with those areas that are exclusive to our collaboration agreements, and we should be precluded from participating, or they should be permitted to participate, in such internal activities.  Moreover, disagreements with our collaborators could develop over rights to our intellectual property.  In addition, our collaboration agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties.  Any conflict with our collaborators could delay collaborative activities, reduce our ability to renew agreements or obtain future collaboration agreements, result in termination of agreements, or result in litigation or arbitration and would negatively affect our relationship with existing collaborators.

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

We rely upon a combination of intellectual property rights, patents, trademarks, trade secrets, and contractual arrangements to protect the intellectual property related to our technologies.  We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties to the extent that our patents, trademarks, trade secrets, and contractual position allow us to do so.  Any disclosure to or misappropriation by third parties of our trade secrets or confidential information could compromise our competitive position.  Moreover, we may in the future be involved in legal or administrative proceedings involving our intellectual property that are initiated by us or by third parties.  As our product candidates continue in development, third parties may infringe or misappropriate, or attempt to challenge the validity and enforceability of, our patents, trademarks, trade secrets, and proprietary information and technologies.  In addition, third parties may accuse our product candidates of infringement of third-party intellectual property.  Any of these proceedings can result in significant costs and commitment of management time and attention.

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

Composition-of-matter patents relating to the active pharmaceutical ingredient are generally considered to be the strongest form of patent protection for pharmaceutical products, as such patents provide protection not limited to a particular method of use or formulation.  Method-of-use patents protect the use of a product for the specified purpose(s) or indication(s), and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method.  Bardoxolone, omaveloxolone, and RTA 901 are protected by granted United States and foreign patents claiming compositions of matter and methods of use.  RTA 1701 is protected by granted United States and foreign patents claiming compositions of matter.  Each compound is the subject of pending United States and foreign patent applications claiming compositions of matter or methods of use.  We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates.  We may choose not to file patent applications to protect certain technologies and may also choose to allow certain patents or patent applications to lapse or expire based on cost-benefit considerations.

Pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain.  Patent laws vary from country to country and may change over time.  In addition, the interpretation of patent law by the court systems in a country may change over time.  This variability adds uncertainty with respect to the validity and enforceability of our patents and the likelihood that our patent applications will result in granted patents.  Pending patent applications that we own or license, and new applications filed by us or our licensors, may fail to result in issued patents.  Third parties may challenge the validity or enforceability of our issued patents or patents resulting from our pending or future applications, which may result in such patents being narrowed, invalidated, or held unenforceable.  Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates.  If the breadth or strength of protection provided by the patents and patent applications, we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates.  Discoveries are generally published in the scientific literature well after their actual development.  Patent applications in the United States and other countries are typically not published until 18 months after filing and in some cases are never published.  Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions.  Subject to meeting other requirements for patentability, for United States patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the United States, the first to file a patent application encompassing the invention is entitled to patent protection for the invention.  The United States moved to a “first inventor to file” system under the Leahy-Smith America Invents Act (AIA), effective March 16, 2013.  Effects of this change and other elements of the AIA are evolving, as the USPTO is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined.  Creating further uncertainty, provisions under the AIA also include procedures for challenging issued patents and pending patent applications.  We may become involved in opposition, inter partes review, or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain.  An unfavorable outcome in any such proceedings could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop, or commercialize our product candidates without infringing the patent rights of others.

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

Innovator pharmaceutical patents are particularly vulnerable in the complex milieu of administrative, regulatory, and legal challenge.  Specifically, a patent that might become or already is the subject of litigation related to Paragraph IV certification can be challenged by any party, such as a generic competitor, at the USPTO in an inter partes review (IPR).  If an IPR is instituted by the Patent Trial and Appeal Board (PTAB) at the USPTO, a court could stay the litigation pending a decision by the USPTO in the IPR because the decision could affect substantive and procedural aspects at trial.  Under these circumstances, however, and some litigation to date indicates, a court may decline to toll the 30-month stay for ANDA approval when staying the litigation.  Thus, for instance, a decision by the PTAB not reversed on any appeal and invalidating all relevant claims of a patent-in-suit, could prompt a generic competitor to motion for lifting of the litigation stay, and thereafter motion for summary judgement in the litigation before expiration of the 30-month stay.

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

Any proprietary name or trademark we intend to use for our product candidates will require approval from the FDA, and similar health authorities outside the United States, regardless of whether we have secured a formal trademark registration from the USPTO.  The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names.  The FDA may also object to a product name if it believes the name inappropriately implies certain medical claims or contributes to an overstatement of efficacy.  If the FDA objects to any product names we propose, which we have experienced, we will be required to adopt an alternative name for our product candidates.  If we adopt an alternative name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA.  We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future.  Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us.  If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license.  Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates.  See “Business—Intellectual Property—Licenses” for a description of our license agreements with Dartmouth, M.D. Anderson, and the University of Kansas, which include descriptions of the termination provisions of these agreements.

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

The time required to obtain approval, if any, by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.  We have not submitted an NDA or obtained regulatory approval for any product candidate, and it is possible that none of our current or future product candidates we may discover, in-license, or acquire and seek to develop in the future will ever obtain regulatory approval.

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

Even if we believe our completed, current, or planned clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy.  Certain of our Phase 3 clinical trials are designed to permit us to file an application for accelerated approval based on positive interim data.  Even if we believe the interim data will support an application for accelerated approval, the regulatory authorities may not agree, which could delay approval.  Approval by one regulatory authority does not ensure approval by any other regulatory authority.  However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.  We may not be able to submit for regulatory approvals, and even if we submit, the applications may not be filed by the FDA or comparable regulatory agency, and we may not receive the necessary approvals to commercialize our product candidates in any market.

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

We have received orphan drug designation by the FDA for bardoxolone for the treatment of CKD caused by Alport syndrome, ADPKD, and PAH.  We have also received orphan drug designation in Europe for bardoxolone for the treatment of Alport syndrome.  We have also received orphan drug designation by the FDA and in Europe for omaveloxolone for the treatment of FA.  We may seek orphan drug designation in the United States and Europe for some of our other product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products, including other rare kidney diseases.  In the future, exclusive marketing rights in the United States, if granted, may be limited if we seek approval for an indication broader than the orphan drug designated indication and may be lost if the FDA later determines that the request for the orphan drug designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.  In addition, although we have sought or intend to seek orphan drug designation, we may never receive approval for such designations.

We may fail to obtain breakthrough therapy designation from the FDA for some or all of our product candidates.  Even if we do obtain breakthrough therapy designation for some or all of our product candidates, such designation may not lead to a faster development or regulatory review or approval process.

In 2012, the United States Congress established a breakthrough therapy designation, which is intended to expedite the development and review of products that treat serious or life-threatening diseases when “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.”  The designation of a product candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate and help to ensure collection of appropriate data needed to support approval, more frequent written correspondence from the FDA about such things as the design of the proposed clinical trials and use of biomarkers, intensive guidance on an efficient drug development program, beginning as early as Phase 1, organizational commitment involving senior managers, and eligibility for rolling review and priority review.  Even if we are successful in obtaining a breakthrough therapy designation, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures, and breakthrough therapy designation does not change the standards for product approval. Breakthrough therapy designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program.  Additionally, qualification for breakthrough therapy designation does not ensure that we will ultimately obtain regulatory approval for such product candidate.

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

For example, the PPACA was enacted in 2010 with a goal, among others, of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers.  The PPACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs.  The PPACA also created a Medicare Part D coverage gap discount program in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs, currently 70%, to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.  The PPACA also expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.  In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted.  On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress.  A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs.  This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013.  These reductions have been extended through 2029 unless additional Congressional action is taken.  Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of health care providers.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we and any potential collaborators in those jurisdictions will be subject to additional risks related to operating in foreign countries, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	price controls on our drug products;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;

•	different United States and foreign drug import and export rules;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers, and regulatory requirements;
•	different reimbursement systems and different competitive drugs indicated to treat the indications for which our product candidates are being developed;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•	compliance with the FCPA and other anti-corruption and anti-bribery laws;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from development work conducted by foreign distributors;
•	business interruptions resulting from natural disasters or geopolitical actions, including war and terrorism, public health epidemics, or systems failure including cybersecurity breaches; and
•	compliance with evolving and expansive international data privacy laws, such as the EU GDPR.

For example, the U.K. has voluntarily departed from the EU, commonly referred to as “Brexit”.  As a result, the British government is negotiating the terms of the U.K.’s future relationship with the EU.  We do not know to what extent Brexit will impact the business and regulatory environment in the U.K., the EU, or other countries.  Changes impacting our ability to conduct business in the U.K., or other EU countries, or changes to the regulatory regime in those countries, may impact certain portions of our research and general business operations in the U.K. and the EU.  However, we do not expect Brexit to have a material impact on our consolidated results of operations.

Risks Related to the Operation of Our Business

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance our product candidates through clinical trials and, if approved, through commercialization, we will need to expand our development, regulatory, quality assurance, manufacturing, commercialization, compliance, and administration capabilities or contract with third parties to provide these capabilities for us.  As our operations expand, we expect that we will need to increase the responsibilities on members of management and manage any future growth effectively.  Our failure to effectively manage our growth in this regard could prevent us from successfully implementing our strategy and maintaining the confidence of investors in our company.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs, manufacturers, suppliers, and other third parties, including, but not limited to, software as a service (SaaS) providers on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures.  If such an event were to occur and interrupt our operations, it could result in a material disruption of our drug development programs.  For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability, the further development of our drug candidates could be delayed, and we may be subject to regulatory actions, including fines or other penalties.  We may also be vulnerable to cyber-attacks by hackers or other malfeasance.  This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings.  Further, these cybersecurity breaches may inflict reputational harm upon us that may result in decreased market value and erode public trust.

We are increasingly dependent upon technology systems and data to operate our business.  Our ability to effectively manage our business depends on the security, reliability, and availability of our technology systems and data.  Cyber-attacks are increasing in their frequency, sophistication, and intensity, while also becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled, and persistent actors, including nation states, organized crime groups, “hacktivists”, and employees or contractors acting with malicious intent.  Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering, impersonation, telephony and/or e-mail spear phishing, and other means to compromise the confidentiality, integrity, and availability of our technology systems, data, and other corporate information assets.  E-mail fraud, including various types of business email compromise, may cause payments or information to be transmitted to unintended recipients.  Cyber-attacks could also include supply chain attacks, which could cause delays in the manufacturing of our products or products produced for contract manufacturing. While we have not experienced a system failure, accident, cyber-attack or security breach that has resulted in a material loss of assets or operational capabilities to date, there can be no assurance that our efforts will prevent additional future cyber-attacks and/or security breaches in our systems that could materially and adversely affect our business, assets, or operations, even as we continue to strengthen the security posture of our infrastructure, systems, and corporate cybersecurity training.  In addition, our liability insurance is not sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related incidents.

The occurrence of natural disasters, including a tornado, an earthquake, fire, or any other catastrophic event, could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business, results of operations, and financial condition.

We and the third-party service providers on which we depend for various support functions, such as data storage, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism, and similar unforeseen events beyond our control.  Our corporate offices and other facilities are located in the Dallas area, which in the past has experienced damaging storms including tornadoes.  Despite having mechanisms in place to ensure system redundancy, resiliency, and data and system backups, natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition, and prospects.

If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our offices or other facilities, damaged critical infrastructure such as our data storage facilities, financial systems, or manufacturing resource planning and quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.  The disaster recovery and business continuity plans that we have in place, including those of our third-party SaaS service providers, currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event.  We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Furthermore, catastrophic events, such as power loss, natural disasters, terrorism, public health epidemics, and similar unforeseen events beyond our control can adversely affect our employees and our clinical study operations, including forcing us to stop a trial and start over.  Additionally, parties in our supply chain may be operating from single sites, increasing their vulnerability to such events.  If such an event were to affect our employees, our clinical study operations, or our supply chain, it could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock may be highly volatile, which may materially and adversely affect the value of your investment in our Class A common stock.

Although our Class A common stock is listed on The Nasdaq Global Market, an active trading market for our Class A common stock may not be sustained, and you may not be able to sell your shares quickly.

In August 2017, we closed a follow-on underwritten public offering of 3,737,500 shares of our Class A common stock at $31.00 per share.  In November 2017, we entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which we may offer and sell up to $50.0 million of our Class A common stock from time to time in at-the-market transactions.  No shares have been sold under this program.  In July 2018, we closed on a follow-on underwritten public offering of 3,450,000 shares of our Class A common stock at $72.00 per share.  In November 2019, we closed a follow-on underwritten public offering of 2,760,000 shares of our Class A common stock at $183.00 per share. Since our IPO in May 2016 through February 13, 2020, our closing stock price has reached a low of $13.07 and a high of $247.74.

In general, pharmaceutical, biotechnology, and other life sciences company stocks have been highly volatile in the current market.  The volatility of pharmaceutical, biotechnology, and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and stocks often respond to trends and perceptions rather than financial performance.  In particular, the market price of shares of our Class A common stock could be subject to wide fluctuations in response to the following factors:

•	results of clinical trials of our product candidates;
•	the timing of the release of results of and regulatory updates regarding our clinical trials;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	results of clinical trials of our competitors’ products;
•	safety issues with respect to our product candidates or our competitors’ products;
•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;
•	fluctuations in our financial condition and operating results;

•	adverse developments concerning our third-party collaborations and our manufacturers;
•	the termination of a third-party collaboration, significant difficulties with an established collaboration, or the inability to establish additional collaborations;
•	the publication of research reports by securities analysts about us or our competitors or our industry or negative recommendations or withdrawal of research coverage by securities analysts;
•	the inability to obtain adequate product supply for any approved drug product or the inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	the ineffectiveness of our internal controls;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;
•	announced strategic decisions by us or our competitors;
•	changes in legislation or other regulatory developments affecting our product candidates or our industry;
•	fluctuations in the valuation of the pharmaceutical industry and particular companies perceived by investors to be comparable to us;
•	sales of our Class A common stock or Class B common stock by us, our insiders, or our other stockholders;
•	speculation in the press or investment community, including about merger or acquisition activity;
•	announcement or expectation of additional financing efforts;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	changes in accounting principles;
•	terrorist acts, acts of war, or periods of widespread civil unrest;
•	natural disasters such as earthquakes and other calamities;
•	public health epidemics;
•	changes in market conditions for pharmaceutical stocks;
•	changes in general market and economic conditions; and
•	the other factors described in this “Risk Factors” section.

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance.  Any variances that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our Class A common stock to fluctuate significantly.  Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price, particularly companies in the life sciences industry such as us.  This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.  This could have a material, adverse effect on our business, financial condition and results of operations.

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

Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to three votes per share.  As of February 13, 2020, our executive officers and directors, together with their respective affiliates, collectively owned shares representing approximately 94.4% of our total Class B common stock, including shares subject to outstanding options that are exercisable within 60 days of such date, and approximately 16.3% of our total Class A common stock.  Because of the greater number of votes per share attributed to our Class B common stock, our executive officers and directors, together with their respective affiliates, collectively beneficially own shares representing approximately 44.2% of the voting power of our outstanding capital stock.

Accordingly, these stockholders will be able to exert effective control over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions.  The interests of those stockholders may differ from those of other stockholders, and they may vote their shares in a way that is contrary to the way other stockholders vote their shares.  This concentration of ownership could have the effect of entrenching our management or the board of directors, delaying or preventing a change in our control, or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market value of our Class A common stock.  Future transfers by holders of Class B common stock will generally result in those shares converting on a 1 for 1 basis to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term, which may include our executive officers, directors, and affiliates.

A significant portion of our total outstanding shares may be sold, which could cause the market price of our Class A common stock to drop significantly and impede our ability to raise future capital, even if our business is doing well.

As of February 13, 2020, we have 5,317,695 shares of Class B common stock outstanding representing 16.7%  of our outstanding shares of common stock, all of which are currently restricted as a result of securities laws, but may be converted into shares of Class A common stock and sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future.

Additionally, our Seventh Amended and Restated Registration Rights Agreement dated as of November 10, 2010, entered into with certain of our investors in connection with our Series A through H preferred stock financings, provides certain registration rights for 4,558,719 shares of Class B common stock and 1,980,233 shares of Class A common stock as of February 13, 2020.  Once we register these shares, they can be freely sold in the public market.

In addition, as of February 13, 2020, there are approximately 4,940,483 shares subject to outstanding options to purchase, and restricted stock units representing, shares of Class B common stock that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act.  We have registered all shares of Class A common stock or Class B common stock that we issue under our employee benefit plans, including our Second Amended and Restated Long Term Incentive Plan (the LTIP Plan).  Once they are issued in accordance with the terms of the plans, they can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144 and, in the case of Class B common stock, conversion to Class A common stock.

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

We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future.  In addition, the terms of the Amended Restated Loan Agreement preclude, and any future debt agreements may preclude, us from paying dividends.  As a result, we expect that only appreciation of the price of our Class A common stock, if any, will provide a return to holders of our Class A common stock for the foreseeable future.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or Credits, to offset future taxable income or taxes.  For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.  Our existing NOLs or Credits may be subject to substantial limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or Credits could be further limited by Sections 382 and 383 of the Code.  In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code.  Our NOLs or Credits may also be impaired under state law.  Accordingly, we may not be able to utilize a material portion of our NOLs or Credits.  Furthermore, our ability to utilize our NOLs or Credits is conditioned upon our attaining profitability and generating United States federal and state taxable income.  As described above under “Risk Factors—Risks Related to our Financial Condition,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and, therefore, we do not know whether or when we will generate the United States federal or state taxable income necessary to utilize our NOL or credit carryforwards that are subject to limitation by Sections 382 and 383 of the Code.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Plano, Texas, where we lease approximately 122,000 square feet of office space.  We also lease 34,890 square feet of office and laboratory space in Irving, Texas.  Our leases expire in April 2022 with four successive three-month-period renewal options and October 2022 with an option to renew up to six months, respectively.  On October 15, 2019, we entered into a lease agreement with TC Legacy Land Venture, LLC (the 2019 Lease Agreement), to lease a single-tenant and build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years with an option to renew up to ten years.  We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

Stockholders

As of February 13, 2020, there were 289 and 101 stockholders of record of our Class A and Class B common stock, respectively.  In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.  The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our Class A common stock since May 26, 2016, which is the date our shares began trading, through December 31, 2019, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index.  The graph assumes an initial investment of $100 on May 26, 2016, in our Class A common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index.  The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock.  This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		May 26,	December 31
$100 investment in stock or index	Ticker	2016	2017	2018	2019
Reata Pharmaceuticals, Inc.	RETA	$100.00	$256.06	$507.23	$1,848.37
Nasdaq Composite Index	^IXIC	$100.00	$141.03	$135.56	$183.31
Nasdaq Biotechnology Index	^NBI	$100.00	$116.67	$105.79	$131.61

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

Issuer’s Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The selected consolidated financial data set forth below are derived from our audited consolidated financial statements and may not be indicative of future operating results.  The following selected consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report.  The consolidated selected financial data in this section are not intended to replace our consolidated financial statements and the related notes included elsewhere in this Annual Report.  Our historical results are not necessarily indicative of our future results.

	Years Ended December 31
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Collaboration revenue
License and milestone	$25,276	$52,351	$47,103	$49,730	$50,295
Other revenue	1,241	1,238	955	126	24
Total collaboration revenue	26,517	53,589	48,058	49,856	50,319
Expenses
Research and development (1)	128,109	97,288	71,273	39,453	35,141
Reacquired license rights	124,398	—	—	—	—
General and administrative (1)	58,298	32,748	23,260	16,603	13,693
Depreciation	932	431	437	682	1,819
Total expenses	311,737	130,467	94,970	56,738	50,653
Other income (expense), net	(4,942)	(3,642)	(756)	214	32
Loss income before taxes on income	(290,162)	(80,520)	(47,668)	(6,668)	(302)
Provision for taxes on income	8	26	3	(441)	1,148
Net loss	$(290,170)	$(80,546)	$(47,671)	$(6,227)	$(1,450)
Net loss per share—basic and diluted(2)	$(9.54)	$(2.91)	$(1.99)	$(0.31)	$(0.09)
Weighted-average number of common shares used in net loss per share basic and diluted(2)	30,414,203	27,701,783	23,933,309	19,816,635	15,974,974

(1)	Stock-based compensation expense is included in our results of operations as follows:

	Years Ended December 31
	2019	2018	2017	2016	2015
	(in thousands)
Research and development	$8,692	$3,943	$2,409	$1,121	$671
General and administrative	17,689	6,607	4,121	1,246	1,404
	$26,381	$10,550	$6,530	$2,367	$2,075

(2)

See Note 2 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net (loss) income per share of common stock.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Condensed Consolidated Balance Sheet Data
Cash and cash equivalents	$664,324	$337,790	$129,780	$84,732	$42,008
Federal income tax receivable	—	—	—	—	31,926
Working capital	477,262	286,353	85,492	27,652	16,439
Total assets	682,420	345,208	135,337	89,093	78,954
Term loan	155,017	79,219	19,614	—	—
Payable to collaborators (including current portion)	216,862	—	—	—	—
Deferred revenue (including current portion)	9,389	225,721	244,438	291,041	340,771
Accumulated deficit	(710,493)	(420,323)	(337,143)	(289,354)	(283,127)
Total stockholders’ equity (deficit)	$256,857	$15,159	$(146,973)	$(215,048)	$(273,156)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties.  You should review the sections of this Annual Report on Form 10-K captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  Our lead programs are in rare forms of CKD and a rare neurological disease.  We recently announced positive topline data from registrational studies for both of our lead product candidates, bardoxolone in patients with CKD caused by Alport syndrome, and omaveloxolone in patients with a neurological disorder called FA.  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe bardoxolone and omaveloxolone have many potential clinical applications.  We possess exclusive, worldwide rights to develop, manufacture and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications which are licensed to KKC.

Programs in Chronic Kidney Disease

We are developing bardoxolone for the treatment of patients with CKD caused by Alport syndrome, ADPKD, and other rare forms of CKD that, in the aggregate, affect more than 700,000 patients in the United States.

Alport syndrome is a rare, genetic form of CKD caused by mutations in the genes encoding type IV collagen, which is a major structural component of the GBM in the kidney.  Alport syndrome patients experience a progressive worsening of the kidney’s capacity to filter waste products out of the blood that can lead to ESKD and the need for chronic dialysis treatment or a kidney transplant.  Alport syndrome affects both children and adults and, in patients with the most severe forms of the disease, approximately 50% progress to dialysis by age 25, 90% by age 40, and nearly 100% by age 60.  According to the Alport Syndrome Foundation, Alport syndrome affects approximately 30,000 to 60,000 people in the United States.  There are currently no approved therapies to treat CKD caused by Alport syndrome.

In November 2019, we announced that the Phase 3 portion of the CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome met its primary and key secondary Year 1 endpoints.  After 48 weeks of treatment, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean eGFR of 9.50 mL/min/1.73 m2 (p<0.0001).  After 48 weeks of treatment and a four-week withdrawal period, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean retained eGFR of 5.14 mL/min/1.73 m2 (p=0.0012).  After 52 weeks, patients in the placebo arm of CARDINAL lost an average of 6.1 mL/min/1.73 m2.  Based on these positive results, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings this year for marketing approval in the United States.

ADPKD is a rare and serious hereditary form of CKD caused by a genetic defect in PKD1 or PKD2 genes leading to the formation of fluid-filled cysts in the kidneys and other organs.  Cyst growth can cause the kidneys to expand up to five to seven times their normal volume, leading to pain and progressive loss of kidney function.  ADPKD affects both men and women of all racial and ethnic groups and is the leading inheritable cause of kidney failure with an estimated diagnosed population of 140,000 patients in the United States.  Despite current standard of care treatment, an estimated 50% of ADPKD patients progress to ESKD and require dialysis or a kidney transplant by 60 years of age.

In a Phase 2 study called PHOENIX, bardoxolone demonstrated a statistically significant increase from baseline of 9.3 mL/min/1.73 m2 in mean eGFR after 12 weeks of treatment in 31 patients with ADPKD.  Available historical data for 29 of these patients showed an average annual decline in eGFR of 4.8 mL/min/1.73 m2 in the three-year period prior to study entry.  In May 2019, we began enrollment in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial studying the safety and efficacy of bardoxolone in approximately 300 patients with ADPKD. The trial will enroll a broad range of patients from 18 to 70 years old with an eGFR between 30 to 90 mL/min/1.73 m².  The FDA has provided us with written guidance that, in patients with ADPKD, an analysis of retained eGFR demonstrating an improvement versus placebo after one year of bardoxolone treatment may support accelerated approval, and an improvement versus placebo after two years of treatment may support full approval.

Three additional rare forms of CKD were studied in PHOENIX, IgAN, T1D CKD, and FSGS.  In each of these Phase 2 cohorts, bardoxolone demonstrated a statistically significant increase from baseline in mean eGFR after 12 weeks of treatment in patients whose available historical data showed annual declines in eGFR in the three-year period prior to study entry.  We believe that clinical trials similar to the design of the Phase 3 CARDINAL and FALCON trials with a two-year duration and a retained eGFR benefit endpoint after one and two years of treatment may be acceptable for submission of an NDA for these forms of CKD to the FDA.  We plan to pursue each of these rare and serious forms of CKD as commercial indications.

The FDA has granted orphan drug designation to bardoxolone for the treatment of Alport syndrome and ADPKD, and the European Commission has granted orphan drug designation to bardoxolone for the treatment of Alport syndrome.

Programs in Neurological Diseases

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder that is typically diagnosed during adolescence and can ultimately lead to premature death.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation and wheelchair reliance.  Symptoms generally occur in children, with patients requiring a wheelchair by their teens or early 20s.  FA affects approximately 5,000 children and adults in the United States and 22,000 individuals globally.  There are currently no approved therapies to treat FA.

In October 2019, we announced that the registrational part 2 portion of the MOXIe Phase 2 trial of omaveloxolone in patients with FA met its primary endpoint of change in mFARS relative to placebo after 48 weeks of treatment.  Patients treated with omaveloxolone (150 mg/day) demonstrated a statistically significant, placebo-corrected 2.40 point mean improvement (decrease) in mFARS after 48 weeks of treatment (p=0.014).  Omaveloxolone treatment was generally reported to be well-tolerated.  Based on these positive results, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings this year for marketing approval of omaveloxolone for the treatment of FA in the United States.  The FDA and the European Commission have granted orphan drug designation to omaveloxolone for the treatment of FA.

In addition, we have observed compelling activity of omaveloxolone and our other Nrf2 activators in preclinical models of Parkinson’s disease, dementia, epilepsy, Huntington’s disease, and ALS, and we plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more of these diseases.

We are also developing RTA 901 in neurological indications.  RTA 901 is the lead product candidate from our Hsp90 modulator program.  We have observed favorable activity of RTA 901 in a range of preclinical models of neurological disease, including models of diabetic neuropathy, neuroinflammation, and neuropathic pain.  We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 901 administered orally, once-daily in healthy adult volunteers, and no safety or tolerability concerns were reported plan. We plan to continue RTA 901 development activities in neurological diseases such as diabetic neuropathy. We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

Other Clinical Programs

In addition to our lead programs in rare forms of CKD and a rare neurological disease, we are exploring additional clinical and preclinical programs.  Our most advanced program outside of CKD and neurological diseases is the registrational Phase 3 CATALYST study of bardoxolone in PAH caused by CTD-PAH.  CTD-PAH is a rare, serious, and progressive disease that leads to heart failure and death.  CTD-PAH patients are less responsive to existing vasodilator therapies than patients with the more common, I-PAH and have a worse prognosis.

In a Phase 2 clinical trial in patients with PAH called LARIAT, bardoxolone demonstrated a statistically significant, time-averaged increase in mean 6MWD at 16 weeks in CTD-PAH patients compared to baseline. CATALYST is an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in CTD-PAH patients randomized one-to-one to active drug or placebo.  We completed the enrollment of CATALYST and expect to have top-line data in mid-2020. Based on discussions with the FDA, the primary endpoint of CATALYST is the change from baseline in 6MWD compared to placebo after 24 weeks of treatment.  If positive, we believe that the results of CATALYST, together with other data from our development program, may be sufficient to form the basis of an NDA submission to the FDA seeking approval of bardoxolone for the treatment of CTD-PAH.  The FDA has granted orphan drug designation to bardoxolone for the treatment of PAH.

In addition, we are developing RTA 1701, the lead product candidate from our proprietary series of RORγt inhibitors, for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic profile of RTA 1701 in healthy adult volunteers.  No safety or tolerability concerns were reported, and we observed an acceptable pharmacokinetic profile.  We plan to continue development for RTA 1701 in autoimmune, inflammatory, or fibrotic diseases. We retain all rights to our RORγt inhibitors, which are not subject to any existing commercial collaborations.

Collaborations Update

In October 2019, we and AbbVie entered into the Reacquisition Agreement, under which we reacquired the development, manufacturing, and commercialization rights provided in the AbbVie License Agreement and the Collaboration Agreement.  Under the Reacquisition Agreement, the AbbVie License Agreement and the Collaboration Agreement were amended, resulting in AbbVie granting its exclusive sublicenses back to us, such that we reacquired the worldwide rights to bardoxolone, excluding certain Asian countries previously licensed to KKC, and the worldwide rights to omaveloxolone and certain next-generation Nrf2 activators.  By reacquiring our rights, we were relieved from our obligations under the AbbVie License Agreement and the Collaboration Agreement.

In exchange for such rights, we agreed to pay AbbVie $330.0 million, of which $100.0 million was paid as of December 31, 2019, $150.0 million will be payable on June 30, 2020, and $80.0 million will be payable on November 30, 2021.  Additionally, we will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators.

After the $330.0 million has been paid to AbbVie, the licenses granted to AbbVie and the sublicenses granted to us with respect to omaveloxolone and certain next-generation Nrf2 activators will terminate, with all rights reverting to us, and, if (or when) 18 months has elapsed since the execution of the Reacquisition Agreement, the licenses granted to AbbVie and the sublicenses granted to us with respect to bardoxolone will also terminate, with all rights reverting to us.

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KKC, from sales of our securities, and with secured loans.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KKC and reimbursements of expenses under the terms of our agreement with KKC.  We have incurred losses in each year since our inception, other than in 2014.  As of December 31, 2019, we had $664.3 million of cash and cash equivalents and an accumulated deficit of $710.5 million.  We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payments from KKC, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potential commercialization of our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

In November 2019, we closed a follow-on underwritten public offering of 2,760,000 shares of our Class A common stock for gross proceeds of $505.1 million.  We received net proceeds from the offering of $491.9 million, after deducting underwriting discounts and commissions and offering expenses.  We intend to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, advancing the development of bardoxolone and omaveloxolone through clinical trials, preparing to file one or more NDAs, and planning for commercialization of our potential products.

The probability of success for each of our product candidates and clinical programs and our ability to generate product revenue and become profitable depend upon a variety of factors, including the quality of the product candidate, clinical results, investment in the program, competition, manufacturing capability, commercial viability, and our collaborators’ ability to successfully execute our development and commercialization plans.  We will also require additional capital through equity, debt, or royalty financings or collaboration arrangements in order to fund our operations and execute on our business plans, and there is no assurance that such financing or arrangements will be available to us on commercially reasonable terms or at all.  For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in this Annual Report.

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

Our license and milestone revenue have been generated primarily from the KKC Agreement, the AbbVie License Agreement, and the Collaboration Agreement and consists of upfront payments and milestone payments.  License revenue recorded with respect to the KKC Agreement, the AbbVie License Agreement, and the Collaboration Agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, collaboration revenue associated with upfront, non-refundable license payments received under our license and collaboration agreements are deferred and recognized ratably over the expected term of the performance obligations under each agreement.  Under the Reacquisition Agreement, we no longer have performance obligations under the AbbVie License Agreement and the Collaboration Agreement, and the related remaining deferred revenue balance of $191.1 million under the Collaboration Agreement was expensed as reacquired license rights in the fourth quarter of 2019.  As the AbbVie License Agreement was fully recognized in 2017, we only expect to recognize revenue under the KKC Agreement, which extends through 2021.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through December 31, 2019, we have incurred a total of $774.9 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

Research and development costs are expensed as incurred.  Costs for certain development activities such as clinical trials are highly judgmental and are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

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

To date, we have not experienced material changes in our estimates of accrued research and development expenses after a reporting period.  However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Currently, KKC has allowed us to conduct clinical studies of bardoxolone in CTD-PAH and certain rare forms of kidney diseases in Japan and has reimbursed us the majority of the costs for our CARDINAL study in Japan and is paying for the costs of a certain number of patients as the in-country caretaker in our FALCON study in Japan.  We reduced our expenses by $0.5 million, $2.0 million and $0.5 million for KKC’s share of the study costs for the year ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes our research and development expenses incurred during the years ended December 31:

	2019	2018	2017
	(in thousands)
Bardoxolone methyl	$47,994	$43,566	$35,999
Omaveloxolone	23,992	19,277	10,123
RTA 901	1,859	350	1,927
RTA 1701	1,505	2,263	2,942
Other research and development expenses	52,759	31,832	20,282
Total research and development expenses	$128,109	$97,288	$71,273

The program-specific expenses summarized in the table above include costs that we directly allocate to our product candidates.  Our other research and development expenses include research and development salaries, benefits, stock-based compensation and preclinical, research, and discovery costs, which we do not allocate on a program-specific basis.

Acquired License Rights

All acquired license costs that are in-process research and development (the “IPR&D”), which are acquired directly in a transaction other than a business combination and which do not have an alternative future use, are expensed as incurred.

In October 2019, we and AbbVie entered into the Reacquisition Agreement, under which we reacquired the development, manufacturing, and commercialization rights provided in the AbbVie License Agreement and the Collaboration Agreement.  Under the Reacquisition Agreement, the AbbVie License Agreement and the Collaboration Agreement were amended, resulting in AbbVie granting its exclusive sublicenses back to us, such that we reacquired the worldwide rights to bardoxolone, excluding certain Asian countries previously licensed to KKC, and the worldwide rights to omaveloxolone and certain next-generation Nrf2 activators.  By reacquiring our rights, we were relieved from our obligations under the AbbVie License Agreement and the Collaboration Agreement.

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

Other Income (Expense), Net

Other income (expense) includes interest and gains earned on our cash and cash equivalents, interest expense on term loan, amortization of debt issuance costs, imputed interest on long term payables, loss on extinguishment of debt, foreign currency exchange gains and losses, and gains and losses on sales of assets.

Provision for Taxes on Income

Provision for taxes on income consists of net loss, taxed at federal tax rates and adjusted for certain permanent differences.  We maintain a full valuation allowance against our net deferred tax assets.  Changes in this valuation allowance also affect the tax provision.

Results of Operations

Comparison of the Years Ended December 31, 2019, 2018, and 2017

The following table sets forth our results of operations for the years ended December 31:

	2019	Change	2018	Change	2017
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$25,276	(52)%	$52,351	11%	$47,103
Other revenue	1,241	0%	1,238	30%	955
Total collaboration revenue	26,517	(51)%	53,589	12%	48,058
Expenses
Research and development	128,109	32%	97,288	37%	71,273
Reacquired license rights	124,398	100%	—	—	—
General and administrative	58,298	78%	32,748	41%	23,260
Depreciation	932	116%	431	(1)%	437
Total expenses	311,737	139%	130,467	37%	94,970
Other income (expense), net	(4,942)	(36)%	(3,642)	(382)%	(756)
Loss before taxes on income	(290,162)	(260)%	(80,520)	(69)%	(47,668)
Provision for taxes on income	8	(69)%	26	767%	3
Net loss	$(290,170)	(260)%	$(80,546)	(69)%	$(47,671)

Revenue

License and milestone revenue represented approximately 95%, 98%, and 98% of total revenue for the years ended December 31, 2019, 2018, and 2017, respectively, and consisted primarily of the recognition of deferred revenue.  License and milestone revenue decreased by 52% during 2019 compared to 2018, primarily due to additional revenue related to variable consideration that was included in the transaction price under the KKC Agreement and recognized in the prior year period. Since we did not have a similar event in the current period, the revenue decreased by comparison.  Additionally, revenue decreased due to the Reacquisition Agreement in October 2019, which ended our performance obligations under the Collaboration Agreement and resulted in the writing off of the related remaining deferred revenue balance as reacquired license rights expense, after which no further revenue was recognized.  Total revenue expected to be recognized from deferred revenue in 2020 is $4.7 million from the KKC Agreement.

License and milestone revenue increased by 11% during 2018 compared to 2017.  The increase was primarily due to additional revenue of $22.5 million related to the KKC Agreement, offset by the full recognition of deferred revenue for the AbbVie License Agreement in November 2017.

The following table summarizes the sources of our revenue for the years ended December 31:

	2019	2018	2017
	(in thousands)
License and milestone
AbbVie license agreement	$—	$—	$18,420
AbbVie collaboration agreement	20,588	26,647	26,647
KKC agreement	4,688	24,704	1,536
Other	—	1,000	500
Total license and milestone	$25,276	$52,351	$47,103
Other revenue	1,241	1,238	955
Total collaboration revenue	$26,517	$53,589	$48,058

The following table summarizes our expenses, in thousands and as a percentage of total expenses, for the years ended December 31:

Description	2019	% of Total Expenses	2018	% of Total Expenses	2017	% of Total Expenses
Research and development	$128,109	41%	$97,288	75%	$71,273	75%
Reacquired license rights	124,398	40%	—	—	—	—
General and administrative	58,298	19%	32,748	25%	23,260	25%
Depreciation	932	0%	431	0%	437	0%
Total expenses	$311,737		$130,467		$94,970

Research and Development Expenses

Research and development expenses increased by 32% during 2019 compared to 2018.  The increase was primarily due to $16.0 million in increased personnel and equity compensation expenses to support growth of our development activities, $3.8 million in increased medical affairs and other research activities to support our registrational trials, and $9.8 million in increased manufacturing to support product registration and increased clinical expenses for startup activities for FALCON and the extension trials for our registrational programs, which were offset by decreased clinical expenses for fully enrolled and completed studies.

Research and development expenses increased by 37% during 2018 compared to 2017.  The increase was primarily due to an increase in clinical and manufacturing activities, primarily from increases totaling $24.9 million for CARDINAL, PHOENIX, and part 2 of MOXIe, offset by decreases totaling $10.3 million in clinical and manufacturing activities related to REVEAL, MOTOR, and RTA 901, which were completed in 2017.  Additionally, research and development expenses increased by $4.8 million in medical affairs activities in our bardoxolone clinical programs, $4.6 million in personnel and equity compensation expenses to support growth in our development activities, and $1.8 million in additional discovery activities.

Research and development expenses, as a percentage of total expenses, was 41%, 75%, and 75% for 2019, 2018, and 2017, respectively. The decrease in 2019 compared to 2018 was primarily due to the reacquired license rights of $124.4 million incurred during 2019 and to increased general and administrative expenses during related to rent, insurance premiums, and other office expenses.

Reacquired License Rights

Reacquired license rights increased by 100% during 2019 compared to 2018.  The increase was due to the Reacquisition Agreement we entered into with AbbVie in October 2019 to reacquire the development, manufacturing, and commercialization rights provided in the AbbVie License Agreement and the Collaboration Agreement.  For a complete discussion of accounting for reacquired license rights, see Note 3, Collaboration Agreements of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

General and Administrative Expenses

General and administrative expenses increased by 78% during 2019 compared to 2018.  The increase was primarily due to $19.3 million in increased personnel and equity compensation expenses and $5.6 million in increased rent, director and officer insurance premiums, and other office expenses to support growth in our development activities.

General and administrative expenses increased by 41% during 2018 compared to 2017.  The increase was primarily due to $4.3 million in personnel, consulting, and equity compensation expenses to support growth in our development activities, $3.6 million sublicense fees and other expenses from the achievement of the KKC milestone, and $2.2 million in commercial research activities.

General and administrative expenses, as a percentage of total expenses, was 19%, 25%, and 25% for 2019, 2018, and 2017, respectively.  Although general and administrative expenses increased during 2019 as discussed above, as a percentage of total expenses, general and administrative expenses decreased overall in 2019 compared to 2018, primarily due to the reacquired license rights of $124.4 million incurred during 2019.

Other Income (Expense), Net

Other income (expense), net increased by 36% during the 2019 compared to 2018. The increase was primarily due to $5.0 million in additional interest expense that was attributable to borrowing additional amounts under the Term Loans in June 2018 and December 2019, which was offset by $2.7 million in increased interest income earned due to increases in our cash balance from the Term Loans and our follow-on public offering in the fourth quarter of 2019.

Other income (expense), net increased by 382% during the 2018 compared to 2017. The increase was primarily due to $4.7 million in additional interest expense that was attributable to borrowing additional amounts under the Term A Loan in June 2018, which was offset by $2.8 million in increased interest income earned due to increases in our cash balance from the Term A Loan and our follow-on public offering that occurred in July 2018.

Provision (Benefit) for Taxes

Provision (benefit) for taxes on income were immaterial during 2019, 2018, and 2017.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, and secured loans.  To date, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $780.0 million from payments under license and collaboration agreements.  We also obtained $894.7 million in net proceeds from our IPO and follow-on offerings of our Class A common stock and $151.6 million in net proceeds from the Amended Restated Loan Agreement.  We have not generated any revenue from the sale of any products.  As of December 31, 2019, we had available cash and cash equivalents of approximately $664.3 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31:

	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(251,151)	$(83,783)	$(83,256)
Investing activities	(2,673)	(679)	(343)
Financing activities	580,358	292,472	128,647
Net increase in cash and cash equivalents	$326,534	$208,010	$45,048

Operating Activities

Net cash used in operating activities was $251.2 million for the year ended December 31, 2019, consisting primarily of net loss of $290.2 million adjusted for non-cash items including stock-based compensation expense of $26.4 million, depreciation and amortization expense of $2.3 million, and a net increase in operating assets and liabilities of $10.3 million.  The significant items in the change in operating assets that impacted our use of cash in operations include increases in accrued direct research and other current and long-term liabilities of $12.0 million due to activities directly related to our clinical trials and other activities to support our registrational trials, an increase in payables to collaborators of $216.9 million primarily due to the remaining payable due to AbbVie for the reacquisition of development, manufacturing, and commercialization rights, a decrease in accounts payable of $2.1 million due to timing of payments, and a decrease in deferred revenue of $216.3 million.  The decrease in deferred revenue is due to the ratable recognition of approximately $25.2 million in revenue offset by the write off of the $191.1 million deferred revenue balance related to the Collaboration Agreement, after our performance obligations were terminated under the Reacquisition Agreement.

Net cash used in operating activities was $83.8 million for the year ended December 31, 2018, consisting primarily of net loss of $80.5 million adjusted for non-cash items including stock-based compensation expense of $10.6 million, depreciation and amortization expense of $1.2 million, loss on extinguishment of debt of $1.0 million, and a net decrease in operating assets and liabilities of $16.1 million.  The significant items in the change in operating assets and liabilities include an increase of prepaid expenses and other current assets of $1.1 million due to prepayments on trial and other operating expenses and reimbursements due from KKC, an increase in accrued direct research and other current liabilities of $4.4 million due to clinical and manufacturing activities, an increase in accounts payable of $2.0 million due to timing of vendor payment, and a decrease in deferred revenue of $21.4 million.  The decrease in deferred revenue relates to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KKC, which resulted in recognition of $51.4 million of license and milestone revenue, offset by the achievement of regulatory milestone of $30.0 million related to the KKC Agreement, which was recognized as deferred revenue.

Net cash used in operating activities was $83.3 million for the year ended December 31, 2017, consisting primarily of net loss of $47.7 million adjusted for non-cash items including stock-based compensation expense of $6.5 million, depreciation and amortization expense of $0.6 million, and a net decrease in operating assets and liabilities of $42.7 million.  The significant items in the change in operating assets and liabilities include an increase of prepaid expenses and other current assets of $1.3 million due to prepayments on trial and other operating expenses and reimbursements due from KKC, an increase in accrued direct research and other current liabilities of $7.0 million due to clinical trial activities, a decrease in accounts payable of $1.8 million due to timing of vendor payment, and a decrease in deferred revenue of $46.6 million.  The decrease in deferred revenue relates to the timing of upfront payments and ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KKC, resulting in recognition of $46.6 million of license and milestone revenue.

Investing Activities

Net cash used in investing activities was $2.7 million for the year ended December 31, 2019, primarily due to capital expenditures in connection with an expansion of our office space and purchases of property and equipment.

Net cash used in investing activities of $0.7 million and $0.3 million were not significant for the years ended December 31, 2018 and 2017, respectively.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $580.4 million, primarily due to net proceeds of $492.4 million from our follow-on public offering and $75.0 million from the Amended Restated Loan Agreement.

Net cash provided by financing activities for the year ended December 31, 2018 was $292.5 million, primarily due to net proceeds of $232.9 million from our follow-on public offering and $57.7 million from the Restated Loan Agreement.

Net cash provided by financing activities for the year ended December 31, 2017 was $128.6 million, primarily due to net proceeds of $108.5 million from our follow-on public offering and $19.5 million from the Amended Loan Agreement.

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

On November 18, 2019, we closed a follow-on underwritten public offering of 2,760,000 shares of our Class A common stock for gross proceeds of $505.1 million.  Net proceeds to us from the offering were approximately $491.9 million, after deducting underwriting discounts and commissions and offering expenses.

On October 15, 2019, we entered into the 2019 Lease Agreement, relating to the lease of approximately 327,400 square feet of office and laboratory space located in Plano, Texas. The term of the Lease is estimated to commence mid-2022, when construction is completed, and continue for 16 years, with up to 10 years of extension at our option. The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million, which may increase in certain circumstances.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, we will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

On October 9, 2019, we and AbbVie entered into the Reacquisition Agreement pursuant to which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement.  In exchange for such rights, we will pay AbbVie $330.0 million, of which $100.0 million was paid as of December 31, 2019, $150.0 million is payable on June 30, 2020, and $80.0 million is payable on November 30, 2021. We will also pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and an identified list of certain next-generation Nrf2 activators.  The termination of our deferred revenue balance will not have an impact on our cash flow.

In November 2017, we entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated, that established a program pursuant to which it may offer and sell up to $50.0 million of its Class A common stock from time to time in at-the-market transactions.  In November 2019, we suspended the program in connection with the November 2019 equity offering, which remains suspended until we notify Stifel otherwise.  To date, no sales have been made under our at-the-market offering program.

Our longer term liquidity requirements will require us to raise additional capital, such as through additional equity, debt, or royalty financings or collaboration arrangements.  Our future capital requirements will depend on many factors, including the receipt of milestones under our KKC Agreement and the timing of our expenditures related to clinical trials.  We believe our existing cash and cash equivalents will be sufficient to enable us to fund our operations through the end of 2021.  However, we anticipate opportunistically raising additional capital before that time through equity offerings, collaboration or license agreements, additional debt, or royalty financings in order to maintain adequate capital reserves.  In addition, we may choose to raise additional capital at any time for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.  Decisions about the timing or nature of any financing will be based on, among other things, our perception of our liquidity and of the market opportunity to raise equity, debt, or royalty financing.  Additional securities may include common stock, preferred stock, or debt securities.  We may explore strategic collaborations or license arrangements for any of our product candidates.  If we do explore any arrangements, there can be no assurance that any agreement will be reached, and we may determine to cease exploring a potential transaction for any or all of the assets at any time.  If an agreement is reached, there can be no assurance that any such transaction would provide us with a material amount of additional capital resources.

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings, commercial loans, royalty financings, and collaboration or license transactions.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates.  If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock.  If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt could be secured by some or all of our assets.  Any of these events could significantly harm our business, financial condition, and prospects.

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

Contractual Obligations and Commitments

Contractual Obligations

As of December 31, 2019, our contractual obligations were as follows:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(unaudited)
	(in thousands)
Operating lease obligations(1)	$3,649	$7,986	$—	$11,635
Outstanding term loan	—	122,708	32,292	155,000
Payable to collaborators	150,000	80,000	—	230,000
Total contractual obligations	$153,649	$210,694	$32,292	$396,635
(1)

Total minimum future lease payments for the Plano build-to-suit lease has not commenced as of December 31, 2019 are not included in the consolidated financial statement, as we do not yet control of the underlying assets.  The lease is expected to commence mid-2022 with lease initial lease term of 16 years.

Clinical Trials

As of December 31, 2019, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

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

Revenue Recognition

We currently recognize revenue generated primarily from licensing fees received under our collaborative licensing agreements with AbbVie and KKC and reimbursements for expenses from KKC.  The terms of the agreements include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.

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

At contract inception, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

Licenses of intellectual property: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license.  For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by us) is included in the transaction price, which is then allocated to each performance obligation.  Milestone payments that are not within our control, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.  At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and, if necessary, adjust our estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, and other revenues and earnings in the period of adjustment and in future periods through the end of the performance obligation period.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, we have not recognized any royalty revenue resulting from any of its licensing arrangements.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options.  We assess if these options provide a material right to the licensee and, if so, they are accounted for as separate performance obligations.  If we are entitled to additional payments when the customer exercises these options, any additional payments are recorded when the customer obtains control of the goods, which is upon delivery.

For a complete discussion of accounting for collaborative licensing agreements, see Note 3, Collaboration Agreements of Notes of Consolidated Financial Statements contained in this Annual Report on Form 10-K.  Our revenue to date has been generated primarily from licensing fees received under our collaborative licensing agreements with AbbVie and KKC and reimbursements for expenses from KKC.  The terms of the agreements include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.

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

Realization of deferred tax assets is generally dependent upon future earnings, if any, the timing and amount of which are uncertain.  As of December 31, 2019, based on known factors, we cannot conclude that it is more likely than not that the remaining deferred tax assets will be utilized, and we have recorded a valuation allowance to fully offset its deferred tax assets.

We account for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes.  We recognize tax benefit for uncertain tax positions if we believe it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position.  We evaluate uncertain tax positions after consideration of all available information.

Stock-Based Compensation

We measure and recognize compensation expense for all stock option and restricted stock awards based on the estimated fair value of the award on the grant date.  We use the Black-Scholes option pricing model to estimate the fair value of stock option awards.  The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service.  If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award.  Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met.  Use of the Black-Scholes option-pricing model requires management to apply judgment under highly subjective assumptions.  These assumptions include:

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

Stock option and restricted stock awards have been granted or sold at fair value to nonemployees, in connection with research and consulting services provided to us, and to employees, in connection with Stock Purchase and Restriction Agreements.  Equity awards generally vest over terms of four or five years.  For employees, stock-based compensation expense is recorded ratably through the vesting period for each stock option or tranche of restricted stock award.  For option awards with performance conditions, we evaluate the probability of the number of shares that are expected to vest and adjust compensation expense to reflect the number of shares expected to vest and the cumulative vesting period met to date.

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31
	2019	2018	2017
Dividend yield	—%	—%	—%
Volatility	73.73%	72.77%	75.14%
Risk-free interest rate	2.18%	2.79%	2.19%
Expected term of options (in years)	6.23	6.35	6.37
Weighted average grant date fair value	$69.76	$38.14	$25.00

Leases

We determine if an arrangement is a lease at inception.  Lease assets represents our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized at the lease commencement date based on the present value of lease payments over the lease term calculated using its incremental borrowing rate based on the information available at commencement unless the implicit rate is readily determinable.  Lease assets also include upfront lease payments, lease incentives paid, and direct costs incurred and exclude lease incentives received.  The lease term used to calculate the lease assets and related lease liabilities includes the options to extend or terminate the lease when it is reasonably certain that we will exercise those options.  Lease expense for operating leases is recognized on a straight-line basis over the expected lease term as an operating expense while the expense for finance leases is recognized as depreciation expense over the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

We will account for each separate lease component separately from the nonlease components.  The depreciable life of lease assets and leasehold improvements is limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of its exercise.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $664.3 million at December 31, 2019, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act, as amended.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO framework) to evaluate the effectiveness of internal control over financial reporting.  Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2019, based on those criteria.

Attestation Report of the Registered Public Accounting Firm

Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting.

See “Report of Independent Registered Public Accounting Firm” on page F-2 of the audited consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Mr. Wilson, Executive Vice President, Operations, has informed us of his intention to retire and has submitted his resignation effective April 30, 2020.  Mr. Wilson will provide consulting services to us for up to one year at an hourly rate.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that is contained in Part I, Item 1 of this Form 10-K and that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning our equity compensation plan at December 31, 2019, was as follows:

Equity Compensation Plans

The table below discloses information as of December 31, 2019, with respect to our equity compensation plans and outstanding stock options granted pursuant to individual compensation arrangements.

Plan Category	Number of shares of Class B common stock to be Issued on Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Exercise Price of Outstanding Options, Warrants and Rights	Number of securities remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders:	4,073,276	41.64	2,385,592
Equity compensation plans not approved by security holders:	15,673	$38.42	—
Total	4,088,949	$41.24	2,385,592

(1)

Represents 4,023,276 stock options and 50,000 restricted stock units outstanding under the LTIP Plan and 15,673 stock options granted pursuant to individual compensation arrangements.  All outstanding stock options and restricted stock units were granted with respect to shares of our Class B common stock.

(2)

Represents the number of securities remaining available under the LTIP Plan as of December 31, 2019.  On January 1 of each calendar year, the total number of shares of stock reserved and available for issuance shall automatically increase by an amount equal to 4% of the number of shares of common stock (of all classes) outstanding on the immediately preceding December 31, including as outstanding all securities convertible into shares of common stock on an as converted basis.  The compensation committee retains the authority to determine that there will be no increase or a lesser increase in reserved shares for any year.

The remaining information required by Item 12 is incorporated by reference to the relevant information contained under the caption “Security Ownership Of Certain Beneficial Owners And Management” in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

1.1	At-the-Market Equity Offering Sales Agreement, dated November 9, 2017, between Reata Pharmaceuticals, Inc., and Stifel, Nicolaus & Company, Incorporated.	10-Q	001-37785	1.1	11/13/2017

3.1	Thirteenth Amended and Restated Certificate of Incorporation.	S-1	333-208843	3.7	05/16/2016

3.2	Second Amended and Restated Bylaws.	8-K	001-37785	3.1	12/07/2016

4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1	333-208843	4.1	02/08/2016

4.2	Seventh Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated as of November 10, 2010.	S-1	333-208843	4.3	01/04/2016

4.3	Description of Registrant’s Securities.					X

10.1+	Indemnification Agreement by and between the Registrant and Dawn C. Bir dated September 6, 2016.	10-Q	001-37785	10.1	11/14/2016

10.2+	Indemnification Agreement by and between the Registrant and J. Warren Huff, together with a schedule identifying other substantially identical agreements between the Registrant and the persons identified on the schedule and identifying the material differences between each of the agreements and the filed Indemnification Agreement.	S-1	333-208843	10.1	05/20/2016

10.3+	Indemnification Agreement by and between the Registrant and William D. McClellan dated March 1, 2017.	8-K	001-37785	10.1	03/02/2017

10.4+	Amended and Restated Employment Agreement, by and between the Registrant and J. Warren Huff, dated as of June 14, 2017.	S-3	333-218915	10.2	06/23/2017

10.5+	Amended and Restated Employment Agreement, by and between the Registrant and Dawn C. Bir, dated as of June 14, 2017.	S-3	333-218915	10.3	06/23/2017

10.6+	Amended and Restated Employment Agreement, by and between the Registrant and Colin Meyer, dated as of June 14, 2017.	S-3	333-218915	10.4	06/23/2017

10.7+	Amended and Restated Employment Agreement, by and between the Registrant and Jason Wilson, dated as of June 14, 2017.	S-3	333-218915	10.6	06/23/2017

10.8+	Amended and Restated Employment Agreement, by and between the Registrant and Michael D. Wortley, dated as of June 14, 2017.	S-3	333-218915	10.7	06/23/2017

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.9	Lease by and between the Registrant and SDCO Gateway Commerce I & II, Inc., dated as of May 25, 2006, as amended.	S-1	333-208843	10.6	01/04/2016
10.10	Lease Amendment No. 11, effective as of November 9, 2017, between Reata Pharmaceuticals, Inc. and SDCO Gateway Commerce I & II, Inc.	10-Q	001-37785	10.1	11/13/2017

10.11#	Exclusive Patent License Agreement among the Board of Regents of The University of Texas System, The University of Texas M.D. Anderson Cancer Center, and the Trustees of Dartmouth College and the Registrant, dated as of July 15, 2004, as amended.	S-1	333-208843	10.7	01/04/2016

10.12#	Exclusive License Agreement between the Trustees of Dartmouth College and the Registrant, dated as of December 16, 2009, as amended.	S-1	333-208843	10.8	01/04/2016

10.13#	Exclusive License Agreement between the KU Center for Technology Commercialization, Inc. and the Registrant, dated as of September 26, 2014.	S-1	333-208843	10.9	01/04/2016

10.14#	Exclusive License Agreement between the KU Center for Technology Commercialization, Inc. and the Registrant, dated as of September 26, 2014.	S-1	333-208843	10.10	01/04/2016

10.15#	Exclusive License and Supply Agreement between the Registrant and Kyowa Hakko Kirin Co. Ltd., dated as of December 24, 2009.	S-1	333-208843	10.11	01/04/2016

10.16	Supplement to Exclusive License and Supply Agreement between the Registrant and Kyowa Hakko Kirin Co., Ltd., dated as of March 4, 2016.	S-1	333-208843	10.14	03/22/2016

10.17	Second Supplement to Exclusive License and Supply Agreement, by and between the Registrant and Kyowa Hakko Kirin Co., Ltd., dated as of March 21, 2017.	S-3	333-218915	10.1	06/23/2017

10.18#	Third Supplement to Exclusive License and Supply Agreement, dated as of December 6, 2017, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.1	12/07/2017

10.19#	Fourth Supplement to Exclusive License and Supply Agreement, dated as of December 6, 2017, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.2	12/07/2017

10.20#	Fifth Supplement to Exclusive License and Supply Agreement, dated as of August 22, 2019, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.1	08/22/2019

10.21#	Sixth Supplement to Exclusive License and Supply Agreement, dated as of August 22, 2019, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.2	08/22/2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.21#	License Agreement between the Registrant and Abbott Pharmaceuticals PR Ltd., dated as of September 21, 2010.	S-1	333-208843	10.12	02/08/2016
10.22#	Collaboration Agreement between the Registrant and Abbott Pharmaceuticals PR Ltd., dated as of December 9, 2011.	S-1	333-208843	10.13	02/08/2016

10.23	Amended and Restated Loan and Security Agreement, dated as of June 14, 2018, by and among Reata Pharmaceuticals, Inc., as borrower, Oxford Finance LLC, as the collateral agent and a lender, and Silicon Valley Bank, as a lender.	8-K	001-37785	10.1	06/14/2018

10.24	Second Amended and Restated Non-Employee Director Compensation Policy dated as of December 11, 2018.	10-K	001-37785	10.29	02/28/2019

10.25	Notice of Stock Option Grant forms for employees and director/consultants.	10-K	001-37785	10.30	02/28/2019

10.26+	Reata Pharmaceuticals, Inc. Second Amended and Restated Long Term Incentive Plan.	10-Q	001-358762	10.1	05/09/2019

10.27	Stock Option Agreement.	10-Q	001-358762	10.2	05/09/2019

10.28	Notice of Stock option grant for employees and directors/consultants.	10-Q	001-358762	10.3	05/09/2019

10.29	Notice of Stock Option Grant forms for employees and director/consultants.	S-8	333-232009	4.5	06/13/2019

10.30	Indemnification Agreement by and between the Company and Manmeet S. Soni dated August 28, 2019.	10-Q	001-37785	10.1	11/12/2019

10.31	Employment Agreement by and between the Company and Manmeet S. Soni dated August 28, 2019.	10-Q	001-37785	10.2	11/12/2019

10.32	Restricted Stock Unit Agreement.	10-Q	001-37785	10.3	11/12/2019

10.33	Notice of Grant of Restricted Stock Units for employees.	10-Q	001-37785	10.4	11/12/2019

10.34	Amended and Restated License Agreement, dated as of October 9, 2019.	8-K	001-37785	10.1	10/10/2019

10.35	First Amendment to Amended and Restated Loan and Security Agreement, dated as of October 9, 2019.	8-K	001-37785	10.2	10/10/2019

10.36	Lease Agreement, dated as of October 15, 2019.	8-K	001-37785	10.1	10/16/2019

10.37	Expansion Agreement, dated as of October 15, 2019.	8-K	001-37785	10.2	10/16/2019

10.38	Notice of Grant of Restricted Stock Units for employees.					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.39	Gateway Lease Expansion Agreement, dated December 12, 2019.					X

10.40	Denbury Lease Expansion Agreement, dated December 12, 2019.					X

10.41	Third Amended and Restated Non-Employee Director and Compensation Policy dated as of December 11, 2019.					X

21.1	List of Subsidiaries.	S-1	333-208843	21.1	01/04/2016

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document.					X

+	Indicates management contract or compensatory plan.
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

REATA PHARMACEUTICALS, INC.

Date: February 19, 2020	By:	/s/ J. Warren Huff
J. Warren Huff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Warren Huff	President, Chief Executive Officer and Chairman of the Board	February 19, 2020
J. Warren Huff	of Directors (Principal Executive Officer)

/s/ Manmeet S. Soni	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 19, 2020
Manmeet S. Soni

/s/ Elaine Castellanos	Vice President, Chief Accounting Officer (Principal	February 19, 2020
Elaine Castellanos	Accounting Officer)

/s/ James E. Bass	Member of the Board of Directors	February 19, 2020
James E. Bass

/s/ William D. McClellan, Jr.	Member of the Board of Directors	February 19, 2020
William D. McClellan, Jr.

/s/ R. Kent McGaughy, Jr.	Member of the Board of Directors	February 19, 2020
R. Kent McGaughy, Jr.

/s/ Jack B. Nielsen	Member of the Board of Directors	February 19, 2020
Jack B. Nielsen

/s/ William E. Rose	Member of the Board of Directors	February 19, 2020
William E. Rose

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Reata Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Reata Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria).  In our opinion, Reata Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders‘ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 19, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Dallas, Texas

February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Reata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reata Pharmaceuticals, Inc. (the Company) as of December  31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December  31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2020 expressed an unqualified opinion thereon.

Adoption of ASU 2014-09 and ASU 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the Company changed its method of accounting for revenue in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Provision for Unbilled Accrued Direct Research Liabilities
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company bases expense accruals related to clinical trials on estimates of the services performed and expenses incurred, pursuant to contracts with multiple research institutions and contract research organizations (CROs).  As of December 31, 2019, the Company had $23.8 million of Accrued direct research liabilities, of which $17.4 million related to accruals for unbilled research and development expenses. The financial terms of these agreements vary from contract to contract, resulting in uneven billing and payment flows.  At a given financial statement date, the Company accumulates and assesses unbilled research and development costs, inclusive of contract milestones, pass-through costs, and estimates of the total costs of unbilled patient visits for clinical trials.

Auditing management’s accounting for and disclosure of unbilled accrued direct research liabilities was highly judgmental due to lag times in receiving research and development invoices, necessitating the Company to estimate unbilled costs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the unbilled accrued direct research liabilities process.  For example, we tested controls over management’s review of the data inputs used in the estimation of the unbilled accrued direct research liability.

To test the Company’s assumptions and related calculation of accrued direct research liabilities, our audit procedures included, among others, inquiring of management to corroborate our understanding of the inputs and data used to calculate the accrual, including gaining an understanding of the current status and enrollment timelines for each material clinical trial and the current status of other research and development related purchase orders.  For each material clinical study, we confirmed the terms of the agreement in effect as of December 31, 2019 with the CRO, as well as significant inputs contributing to the amount accrued, such as lifetime-to-date patient visit costs and amounts invoiced, and compared them to actual inputs used by the Company to calculate the unbilled liability related to each clinical trial.  In addition, we performed procedures to evaluate the completeness and accuracy of material unbilled accrued direct research liability components and tested cash payments subsequent to December 31, 2019 that could potentially impact the year-end balances. We also performed analytical procedures to evaluate whether appropriate relationships existed between the unbilled accrued direct research liabilities and drug development costs compared to historical trends.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

February 19, 2020

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31
	2019	2018
Assets
Cash and cash equivalents	$664,324	$337,790
Prepaid expenses and other current assets	4,952	4,483
Total current assets	669,276	342,273
Property and equipment, net	2,996	1,445
Other assets	10,148	1,490
Total assets	$682,420	$345,208
Liabilities and stockholders’ equity (deficit)
Accounts payable	$1,908	$4,473
Accrued direct research liabilities	23,774	15,416
Other current liabilities	11,631	4,696
Current portion of payable to collaborators	150,000	—
Current portion of deferred revenue	4,701	31,335
Total current liabilities	192,014	55,920
Other long-term liabilities	6,982	524
Term loan, net of current portion and debt issuance costs	155,017	79,219
Payable to collaborators, net of current portion	66,862	—
Deferred revenue, net of current portion	4,688	194,386
Total noncurrent liabilities	233,549	274,129
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 27,878,550 and 24,000,683 shares at December 31, 2019 and December 31, 2018, respectively	28	24
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 5,318,157 and 5,728,175 shares at December 31, 2019 and December 31, 2018, respectively	5	6
Additional paid-in capital	967,317	435,452
Accumulated deficit	(710,493)	(420,323)
Total stockholders’ equity	256,857	15,159
Total liabilities and stockholders’ equity	$682,420	$345,208

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31
	2019	2018	2017
Collaboration revenue
License and milestone	$25,276	$52,351	$47,103
Other revenue	1,241	1,238	955
Total collaboration revenue	26,517	53,589	48,058
Expenses
Research and development	128,109	97,288	71,273
Reacquired license rights	124,398	—	—
General and administrative	58,298	32,748	23,260
Depreciation	932	431	437
Total expenses	311,737	130,467	94,970
Other income (expense), net	(4,942)	(3,642)	(756)
Loss before taxes on income	(290,162)	(80,520)	(47,668)
Provision for taxes on income	8	26	3
Net loss	$(290,170)	$(80,546)	$(47,671)
Net loss per share—basic and diluted	$(9.54)	$(2.91)	$(1.99)
Weighted-average number of common shares used in net loss per share basic and diluted	30,414,203	27,701,783	23,933,309

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at January 1, 2017	11,687,974	$12	10,656,920	$11	$74,298	$(15)	$(289,354)	$(215,048)
Compensation expense related to stock options	—	—	—	—	6,648	—	(118)	6,530
Exercise of options	—	—	59,112	1	659	—	—	660
Proceeds from payments of shareholder promissory notes	—	—	—	—	37	13	—	50
Public offering of common stock, net of offering costs	3,737,500	3	—	—	108,503	—	—	108,506
Conversion of common stock Class B to Class A	4,549,866	5	(4,549,866)	(5)	—	—	—	—
Net loss	—	—	—	—	—	—	(47,671)	(47,671)
Balance at December 31, 2017	19,975,340	$20	6,166,166	$7	$190,145	$(2)	$(337,143)	$(146,973)
Compensation expense related to stock options	—	—	—	—	10,550	—	—	10,550
Exercise of options	—	—	137,352	—	1,885	—	—	1,885
Proceeds from payments of shareholder promissory notes	—	—	—	—	6	2	—	8
Public offering of common stock, net of offering costs	3,450,000	3	—	—	232,866	—	—	232,869
Conversion of common stock Class B to Class A	575,343	1	(575,343)	(1)	—	—	—	—
Adoption of new accounting guidance	—	—	—	—	—	—	(2,634)	(2,634)
Net loss	—	—	—	—	—	—	(80,546)	(80,546)
Balance at December 31, 2018	24,000,683	$24	5,728,175	$6	$435,452	$—	$(420,323)	$15,159
Compensation expense related to stock options	—	—	—	—	26,381	—	—	26,381
Exercise of options	—	—	707,849	—	13,445	—	—	13,445
Public offering of common stock, net of offering costs	2,760,000	3	—	—	491,932	—	—	491,935
Conversion of common stock Class B to Class A	1,117,867	1	(1,117,867)	(1)	—	—	—	—
Other shareholder transactions	—	—	—	—	107	—	—	107
Net loss	—	—	—	—	—	—	(290,170)	(290,170)
Balance at December 31, 2019	27,878,550	$28	5,318,157	$5	$967,317	$—	$(710,493)	$256,857

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31
	2019	2018	2017
Operating activities
Net loss	$(290,170)	$(80,546)	$(47,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	932	431	437
Amortization of debt issuance costs	1,374	888	138
Stock-based compensation expense	26,381	10,550	6,530
Loss on extinguishment of debt	—	1,007	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(469)	(1,154)	(778)
Other assets	410	20	(519)
Accounts payable	(2,114)	1,955	(1,763)
Accrued direct research and other current and long-term liabilities	11,975	4,417	6,973
Payable to collaborators	216,862	—	—
Deferred revenue	(216,332)	(21,351)	(46,603)
Net cash used in operating activities	(251,151)	(83,783)	(83,256)
Investing activities
Sales/disposals of fixed assets	—	—	1
Purchases of property and equipment	(2,673)	(679)	(344)
Net cash used in investing activities	(2,673)	(679)	(343)
Financing activities
Proceeds from issuance of common stock	492,453	233,496	108,910
Payments on deferred offering costs	(71)	(627)	(404)
Proceeds from long-term debt	75,000	60,000	20,000
Payments on deferred issuance costs	(576)	(2,290)	(524)
Exercise of options	13,445	1,885	660
Other shareholder transactions	107	8	5
Net cash provided by financing activities	580,358	292,472	128,647
Net increase in cash and cash equivalents	326,534	208,010	45,048
Cash and cash equivalents at beginning of year	337,790	129,780	84,732
Cash and cash equivalents at end of period	$664,324	$337,790	$129,780
Supplemental disclosures
Cash paid for interest	$8,207	$4,741	$1,164
Purchases of equipment in accounts payable and other current liabilities	$302	$492	$13
Accrued deferred offering cost	$447	$—	$—
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$9,068	$—	$—

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

1. Description of Business

The Company’s mission is to identify, develop, and commercialize innovative therapies that change patients’ lives for the better.  The Company focuses on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  The Company’s lead programs are in rare forms of chronic kidney disease (CKD) and a rare neurological disease.  The Company recently announced positive topline data from registrational studies for both of its lead product candidates, bardoxolone in patients with CKD caused by Alport syndrome, and omaveloxolone in patients with a neurological disorder called FA.  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, the Company believes bardoxolone and omaveloxolone have many potential clinical applications.  Reata possesses exclusive, worldwide rights to develop, manufacture and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications which are licensed to KKC.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company’s revenue to date has been generated primarily from licensing fees received under its collaborative licensing agreements with AbbVie Inc. (AbbVie) and Kyowa Kirin Co., Ltd. (KKC) and reimbursements for expenses from KKC.  The terms of the agreements include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.

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

For a complete discussion of accounting for collaborative licensing agreements, see Note 3, Collaboration Agreements of Notes of Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

Acquired License Rights

All acquired license and sublicense costs that are in-process research and development (the IPR&D), which were acquired directly in a transaction other than a business combination that does not have an alternative future use are expensed as incurred.  For a complete discussion of accounting for reacquisition of license rights in 2019, see Note 3, Collaboration Agreements.

Research and Development Costs

All research and development costs are expensed as incurred, including costs for drug supplies used in research and development or clinical studies, property and equipment acquired specifically for a finite research and development project, nonrefundable deposits incurred at the initiation of research and development activities.  Research and development costs consist principally of costs related to clinical studies managed directly by the Company and through contract research organizations (CROs), manufacture of clinical drug products for clinical studies, preclinical study costs, discovery research expenses, facilities costs, salaries, and related expenses.

In December 2017, the Company and KKC entered into the Third Supplement to the KKC Agreement, which allows the Company to begin a portion of the registrational CARDINAL trial in Japan, for which KKC has reimbursed costs incurred of $3.0 million as of December 31, 2019.  The Company deemed that this was not a material modification to the KKC Agreement because no payment terms or deliverables were changed.  The Company’s expenses were reduced by $0.5 million, $2.0 million, and $0.5 million for KKC’s share of the study costs for twelve months ended December 31, 2019, 2018, and 2017, respectively.

The Company bases its expense accruals related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on its behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows.  Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.  In accruing costs, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period.  Included within total accrued direct research liabilities is $17.40 million, which was accrued but unbilled, as of December 31, 2019.  If the Company does not identify costs that it has begun to incur or if the Company underestimates or overestimates the level of services performed or the costs of these services, its actual expenses could differ from its estimates.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer equipment	2-5 years
Software	3 years
Laboratory equipment	5-7 years
Office furniture	5 years
Office equipment	5 years
Manufacturing equipment	10 years

Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment or improvement.  Such amortization is included in depreciation and amortization expense in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment.  Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles.  If impairments are identified, assets are written down to their estimated fair value.  The Company has not recognized any impairment charges in 2019, 2018, and 2017.

Patents

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718 Compensation—Stock Compensation (ASC 718).  ASC 718 requires companies to measure and recognize compensation expense for all stock option and restricted stock awards based on the estimated fair value of the award on the grant date.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards.  The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service.  If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award.  Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met.  Use of the Black-Scholes option-pricing model requires management to apply judgment under highly subjective assumptions.  These assumptions include:

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

Stock option and restricted stock awards have been granted or sold at fair value to nonemployees, in connection with research and consulting services provided to the Company, and to employees, in connection with Stock Purchase and Restriction Agreements.  Equity awards generally vest over terms of four or five years.  For employees, stock-based compensation expense is recorded ratably through the vesting period for each stock option or tranche of restricted stock award.  For option awards with performance conditions, the Company evaluates the probability of the number of shares that are expected to vest and adjusts compensation expense to reflect the number of shares expected to vest and the cumulative vesting period met to date.

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

Net Income (Loss) per Share

Basic and diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents.  The Company’s potentially dilutive shares, which include unvested restricted stock units and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.  For periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

The Company accounts for each lease component separately from the nonlease components.  The depreciable life of lease assets and leasehold improvements is limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of its exercise.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expenses for these short-term leases and operating leases are recognized on a straight-line basis over the lease term

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss).  The other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017 were immaterial.

Recent Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Topic 842, amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements.  The new guidance requires a lessee to recognize assets and liabilities for all leases with lease terms of more than 12 months and provide additional disclosures.  Topic 842 requires adoption using a modified retrospective transition approach with either 1) transition provisions at the beginning of the earliest comparative period records its cumulative adjustment to retained earnings at the beginning of the earliest period presented or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption.  We adopted this standard on January 1, 2019 using the cumulative-effect adjustment approach.  We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018.  As a result of implementing Topic 842, the Company recognized an operating lease right-of-use asset of $1.5 million and an operating lease liability of $1.7 million on January 1, 2019, with no impact on its beginning retained earnings, consolidated statements of operations, or cash flows.  See Note 7, Leases, for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) (ASU 2018-18).  This update provides clarification on the interaction between Revenue from Contracts with Customers (Topic 606) and Collaborative Arrangements (Topic 808) including the alignment of unit of account guidance between the two topics.  This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted.  The Company is finalizing the impact of the guidance on its consolidated financial statements and does not anticipate that this guidance will have a material impact.

3. Collaboration Agreements

AbbVie

In September 2010, the Company entered into a license agreement with AbbVie (the AbbVie License Agreement) for an exclusive license to develop and commercialize bardoxolone in the Licensee Territory (as defined in the AbbVie License Agreement), in exchange for nonrefundable up-front license fee of $150.0 million and additional development and commercial milestone payments.  As of December 31, 2019, the Company has received $150.0 million up-front license payment and $150.0 million related to regulatory development milestone payments from AbbVie.

The up-front license fee, milestone payments, and the Company’s participation on joint steering committees were accounted for as a single unit of accounting, and accordingly, revenue was recognized ratably through November 2017, which was the term of the joint steering committees.  The Company began recognizing revenue related to the up-front license fee upon transfer of the license of bardoxolone to AbbVie, which occurred in November 2010 and, accordingly, recognized approximately $0 million, $0 million, and $18.4 million in collaboration revenue during the years ended December 31, 2019, 2018, and 2017, respectively.  As of November 2017, the deferred revenue has been fully recognized.  The agreement was amended in October 2019, see discussion below.

In December 2011, the Company entered into a collaboration agreement with AbbVie (the Collaboration Agreement) to jointly research, develop, and commercialize the Company’s portfolio of second and later generation oral Nrf2 activators.  The terms of the agreement include payment to the Company of a nonrefundable, up-front payment of $400.0 million.  The Company was also participating with AbbVie on joint steering committees.

Revenue was initially being recognized ratably through December 2026, which was the estimated minimum period needed to complete the deliverables under the terms of the Collaboration Agreement.  The agreement was amended in October 2019, see discussion below.  The Company recognized approximately $20.6 million, $26.6 million, and $26.6 million as collaboration revenue during the years ended December 31, 2019, 2018, and 2017, respectively.  As of December 31, 2019 and 2018, the Company recorded deferred revenue totaling approximately $0 million and $211.6 million, respectively, of which approximately $0 million and $26.6 million, respectively, is reflected as the current portion of deferred revenue.

In October 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement), under which the Company reacquired the development, manufacturing, and commercialization rights provided in the AbbVie License Agreement and the Collaboration Agreement.  Under the Reacquisition Agreement, the AbbVie License Agreement and the Collaboration Agreement were amended, resulting in AbbVie granting its exclusive sublicenses back to the Company, such that the Company reacquired the worldwide rights to bardoxolone, excluding certain Asian countries previously licensed to KKC, and the worldwide rights to omaveloxolone and certain next-generation Nrf2 activators.  By reacquiring its rights, the Company was relieved from its performance obligations under the AbbVie License Agreement and the Collaboration Agreement.

In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, of which $100.0 million was paid as of December 31, 2019, $150.0 million will be payable on June 30, 2020, and $80.0 million will be payable on November 30, 2021.  Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators.

After the $330.0 million has been paid to AbbVie, the licenses granted to AbbVie and the sublicenses granted to the Company with respect to omaveloxolone and certain next-generation Nrf2 activators, will be terminated, with all rights reverting to the Company, and, if (or when) 18 months has elapsed since the execution of the Agreement, the licenses granted to AbbVie and the sublicenses granted to the Company with respect to bardoxolone, also will be terminated, with all rights reverting to the Company.

Following the execution of the Reacquisition Agreement, the Company recorded current portion of payable to collaborators of $250.0 million and payable to collaborators, net of current portion of $80.0 million, at its present value of $65.5 million, with the remaining $14.5 million considered as imputed interest, using the effective interest rate of 9.8%, in accordance with ASC 835-30, Interest—Imputation of Interest that will be recognized as interest expense until the payment due date of November 30, 2021.  The Company also recorded reacquired license rights expense of $124.4 million, which included $330.0 million, which was recorded net of the present value discount of $14.5 million, in reacquired costs of licenses rights, which was offset by approximately $191.1 million in deferred revenue balance remaining under the Collaboration Agreement, for which the Company has no further performance obligations.

As of December 31, 2019, the Company paid AbbVie $100.0 million, reducing its current portion of payable to collaborators to $150.0 million, and recognized $1.4 million in interest expense, which increased the payable to collaborators, net of current portion, to $66.9 million.

KKC

In December 2009, the Company entered into the KKC Agreement for an exclusive license to develop and commercialize bardoxolone in the KKC Licensed Territory.  The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $35.0 million and additional development and commercial milestone payments.  As of December 31, 2019, the Company received $45.0 million related to regulatory development milestone payments from KKC and has the potential in the future to achieve another $52.0 million from six regulatory milestones and $140.0 million from four commercial milestones.  The Company also has the potential to achieve tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KKC in the KKC Licensee Territory.  The Company is participating on a joint steering committee with KKC to oversee the development and commercialization activities related to bardoxolone.  Any future milestones and royalties received are subject to mid to lower single digit percent declining tiered commissions to certain consultants as compensation for negotiations of the KKC Agreement.

The up-front payment and regulatory milestones are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2021, which is the estimated minimum period that is needed to complete the deliverables under the terms of the KKC Agreement.

The Company began recognizing revenue related to the up-front payment upon transfer of the license and technical knowledge of bardoxolone to KKC, which occurred in December 2009, and, accordingly, recognized approximately $4.7 million, $24.7 million, and $1.5 million as collaboration revenue during the years ended December 31, 2019, 2018, and 2017, respectively.  As of December 31, 2019 and 2018, the Company recorded deferred revenue totaling approximately $9.4 million and $14.1 million, respectively, of which approximately $4.7 million and $4.7 million respectively, is reflected as the current portion of deferred revenue.

4. Other Income (Expense), Net

	Years Ended December 31
	2019	2018	2017
Other income (expense), net
Investment income	$6,248	$3,541	$701
Interest expense	(11,197)	(6,176)	(1,454)
Loss on extinguishment of debt	—	(1,007)	—
Other income (expense)	7	—	(3)
Total other income (expense), net	$(4,942)	$(3,642)	$(756)

Investment Income

Interest income consists primarily of interest generated from our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest on our borrowing activities under our loan agreements and the imputed interest from amount due to AbbVie under the Reacquisition Agreement.

Loss on extinguishment of debt

In June 2018, the Company borrowed the remaining $60.0 million available under the Restated Loan Agreement and recorded a loss on extinguishment as a result of the debt modification of $1.0 million, which consisted primarily of lender fees and unamortized debt issuance costs.

Other income (expense)

Other income (expense) consists primarily of gains and losses on foreign currency exchange and sales of assets.

5. Term Loan

On March 31, 2017, the Company entered into a loan and security agreement (Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (collectively, the Lenders), under which the Lenders agreed to lend the Company up to $35.0 million, issuable in two separate term loans of $20.0 million (Term A Loan) and $15.0 million (Term B Loan, and together with the Term A Loan, the Term Loans).  On March 31, 2017, the Company borrowed $20.0 million from the Term A Loan.

On November 3, 2017, the Company amended the Loan Agreement (Amended Loan Agreement) and increased the Term B Loan amount to either $20.0 million or $25.0 million, which extended the interest only period from six to twelve months if the Term B Loan is drawn.  The Company paid an amendment fee of $0.3 million on November 8, 2017, upon the execution of the Amended Loan Agreement.

On June 14, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the Restated Loan Agreement). Under the Restated Loan Agreement, the Term A Loan was increased from $20.0 million to $80.0 million and the Term B Loan availability was increased to $45.0 million, which became available on October 14, 2019.  On June 14, 2018, the Company borrowed the remaining $60.0 million available under the Term A Loan and recorded a loss on extinguishment as a result of the debt modification of $1.0 million, which consisted primarily of lender fees and unamortized debt issuance costs.

On October 9, 2019, the Company entered into the First Amendment to Amend and Restated Loan and Security Agreement (the Amended Restated Loan Agreement).  Under the Amended Restated Loan Agreement, the Term B Loan availability was increased from $45.0 million to $75.0 million.  On December 20, 2019, the Company borrowed $75.0 million under the Term B Loan.

All outstanding Term Loans will mature on June 1, 2023.  The Company will make interest-only payments for 36 months through June 1, 2021.  The interest-only payment period will be followed by 24 equal monthly payments of principal and interest payments.  The Term Loans will bear interest at a floating per annum rate calculated as 7.79% plus the greater of the 30-day United States Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or 1.91%, with a minimum rate of 9.7% and maximum rate of 12.29%.

Under the Term A Loan, the Company has the option to prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (a) the aggregate amount of interest that the Company would have paid through the maturity date if prepayment is made on or before the first anniversary of the applicable funding date of the Term Loan, (b) 4.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the first anniversary date and on or before the second anniversary of the applicable funding date, (c) 3.0% of the outstanding principal balance of the applicable Term Loan if prepayment is made after second anniversary date and on or before the third anniversary of the applicable funding date, or (d) 1.5% of the outstanding principal balance of the applicable Term Loan if prepayment is made after the third anniversary date and on or before the fourth anniversary of the applicable funding date.

Under the Term B Loan, the Company will be obligated to pay a prepayment fee equal to (a) 4.0% of the outstanding principal balance of the applicable Term B Loan if prepayment is made on or before the first anniversary of the applicable funding date of the Term Loan, (b) 3.0% of the outstanding principal balance of the applicable Term B Loan if prepayment is made after the first anniversary date and on or before the second anniversary of the applicable funding date, (c) 1.50% of the outstanding principal balance of the applicable Term B Loan if prepayment is made after second anniversary date and on or before the third anniversary of the applicable funding date, and (d) 0.0% of the outstanding principal balance of the applicable Term B Loan if prepayment is made after the third anniversary date of the funding date and prior to the maturity date.

The Company will also be required to make a final exit fee payment of 6.5% of the principal balance of the Term A Loan and 2.0% of the Term B Loan, payable on the earliest of the prepayment of the Term Loans, acceleration of any Term Loan, or at maturity of the Term Loans. The Term Loans have a current effective interest rate of 10.29% before debt issuance costs and final exit fee and 12.17% including debt issuance costs and final exit fee.  The Company is in compliance with all covenants under the Amended Restated Loan Agreement as of December 31, 2019.

The Company may use the proceeds from the Term Loans for working capital and to fund its general business requirements.  The Company’s obligations under the Amended Restated Loan Agreement are secured by substantially all of its current and future assets, including its owned intellectual property.

Term A and B Loan and unamortized issuance cost balance as of December 31(in thousands):

	2019	2018
Principal Amount	$155,000	$80,000
Exit Fee	6,700	5,200
Less unamortized issuance cost	6,683	5,981
Total long-term debt, net of debt issuance cost	$155,017	$79,219

The future principal payments by fiscal year for the Company’s Term A and B Loans:

As of December 31, 2019
(in thousands)
2020	$—
2021	45,208
2022	77,500
2023	32,292
$155,000

6. Property and Equipment

Property and equipment consisted of the following as of December 31(in thousands):

	2019	2018
Computer equipment and software	$3,031	$2,414
Laboratory equipment	5,049	5,025
Office furniture	1,993	1,331
Office and other equipment	418	286
Leasehold improvements	5,656	5,103
Manufacturing equipment	118	—
	16,265	14,159
Less accumulated depreciation and amortization	13,269	12,714
Property and equipment, net	$2,996	$1,445

7. Leases

The Company headquarters is located in Plano, Texas, where it leases approximately 122,000 square feet of office space. The Company leases additional office space located in Irving, Texas, where it leases approximately 34,890 square feet of office and laboratory space.

On December 12, 2019, the Company amended its operating lease agreements for the Irving and Plano offices to extend the lease terms through October 31, 2022 with an option to renew up to six months and through April 30, 2022 with four successive three-month- period renewal options, respectively.

On October 15, 2019, the Company and TC Legacy Land Venture, LLC entered into a lease agreement (the 2019 Lease Agreement) of a single-tenant and build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years.  At the Company’s option, it may renew the lease for two consecutive five-year renewal periods or one ten-year renewal period. The Company does not have control of the space or the construction prior to completion of construction. Therefore, no right-of-use or lease liabilities were recorded in connection with the 2019 Lease Agreement as of December 31, 2019.

At December 31, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 9.6% and 2.8 years, respectively.  During the year ended December 31, 2019, cash paid for amounts included for the measurement of lease liabilities was $2.4 million and the Company recorded operating lease expense of $3.4 million.  The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities on the consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Classification	As of December 31, 2019
		(in thousands)
Non-current right-of-use assets	Other assets	$9,068
Current lease liabilities	Other current liabilities	$3,156
Non-current lease liabilities	Other long-term liabilities	$6,982

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of December 31, 2019
(in thousands)
2020	$3,994
2021	4,142
2022	3,500
Total lease payments	11,636
Less: Imputed interest	1,498
Present value of lease liabilities	$10,138

For the year ended December 31, 2019, 2018, and 2017, the Company recorded total rent expense of approximately $3.4 million, $0.6 million, and $0.5 million respectively.

8. Income Taxes

The provision and benefits for taxes on income are immaterial to the financials as of December 31, 2019, 2018, and 2017.

The following table reconciles the Company’s effective income tax rate from continuing operations to the federal statutory tax rate of 21%:

	2019	2018	2017
U.S. federal income taxes	21%	21%	35%
Stock-based compensation	5	1	—
Change in valuation allowance	(34)	(34)	48
2017 Tax Act	—	—	(111)
Federal and state tax credits	8	12	28
Recorded federal income tax benefit (provision)	0%	0%	0%

The Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), which was signed into law on December 22, 2017, has resulted in significant changes to the United States corporate income tax system.  These changes included a federal statutory rate reduction from 35% to 21% and the elimination or reduction in the deductibility of certain credits and limitations, such as Credits related to designated orphan drugs, net operating losses, interest expense, and executive compensation.  The federal statutory rate reduction took effect on January 1, 2018.  As a result of the reduction of federal corporate income tax rates, the Company recorded a reduction of $53.1 million at December 31, 2017 to its deferred tax assets.  The Company’s deferred tax assets were fully offset by a valuation allowance in 2018 as the

Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized.

Deferred tax assets and liabilities reflect the net effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Deferred revenue	$1,976	$47,432
Net operating loss	96,194	45,011
Federal and state tax credits	54,559	30,739
Intellectual property	67,384	—
Stock-based compensation	7,741	4,072
Other	2,684	641
Deferred tax assets before valuation allowance	230,538	127,895
Less: Valuation allowance	(226,261)	(127,752)
Net deferred income tax assets	4,277	143
Deferred tax liabilities:
Deferred purchase price	(1,972)	—
Right-of-use assets	(1,908)	—
Other	(397)	(143)
Net deferred tax assets (liabilities)	$—	$—

Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences.  The Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized.  Therefore, the Company’s deferred tax assets continue to be fully offset by a valuation allowance in 2019.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.  The valuation allowance increased by $98.5 million and $27.2 million in 2019 and 2018, respectively.

As of December 31, 2019, the Company had federal accumulated net operating losses of approximately $457.2 million of which $0.3 million are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382).  Approximately $120.4 million of the net operating loss carryforwards expire between fiscal years 2023 and 2037.  Under the 2017 Tax Act, the remaining $336.8 million will be carried forward indefinitely but is limited to 80% of our taxable income.

As of December 31, 2019, the Company has federal orphan drug tax credit and federal and state research and development tax credit carryforwards of $45.6 million and $8.9 million, which expire between fiscal years 2024 and 2039.

The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.  The IRS completed an examination of the Company’s United States income tax returns for 2013, 2014, and 2015 and proposed adjustments with respect to certain items that were reported by the Company for the 2013 tax year.  In June 2018, the Company received the Revenue Agent Report from the IRS.  The Company submitted an administrative protest with the IRS, contesting the examination team’s proposed adjustments.  The issue was appealed with the IRS and resolved with no adjustment during the current year.  The IRS has completed an examination of the Company’s U.S. income tax returns for 2009, 2011, 2012, 2013, 2014, and 2015, with no significant adjustments.  All other tax years remain open to federal tax examination.  The Company will classify interest and penalties related to unrecognized tax benefits as part of the income tax provision.

9. Patents

Business intellectual property protection is critical to the Company’s ability to successfully commercialize its product innovations.  The potential for litigation regarding the Company’s intellectual property rights always exists and may be initiated by third parties attempting to abridge the Company’s rights, as well as by the Company in protecting its rights.  There were no patent matters outstanding at December 31, 2019, 2018, or 2017.

10. Licenses

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

Bardoxolone and Nrf2 Activators

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

In July 2012, the Company amended the 2004 CDDO License Agreement, which provides, among other terms, that the Company will pay to the licensors a low single-digit royalty on net sales of certain Nrf2 activator compounds under the Collaboration Agreement, including omaveloxolone, that are claimed in certain patents and patent applications that are wholly owned by or assigned to the Company as identified in the Collaboration Agreement.

In January 2009, the Company filed a patent application claiming the use of bardoxolone and related compounds in treating CKD, endothelial dysfunction, cardiovascular disease, and related disorders.  Several of the original inventors of these compounds at an academic institution were named as co-inventors on this application, along with several company employees.  Consequently, the Company and the academic institution are co-owners of this patent application.  In December 2009, the Company entered into an agreement with the academic institution (the 2009 Method of Use License Agreement) that provides the Company with an exclusive worldwide license to the academic institution’s rights in these applications and any resulting patents.  The Company agreed to pay a limited super-royalty on product sales that occur during the effective term of the original patents (as discussed above), a royalty on product sales that occur after the effective term of the original patents, a sublicense fee, an annual license fee, and various milestone fees.  In February 2019, the Company paid a milestone fee of $0.1 million related to achievement of a milestone under the agreement.

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

11. Convertible Preferred Stock

Under our Tenth Amended and Restated Certificate of Incorporation, The Company has 100,000,000 undesignated shares of convertible preferred stock.  As of December 31, 2019 and 2018, there were no shares of convertible preferred stock issued and outstanding.

12. Stock-Based Compensation

The Second Amended and Restated Long Term Incentive Plan (the LTIP Plan) provides for awards of restricted stock units, both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other incentive awards and rights to purchase shares of the Company’s common stock.  At December 31, 2019, a total of 2,385,592 shares of common stock are available for future grant under the Plan.

Reserved Shares

At December 31, 2019, common stock reserved for issuance is as follows:

Outstanding common stock options under the LTIP Plan	4,023,276
Outstanding common stock options under standalone option agreements	15,673
Issued and unvested restricted stock units under the LTIP Plan	50,000
Common stock available for future grant under the LTIP Plan	2,385,592
Total common shares reserved for future issuance	6,474,541

As of December 31, 2019, 50,000 shares of restricted stock units and options to purchase 4,038,949 shares have been granted and are outstanding under the Plan and standalone option agreements.  Additional detail on stock compensation costs can be found below.

Restricted Stock Units (RSUs)

RSUs, including performance-based awards, were granted to key employees of the Company under the LTIP Plan. The fair value of these RSUs were determined based on the estimated fair value of the Company’s common stock at the date of grant and the vesting is subject to the satisfaction of service requirements or the satisfaction of achieving certain performance targets.

The following table summarizes RSUs as of December 31, 2019, under the LTIP Plan agreements:

	Number Performance Based RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	50,000	72.70
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2019	50,000	$72.70

The Company recognizes stock-based compensation expense for the performance-based awards for awards when achievement of the underlying performance-based targets become probable, which have typically been in the same period as when the targets are achieved.  As of the grant date and December 31, 2019, the fair value of RSUs granted in 2019 is approximately $3.6 million, of which the Company has not recognized any compensation expense.

Stock Options

Stock Options, including serviced-based and performance-based awards, were granted under the LTIP Plan. The Company measures stock awards at fair value on the date of grant.  Stock options granted with service-based vesting conditions are recorded as an expense using the straight-line method.  In the case of performance-based options, we recognize stock-based compensation expense related to these awards when achievement of the underlying research and development performance-based targets become probable, which have typically been in the same period as when the targets are achieved. The Company accounts for forfeitures when they occur.

The following table summarizes time-based and performance-based stock compensation expense reflected in the consolidated statements of operations (in thousands):

	Years Ended December 31
	2019	2018	2017
Research and development	$8,692	$3,943	$2,409
General and administrative	17,689	6,607	4,121
	$26,381	$10,550	$6,530

At December 31, 2019, 50,000 performance-based stock options were both outstanding and unvested, and the total unrecognized stock-based compensation expense related to those awards was $2.3 million.

The following table summarizes stock option activity as of December 31, 2019, and changes during the years ended December 31, 2019, under the LTIP Plan and standalone option agreements:

	Number of Options	Weighted- Average Price
Outstanding at January 1, 2019	3,320,571	$21.20
Granted	1,702,533	69.76
Exercised	(707,849)	18.99
Forfeited	(276,306)	34.42
Outstanding at December 31, 2019	4,038,949	$41.24
Exercisable at December 31, 2019	1,701,135	$25.12

At December 31, 2019, 4,038,949 stock options are fully vested or are expected to vest and have a weighted-average outstanding term of 7.92 years and a weighted-average exercise price of $41.24. Exercisable stock options have a weighted-average outstanding term of 7.01 years.

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

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31
	2019	2018	2017
Dividend yield	—%	—%	—%
Volatility	73.73%	72.77%	75.14%
Risk-free interest rate	2.18%	2.79%	2.19%
Expected term of options (in years)	6.23	6.35	6.37
Weighted average grant date fair value	$69.76	$38.14	$25.00

Expected volatility is based on the Company’s own historical volatility since its IPO and benchmarked public companies during fiscal years 2019, 2018 and 2017.  The risk-free interest rate, ranging from 1.35% to 2.67% during the year ended December 31, 2019, is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.  The expected term of options represents the weighted-average period of time that options granted are expected to be outstanding based on historical data.

The total intrinsic value (the difference between market value and exercise prices of in-the-money options) of all outstanding options at December 31, 2019, 2018, and 2017, was $659.3 million, $115.8 million, and $28.6 million, respectively.  The total intrinsic value of exercisable options at December 31, 2019, 2018, and 2017, was $305.0 million, $56.9 million, and $11.5 million, respectively.  In 2019, 2018, and 2017, 707,849, 137,352, and 59,112 options were exercised, respectively. The total intrinsic value of options exercised was $79.4 million, $4.5 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.  For the year ended December 31, 2019 we received $13.4 million in cash from stock option exercises. As of December 31, 2019, total unrecognized compensation expense of $72.4 million related to equity awards is expected to be recognized over a weighted average of 3.18 years.

13. Commitments and Contingencies

Indemnifications

ASC 460, Guarantees, requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal.  Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2019.

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

14. Net Loss per Share

The computation of basic and diluted net loss income per share attributable to common stockholders of the Company for the years ended December 31 is summarized in the following table:

	2019	2018	2017
Numerator
Net loss (in thousands)	$(290,170)	$(80,546)	$(47,671)
Denominator
Weighted-average number of common shares used in net loss per share – basic	30,414,203	27,701,783	23,933,309
Dilutive potential common shares	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	30,414,203	27,701,783	23,933,309
Net loss per share – basic	$(9.54)	$(2.91)	$(1.99)
Net loss per share – diluted	$(9.54)	$(2.91)	$(1.99)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,088,949, 3,320,571, and 3,251,696 shares for the years ended 2019, 2018, and 2017, respectively.

15. Selected Quarterly Financial Data

The following table contains quarterly financial information for 2019 and 2018.  The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period (in thousands except per share data).

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total collaboration revenue	$7,770	$7,833	$8,242	$2,672
Total expenses (1)	36,322	41,492	46,820	187,103
Total other income (expense)	(600)	(701)	(1,078)	(2,563)
Provision for taxes on income	2	20	38	(52)
Net loss	$(29,154)	$(34,380)	$(39,694)	$(186,942)
Net loss per share – basic and diluted	$(0.98)	$(1.14)	$(1.32)	$(5.91)

(1) Total expenses in the fourth quarter includes $124.4 million for the reacquired license rights from AbbVie.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total collaboration revenue	$32,392	$7,571	$5,175	$8,451
Total expenses	28,136	34,223	34,735	33,373
Total other income (expense)	(174)	(1,553)	(1,266)	(649)
Provision for taxes on income	—	6	9	11
Net income (loss)	$4,082	$(28,211)	$(30,835)	$(25,582)
Net income (loss) per share – basic	$0.16	$(1.08)	$(1.07)	$(0.86)
Net income (loss) per share – diluted	$0.15	$(1.08)	$(1.07)	$(0.86)

16. Subsequent Events

On January 2, 2020, the Company granted an aggregate of 841,765 options to purchase shares of common stock to employees with a grant price of $207.20.