Form 10-Q
period 2020-03-31
REATA PHARMACEUTICALS INC
filed 2020-05-11
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of May 5, 2020, the registrant had 28,167,193 shares of Class A common stock, $0.001 par value per share, and 5,070,178 shares of Class B common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Quarterly Report on Form 10-Q, all statements, other than statements of historical or present facts, including statements regarding our future financial condition, future revenues, projected costs, prospects, business strategy, and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “target,” “project,” “model,” “should,” “would,” “plan,” “expect,” “predict,” “could,” “seek,” “goals,” “potential,”  and similar terms or expressions that concern our expectations, strategy, plans, or intentions.  These forward-looking statements include, but are not limited to, statements about:

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

•	the success of competing therapies that are or may become available;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our ability to maintain and establish collaborators with development, regulatory, and commercialization expertise;
•	our ability to attract and retain key scientific or management personnel;
•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations related to the use of our available cash;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress, and results of future preclinical studies and clinical trials, and our research and development programs;
•	the impact of governmental laws and regulations and regulatory developments in the United States and foreign countries;
•	developments and projections relating to our competitors and our industry;
•	the impact of the coronavirus disease (COVID-19) on our clinical trials and our operations; and
•

other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020 and in this Quarterly Report on Form 10-Q.

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

Abbreviated Term	Defined Term
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
ASU	Accounting Standards Update
Bardoxolone	Bardoxolone methyl
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CKD	Chronic kidney disease
COVID-19	Coronavirus disease
CRO	Contract research organization
CTD-PAH	Pulmonary arterial hypertension associated with connective tissue disease
DSMB	Data safety monitoring board
eGFR	Estimated glomerular filtration rate
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FASB	Financial Accounting Standards Board
FDA	United States Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GFR	Glomerular filtration rate
IgAN	IgA nephropathy
KKC	Kyowa Kirin Co., Ltd.
mFARS	Modified Friedreich’s Ataxia Rating Scale
NDA	New Drug Application
PAH	Pulmonary arterial hypertension
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$624,488	$664,324
Prepaid expenses and other current assets	5,150	4,952
Income tax receivable	22,218	—
Total current assets	651,856	669,276
Property and equipment, net	3,898	2,996
Other assets	8,443	10,148
Total assets	$664,197	$682,420
Liabilities and stockholders’ equity (deficit)
Accounts payable	12,627	1,908
Accrued direct research liabilities	19,906	23,774
Other current liabilities	13,606	11,631
Current portion of payable to collaborators	150,000	150,000
Current portion of deferred revenue	4,701	4,701
Total current liabilities	200,840	192,014
Other long-term liabilities	7,245	6,982
Term loan, net of current portion and debt issuance costs	155,506	155,017
Payable to collaborators, net of current portion	68,440	66,862
Deferred revenue, net of current portion	3,519	4,688
Total noncurrent liabilities	234,710	233,549
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 28,166,652 and 27,878,550 at March 31, 2020 and December 31, 2019, respectively	28	28
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 5,070,271 and 5,318,157 shares at March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	988,046	967,317
Accumulated deficit	(759,432)	(710,493)
Total stockholders’ equity	228,647	256,857
Total liabilities and stockholders’ equity	$664,197	$682,420

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31
	2020	2019
Collaboration revenue
License and milestone	$1,169	$7,726
Other revenue	184	44
Total collaboration revenue	1,353	7,770
Expenses
Research and development	47,653	26,114
General and administrative	20,787	10,038
Depreciation	278	170
Total expenses	68,718	36,322
Other income (expense), net	(3,814)	(600)
Loss before taxes on income	(71,179)	(29,152)
(Benefit from) provision for taxes on income	(22,240)	2
Net loss	$(48,939)	$(29,154)
Net loss per share—basic and diluted	$(1.47)	$(0.98)
Weighted-average number of common shares used in net loss per share basic and diluted	33,222,085	29,830,114

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

	Three Months Ended March 31, 2020
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2019	27,878,550	$28	5,318,157	$5	$967,317	$(710,493)	$256,857
Net loss	—	—	—	—	—	(48,939)	(48,939)
Compensation expense related to stock options	—	—	—	—	19,307	—	19,307
Exercise of options	—	—	40,216	—	1,422	—	1,422
Conversion of common stock Class B to Class A	288,102	—	(288,102)	—	—	—	—
Balance at March 31, 2020	28,166,652	$28	5,070,271	$5	$988,046	$(759,432)	$228,647

	Three Months Ended March 31, 2019
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2018	24,000,683	$24	5,728,175	$6	$435,452	$(420,323)	$15,159
Net loss	—	—	—	—	—	(29,154)	(29,154)
Compensation expense related to stock options	—	—	—	—	4,227	—	4,227
Exercise of options	—	—	314,285	—	5,051	—	5,051
Conversion of common stock Class B to Class A	402,794	—	(402,794)	—	—	—	—
Other shareholder transactions	—	—	—	—	107	—	107
Balance at March 31, 2019	24,403,477	$24	5,639,666	$6	$444,837	$(449,477)	$(4,610)

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31
	2020	2019
Operating activities
Net loss	$(48,939)	$(29,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	278	170
Amortization of debt issuance costs and implied interest	489	339
Stock-based compensation expense	19,307	4,227
Changes in operating assets and liabilities:
Income tax receivable	(22,218)	—
Prepaid expenses and other current assets	(198)	67
Other assets	1,007	6
Accounts payable	10,668	(522)
Accrued direct research, other current, and long-term liabilities	(1,976)	3,861
Payable to collaborators	1,578	—
Deferred revenue	(1,169)	(7,726)
Net cash used in operating activities	(41,173)	(28,732)
Investing activities
Purchases of property and equipment	(85)	(1,160)
Net cash used in investing activities	(85)	(1,160)
Financing activities
Exercise of options	1,422	5,051
Other shareholder transactions	—	107
Net cash provided by financing activities	1,422	5,158
Net decrease in cash and cash equivalents	(39,836)	(24,734)
Cash and cash equivalents at beginning of year	664,324	337,790
Cash and cash equivalents at end of period	$624,488	$313,056
Supplemental disclosures
Cash paid for interest	$3,174	$2,052
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$9,636
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$1,398	$750

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

The Company’s mission is to identify, develop, and commercialize innovative therapies that change patients’ lives for the better.  The Company focuses on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  The Company’s lead programs are in rare forms of chronic kidney disease (CKD) and a rare neurological disease.  The Company announced positive topline data from registrational studies for both of its lead product candidates, bardoxolone methyl (bardoxolone) in patients with CKD caused by Alport syndrome, and omaveloxolone in patients with a neurological disorder called Friedreich’s ataxia (FA).  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, the Company believes bardoxolone and omaveloxolone have many potential clinical applications.  Reata possesses exclusive, worldwide rights to develop, manufacture and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (KKC).

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Topic 842, amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new guidance requires a lessee to recognize assets and liabilities for all leases with lease terms of more than 12 months and provide additional disclosures. Topic 842 requires adoption using a modified retrospective transition approach with either 1) transition provisions at the beginning of the earliest comparative period with its cumulative adjustment recognized to retained earnings at the beginning of the earliest period presented or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption.  We adopted this standard on January 1, 2019, using the cumulative-effect adjustment approach. We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) (ASU 2018-18).  This update provides clarification on the interaction between Revenue from Contracts with Customers (Topic 606) and Collaborative Arrangements (Topic 808) including the alignment of unit of account guidance between the two topics.  This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted.  The Company adopted this standard on January 1, 2020 and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosure.

3. Collaboration Agreements

AbbVie

In September 2010, the Company entered into a license agreement with AbbVie Inc. (AbbVie) (the AbbVie License Agreement) for an exclusive license to develop and commercialize bardoxolone in the Licensee Territory (as defined in the AbbVie License Agreement).

In December 2011, the Company entered into a collaboration agreement with AbbVie (the AbbVie Collaboration Agreement) to jointly research, develop, and commercialize the Company’s portfolio of second and later generation oral Nrf2 activators.

On October 9, 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement, and the AbbVie Collaboration Agreement.  In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, of which $100.0 million was paid as of December 31, 2019, $150.0 million will be payable on June 30, 2020, and $80.0 million will be payable on November 30, 2021.  Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators. The Company recognized interest expense related to the Reacquisition Agreement of approximately $1.6 million and $0 million, during the three months ended March 31, 2020 and 2019, respectively, and has a current portion of payable to collaborators of $150.0 million and payable to collaborators, net of current portion, of $80.0 million, at its present value of $68.4 million as of March 31, 2020.

The execution of the Reacquisition Agreement ended our performance obligations under the AbbVie Collaboration Agreement and included the write off of the related deferred revenue balance.  Accordingly, the Company recognized revenue related to the AbbVie Collaboration Agreement totaling approximately $0 million, and $6.6 million, during the three months ended March 31, 2020 and 2019, respectively, and had a deferred revenue balance of $0 million as of March 31, 2020.

KKC

In December 2009, the Company entered into an exclusive license with KKC (the KKC Agreement) to develop and commercialize bardoxolone in the licensed territory.  The Company received a nonrefundable, up-front license fee of $35.0 million in 2009 and regulatory milestones totaling $45.0 million in 2010, 2012, and 2018 and could receive additional regulatory milestones of $52.0 million and commercial milestones of $140.0 million, as well as tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KKC in the licensed territory.

The up-front payment and regulatory milestones are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2021, which is the estimated minimum period that is needed to complete the deliverables under the terms of the KKC Agreement.  The Company began recognizing revenue related to the up-front payment upon execution of the KKC Agreement. During each of the three months ended March 31, 2020 and 2019, the Company recognized approximately $1.2 million as collaboration revenue.  As of March 31, 2020, the Company recorded deferred revenue totaling approximately $8.2 million of which approximately $4.7 million is reflected as the current portion of deferred revenue.

4. Other Income (Expense), Net

	Three Months Ended
	March 31
	2020	2019
Other income (expense), net
Investment income	$2,055	$1,797
Interest expense	(5,869)	(2,397)
Total other income (expense), net	$(3,814)	$(600)

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

5. Term Loan

On October 9, 2019, the Company entered into the First Amendment to Amended and Restated Loan and Security Agreement (the Amended Restated Loan Agreement).  Under the Amended Restated Loan Agreement, the Term B Loan availability was increased from $45.0 million to $75.0 million (collectively with the Term A Loan, the Term Loans).  On December 20, 2019, the Company borrowed $75.0 million under the Term B Loan.

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

Under the Term A Loan, the Company has the option to prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (a) the aggregate amount of interest that the Company would have paid through the maturity date if prepayment is made on or before the first anniversary of the funding date of the Term A Loan, (b) 4.0% of the outstanding principal balance of the Term A Loan if prepayment is made after the first anniversary date and on or before the second anniversary of the funding date of the Term A Loan, (c) 3.0% of the outstanding principal balance of the Term A Loan if prepayment is made after second anniversary date and on or before the third anniversary of the funding date of the Term A Loan, or (d) 1.5% of the outstanding principal balance of the Term A Loan if prepayment is made after the third anniversary date and on or before the fourth anniversary of the funding date of the Term A Loan.

Under the Term B Loan, the Company will be obligated to pay a prepayment fee equal to (a) 4.0% of the outstanding principal balance of the Term B Loan if prepayment is made on or before the first anniversary of the funding date of the Term B Loan, (b) 3.0% of the outstanding principal balance of the Term B Loan if prepayment is made after the first anniversary date and on or before the second anniversary of the funding date of the Term B Loan, (c) 1.5% of the outstanding principal balance of the Term B Loan if prepayment is made after second anniversary date and on or before the third anniversary of the funding date of the Term B Loan, and (d) 0.0% of the outstanding principal balance of the Term B Loan if prepayment is made after the third anniversary date of the funding date of the Term B Loan and prior to the maturity date of the Term B Loan.

  The Company will also be required to make a final exit fee payment of 6.5% of the principal balance of the Term A Loan and 2.0% of the Term B Loan, payable on the earliest of the prepayment of the Term Loans, acceleration of any Term Loan, or at maturity of the Term Loans.  As of March 31, 2020, the Term Loans have current effective interest rates of 10.29% excluding debt issuance costs and final exit fee and 12.17% including debt issuance costs and final exit fee.  The Company is in compliance with all covenants under the Amended Restated Loan Agreement as of March 31, 2020.

The Company may use the proceeds from the Term Loans for working capital and to fund its general business requirements.  The Company’s obligations under the Restated Loan Agreement are secured by substantially all of its current and future assets, including its owned intellectual property.

The Term Loans and unamortized issuance cost balance are as follows:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Principal Amount	155,000	155,000
Exit Fee	6,700	6,700
Less unamortized issuance cost	6,194	6,683
Total long-term debt, net of debt issuance cost	$155,506	$155,017

The future principal payments by fiscal year for the Company’s Term Loans:

As of March 31, 2020
(in thousands)
2020 (remaining nine months)	$—
2021	45,208
2022	77,500
2023	32,292
$155,000

6. Leases

The Company’s headquarters are located in Plano, Texas, where it leases approximately 122,000 square feet of office space.  The Company leases additional office and laboratory space of approximately 34,890 square feet located in Irving, Texas. The lease terms for the Irving and Plano offices extend through October 31, 2022 with an option to renew up to six months and through April 30, 2022 with four successive three-month-period renewal options, respectively.

The Company has an additional lease of a single-tenant and build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years.  The Company entered into the lease agreement on October 15, 2019 (the Lease Agreement), and at the Company’s option, it may renew the lease for two consecutive five-year renewal periods or one ten-year renewal period.  The Company does not have control of the space or the construction prior to completion of construction.  Therefore, no right-of-use or lease liabilities were recorded in connection with the Lease Agreement as of March 31, 2020.  Per the Lease Agreement, the landlord will fund the Company's leasehold improvements up to $25.6 million, of which the Company has recorded a leasehold incentive obligation of approximately $1.1 million as other long-term liabilities as of March 31, 2020.

At March 31, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 9.6% and 2.6 years, respectively.  During the three months ended March 31, 2020, cash paid for amounts included for the measurement of lease liabilities was $0.9 million. During the three months ended March 31, 2020 the Company recorded operating lease expense of $0.9 million.  The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities in the consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Classification	As of March 31, 2020
		(in thousands)
Non-current right-of-use assets	Other assets	$8,369
Current lease liabilities	Other current liabilities	3,367
Non-current lease liabilities	Other long-term liabilities	6,107

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of March 31, 2020
(in thousands)
2020 (remaining nine months)	$3,093
2021	4,142
2022	3,500
Total lease payments	10,735
Less: Imputed interest	(1,261)
Present value of lease liabilities	$9,474

7. Income Taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and to provide assistance to individuals, families, and businesses affected by COVID-19.  Accordingly, under its provisions, for the three months ended March 31, 2020, the Company recognized a tax benefit and receivable of $22.1 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund.

For the three months ended March 31, 2020, the Company’s effective tax rate was a benefit of 31.3% compared to 0.0% for the three months ended March 31, 2019.  The Company’s effective tax rate for the three months ended March 31, 2020 varies with the statutory rate primarily due to the favorable impact associated with the CARES Act and the changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  The Company’s deferred tax assets have been fully offset by a valuation allowance at March 31, 2020, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

8. Stock-Based Compensation

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations:

	Three Months Ended March 31
	2020	2019
	(in thousands)
Research and development	$11,516	$1,691
General and administrative	7,791	2,536
	$19,307	$4,227

Restricted Stock Units (RSUs)

The following table summarizes RSUs as of March 31, 2020, under the Second Amended and Restated Long Term Incentive Plan (LTIP Plan) agreement and standalone option agreements:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	50,000	72.70
Granted	14,651	208.94
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2020	64,651	103.57

As of March 31, 2020, the performance targets for the performance-based RSUs have not been met. Accordingly, the fair value related to these performance-based RSUs of approximately $3.6 million has not been recognized. During the quarter ended March 31, 2020, the Company recognized $0.1 million in compensation expense related to time-based RSUs.

Stock Options

The following table summarizes stock option activity as of March 31, 2020, and changes during the three months ended March 31, 2020, under the LTIP and standalone option agreements:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2020	4,038,949	41.24
Granted	913,516	207.52
Exercised	(40,216)	35.09
Forfeited	(50,824)	115.72
Outstanding at March 31, 2020	4,861,425	71.76
Exercisable at March 31, 2020	1,975,609	29.73

At March 31, 2020, the performance targets for the performance-based stock options have not been met.  Accordingly, the fair value related to these performance-based stock options of approximately $36.1 million has not been recognized. The Company recorded an additional $5.1 million in research and development compensation expense related to accelerated vesting of stock options, as a result of the death of an executive in February 2020.

The total intrinsic value of all outstanding options and exercisable options at March 31, 2020 was $412.8 million and $228.3 million, respectively.

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31
	2020	2019
	(in thousands, except share and per share data)
Numerator
Net loss	$(48,939)	$(29,154)
Denominator
Weighted-average number of common shares used in net loss per share – basic	33,222,085	29,830,114
Dilutive potential common shares	—	—
Weighted-average number of common shares used in net loss per share – diluted	33,222,085	29,830,114
Net loss per share – basic	$(1.47)	$(0.98)
Net loss per share – diluted	$(1.47)	$(0.98)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,861,425 and 3,780,764 shares for the three months ended March 31, 2020 and 2019, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  Our lead programs are in rare forms of chronic kidney disease (CKD) and a rare neurological disease.  We have announced positive topline data from registrational studies for both of our lead product candidates, bardoxolone methyl (bardoxolone) in patients with CKD caused by Alport syndrome and omaveloxolone in patients with a neurological disorder called Friedreich’s ataxia (FA).  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe bardoxolone and omaveloxolone have many potential clinical applications.  We possess exclusive, worldwide rights to develop, manufacture, and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to KKC.

First Quarter 2020 Key Developments

COVID-19 Risk Mitigation

In the first quarter of 2020, coronavirus disease (COVID-19) emerged as a pandemic with serious public health implications and the potential to disrupt business operations worldwide. As this risk became evident on a global scale, we undertook a series of measures to protect the health and safety of patients and health care workers involved in ongoing clinical studies of our investigational medicines, as well as our employees and collaborators.

We conduct clinical studies in many countries around the world that are being impacted by the COVID-19 pandemic.  Regulatory agencies, governments, and health care providers have implemented restrictive measures designed to reduce potential exposure to the virus, particularly for patients at increased risk of severe illness.  For each clinical development program, we are working with health care providers to implement changes that mitigate risk to patients; comply with regulatory, institutional, and government guidance; and maintain the integrity of our ongoing clinical studies.

CATALYST and RANGER Trials Closed

In addition to our lead programs in rare forms of CKD and a rare neurological disease, we are exploring additional clinical and preclinical programs.  In pulmonary disease, we have been conducting the Phase 3 CATALYST study of bardoxolone in pulmonary arterial hypertension (PAH) caused by connective tissue disease (CTD-PAH).  In March 2020, we announced that the CATALYST study was stopped in consideration of the risk of severe, adverse outcomes associated with COVID-19 among patients with respiratory and autoimmune diseases, and after consultation with the study’s Data Safety Monitoring Board (DSMB).  CTD-PAH is a rare, serious, and progressive disease that leads to heart failure and death.  We concluded that continued exposure of these high-risk patients to clinic or in-person visits at this time presented an unacceptable risk to their health.

An initial review of CATALYST safety data conducted by the DSMB and provided to us suggests that bardoxolone was well-tolerated, with fewer patients discontinuing in the bardoxolone arm compared to the placebo arm.  There were no deaths in the bardoxolone arm, and fewer patients reported serious adverse events (SAEs) in the bardoxolone arm compared to the placebo arm.  While no futility analyses have been performed, an initial review of available efficacy data provided by the DSMB suggests that the study is unlikely to meet the primary endpoint of improvement in six-minute walk distance compared to placebo at Week 24.  After the data are formally analyzed, we will provide safety and efficacy data for CATALYST at a future medical meeting. Concomitant with the close of CATALYST, we also closed RANGER, the open-label extension study of bardoxolone in patients with PAH.

CARDINAL and EAGLE Trials Adapted for Continuity

The Phase 3 CARDINAL trial of bardoxolone in patients with CKD caused by Alport syndrome is fully enrolled and ongoing.  We have implemented the use of at-home visits as an alternative to in-clinic visits when necessary to collect blood draws and to assess patient safety.  We also arranged for home delivery of the study drug to patients.  At this time, we do not believe that the COVID-19 pandemic will have a significant impact on our ability to complete the study or execute on the planned New Drug Application (NDA) submission for CARDINAL.  Patients who participated in the CARDINAL study are eligible to enroll in an open-label extension study known as EAGLE.  We are implementing procedures for the conduct of EAGLE that are similar to those being used in CARDINAL to ensure continued access to bardoxolone and appropriate safety monitoring.

FALCON Trial Enrollment Temporarily Paused

We have temporarily paused enrollment of new patients in the Phase 3 FALCON trial of bardoxolone in patients with autosomal dominant polycystic kidney disease (ADPKD).  Patients already enrolled in FALCON will continue in the study.  We are implementing procedures for the conduct of FALCON that are similar to those being used in CARDINAL to ensure continued access to study drug and appropriate safety monitoring.  Patient screening and enrollment will resume as soon as the situation permits.

MOXIe Extension Study Advanced with Modifications

The MOXIe Part 2 trial of omaveloxolone in patients with FA was completed prior to the onset of the COVID-19 pandemic.  At this time, we do not believe that COVID-19 will have a significant impact on our ability to execute on the planned NDA submission for omaveloxolone in FA.  Patients who participated in MOXIe Part 1 or 2 were eligible to enroll in an open-label extension portion of the study.  We are implementing procedures for the conduct of the MOXIe extension study that are similar to those being used in our other ongoing studies to ensure continued access to omaveloxolone and appropriate safety monitoring.

Adjustments to Business Operations

In accordance with recommendations from local, state, and national health authorities, we have implemented work-from-home measures and additional safety protocols to protect employees and the broader community and to ensure business continuity.  We have restricted on-site staff to only those required to execute their job responsibilities and limited the number of staff working in our research and development laboratory.  We have suspended all in-person meetings and international travel, and sharply limited travel within the United States.  We have also suspended attendance at medical congresses, conferences, and other large events.  We will continue to monitor this dynamic situation closely and will take additional measures as required to preserve the safety of our employees and broader community.

Background: Our Programs

The following chart outlines each of our programs by indication and phase:

In addition, KKC, our strategic collaborator in CKD, is currently conducting its registrational trial of bardoxolone in diabetic (type 1 and 2) CKD in Japan.  KKC completed patient enrollment in this trial in June 2019 and expects to have topline data in the first half of 2022.

Programs in CKD

We are developing bardoxolone for the treatment of patients with certain rare forms of CKD.  CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood, called the glomerular filtration rate (GFR). When GFR gets too low, patients develop end-stage kidney disease (ESKD) and require dialysis or a kidney transplant to survive.  Dialysis leads to a reduced quality of life and increases the likelihood of serious and life-threatening complications.  The five-year survival rate for hemodialysis patients is only approximately 42%.

Estimated glomerular filtration rate (eGFR) is an estimate of GFR that nephrologists use to track the decline in kidney function and progression of CKD.  In 11 separate CKD clinical trials, bardoxolone has been shown to improve eGFR in patients with diverse etiologies of CKD.  We believe that bardoxolone treatment has the potential to delay or prevent GFR declines that cause the need for dialysis or a transplant in patients with Alport syndrome, ADPKD, and other rare forms of CKD.

Bardoxolone in CKD Caused by Alport Syndrome

We are developing bardoxolone for the treatment of patients with CKD caused by Alport syndrome, ADPKD, and other rare forms of CKD that, in the aggregate, affect more than 700,000 patients in the United States.

Alport syndrome is a rare, genetic form of CKD caused by mutations in the genes encoding type IV collagen, which is a major structural component of the glomerular basement membrane in the kidney.  The kidneys of patients with Alport syndrome progressively lose the capacity to filter waste products out of the blood, which can lead to ESKD and the need for chronic dialysis treatment or a kidney transplant.  Alport syndrome affects both children and adults.  In patients with the most severe forms of the disease, approximately 50% progress to dialysis by age 25, 90% by age 40, and nearly 100% by age 60.  According to the Alport Syndrome Foundation, Alport syndrome affects approximately 30,000 to 60,000 people in the United States.  There are currently no approved therapies to treat CKD caused by Alport syndrome.

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

Bardoxolone in ADPKD

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

In a Phase 2 study called PHOENIX, bardoxolone demonstrated a statistically significant increase from baseline in mean eGFR of 9.3 mL/min/1.73 m2 after 12 weeks of treatment in 31 patients with ADPKD.  Available historical data for 29 of these patients showed an average annual decline in eGFR of 4.8 mL/min/1.73 m2 in the three-year period prior to study entry.  The United States Food and Drug Administration (FDA) has provided us with written guidance that, in patients with ADPKD, an analysis of retained eGFR demonstrating an improvement versus placebo after one year of bardoxolone treatment may support accelerated approval, and an improvement versus placebo after two years of treatment may support full approval.  In May 2019, we began enrollment in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial studying the safety and efficacy of bardoxolone in approximately 300 patients with ADPKD.  In March of 2020, we announced that enrollment of new patients was temporarily paused due to safety concerns related to the COVID-19 global pandemic.  The trial will enroll a broad range of patients from 18 to 70 years old with an eGFR between 30 to 90 mL/min/1.73 m².

Bardoxolone in Other Rare Forms of CKD

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

Historical Development of Bardoxolone

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

Programs in Neurological Diseases

Omaveloxolone in FA

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder that is typically diagnosed during adolescence and typically leads to premature death.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation and wheelchair reliance.  Symptoms generally occur in children, with patients requiring a wheelchair by their teens or early 20s.  FA affects approximately 5,000 children and adults in the United States and 22,000 individuals globally.  There are currently no approved therapies to treat FA.

In October 2019, we announced that the registrational part 2 portion of the MOXIe Phase 2 trial of omaveloxolone in patients with FA met its primary endpoint of change in the modified Friedreich’s Ataxia Rating Scale (mFARS) relative to placebo after 48 weeks of treatment.  Patients treated with omaveloxolone (150 mg/day) demonstrated a statistically significant, placebo-corrected 2.40 point mean improvement (decrease) in mFARS after 48 weeks of treatment (p=0.014).  Patients treated with omaveloxolone demonstrated improvement in every subcategory measured under mFARS.  Omaveloxolone treatment was generally reported to be well-tolerated.  Based on these positive results, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings this year for marketing approval of omaveloxolone for the treatment of FA in the

United States.  The FDA and the European Commission have granted orphan drug designation to omaveloxolone for the treatment of FA.

Omaveloxolone in Other Potential Indications

In addition, we have observed compelling activity of omaveloxolone and our other Nrf2 activators in preclinical models of Parkinson’s disease, dementia, epilepsy, Huntington’s disease, and amyotrophic lateral sclerosis (ALS), and we plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more of these diseases.

RTA 901 in Neurodegeneration and Neuroprotection Diseases

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

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials. We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KKC, from sales of our securities, and with secured loans. We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KKC and reimbursements of expenses under the terms of our agreement with KKC. We have incurred losses in each year since our inception, other than in 2014. As of March 31, 2020, we had $624.5 million of cash and cash equivalents and an accumulated deficit of $759.4 million. We continue to incur significant research and development and other expenses related to our ongoing operations. Despite contractual product development commitments and the potential to receive future payments from KKC, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potential commercialization of our product candidates. If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales. Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Our license and milestone revenue has been generated primarily from the KKC Agreement, the AbbVie License Agreement, and the AbbVie Collaboration Agreement and consists of upfront payments and milestone payments.  License revenue recorded with respect to the KKC Agreement, the AbbVie License Agreement, and the AbbVie Collaboration Agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, collaboration revenue associated with upfront, non-refundable license payments received under our license and collaboration agreements are deferred and recognized ratably over the expected term of the performance obligations under each agreement.  Under the Reacquisition Agreement, we no longer have performance obligations under the AbbVie License Agreement and the AbbVie Collaboration Agreement.  We only expect to recognize revenue under the KKC Agreement, which extends through 2021.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through March 31, 2020, we have incurred a total of $822.6 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

Currently, KKC has allowed us to conduct clinical studies of bardoxolone in CTD-PAH and certain rare forms of kidney diseases in Japan and has reimbursed us the majority of the costs for our CARDINAL study in Japan and is paying for the costs of a certain number of patients as the in-country caretaker in our FALCON study in Japan.  We reduced our expenses by $0.0 million and $0.3 million for KKC’s share of the study costs for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes our research and development expenses incurred:

	Three Months Ended March 31,
	2020	2019
	(unaudited; in thousands)
Bardoxolone methyl	$13,962	$8,679
Omaveloxolone	6,674	5,803
RTA 901	1,211	337
RTA 1701	1,395	328
Other research and development expenses	24,411	10,967
Total research and development expenses	$47,653	$26,114

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

Other Income (Expense), Net

Other income (expense) includes interest and gains earned on our cash and cash equivalents, interest expense on term loans, amortization of debt issuance costs, imputed interest on long term payables, loss on extinguishment of debt, foreign currency exchange gains and losses, and gains and losses on sales of assets.

Provision for Taxes on Income

Provision for taxes on income consists of net loss, taxed at federal tax rates and adjusted for certain permanent differences.  We maintain a full valuation allowance against our net deferred tax assets.  Changes in this valuation allowance also affect the tax provision.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019 (unaudited)

The following table sets forth our results of operations for the three months ended March 31:

	2020	2019	Change $	Change %
	(in thousands)
Collaboration revenue
License and milestone	$1,169	$7,726	$(6,557)	(85)
Other revenue	184	44	140	318
Total collaboration revenue	1,353	7,770	(6,417)	(83)
Expenses
Research and development	47,653	26,114	21,539	82
General and administrative	20,787	10,038	10,749	107
Depreciation	278	170	108	64
Total expenses	68,718	36,322	32,396	89
Other income (expense), net	(3,814)	(600)	(3,214)	(536)
Loss before taxes on income	(71,179)	(29,152)	(42,027)	(144)
(Benefit from) provision for taxes on income	(22,240)	2	(22,242)	**
Net loss	$(48,939)	$(29,154)	$(19,785)	(68)
** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 86% and 99% of total revenue for the three months ended March 31, 2020 and 2019, respectively, and consisted primarily of the recognition of deferred revenue.  License and milestone revenue decreased by $6.6 million or 85% during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the Reacquisition Agreement in October 2019, which ended our performance obligations under the AbbVie Collaboration Agreement and resulted in the writing off of the related remaining deferred revenue balance, after which no further revenue was recognized.  Total revenue of $1.2 million was recognized during the three months ended March 31, 2020 from deferred revenue related to the KKC Agreement.

Other revenue was immaterial for the three months ended March 31, 2020 and 2019.

The following table summarizes the sources of our revenue for the three months ended March 31:

	2020	2019
	(in thousands)
License and milestone
AbbVie Collaboration Agreement	$—	$6,570
KKC Agreement	1,169	1,156
Total license and milestone	1,169	7,726
Other revenue	184	44
Total collaboration revenue	$1,353	$7,770

Expenses

The following table summarizes our expenses, in thousands and as a percentage of total expenses, for the three months ended March 31:

	2020	% of Total Expenses	2019	% of Total Expenses
Research and development	$47,653	70%	$26,114	72%
General and administrative	20,787	30%	10,038	28%
Depreciation	278	0%	170	0%
Total expenses	$68,718		$36,322

Research and Development Expenses

Research and development expenses increased by $21.5 million, or 82%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.  The increase was primarily due to $13.2 million in increased personnel and equity compensation expenses related to the growth of our development activities and to additional equity compensation expense related to the accelerated vesting of stock options as a result of the death of an executive; and $8.1 million in increased manufacturing costs to support product registration and increased clinical, clinical pharmacology, and toxicity study expenses to support our registrational programs, as well as RTA 901 and RTA 1701.

Research and development expenses, as a percentage of total expenses, was 70% and 72% for the three months ended March 31, 2020 and 2019, respectively.  The decrease of 2% was primarily due to a proportionately larger increase in general and administrative expenses, which includes personnel and equity compensation expenses and rent and office expenses to support growth in our development and commercial readiness activities.

General and Administrative Expenses

General and administrative expenses increased by $10.7 million, or 107%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.  The increase was primarily due to $8.1 million in increased personnel and equity compensation expenses, $1.1 million in increased rent and office expenses to support growth in our development activities, and $0.9 million in increased marketing and commercialization expenses.

General and administrative expenses, as a percentage of total expenses, was 30% and 28%, for the three months ended March 31, 2020 and 2019, respectively.  The increase of 2% was primarily due to a proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net increased by $3.2 million, or 536%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The increase was primarily due to $3.5 million in additional interest expense that was attributable to additional borrowings under the Term B Loan in December 2019 and to interest incurred under the payable due to collaborator related to the Reacquisition Agreement in October 2019.

(Benefit from) Provision for Taxes on Income

Benefit from taxes on income increased by $22.2 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily due to a tax refund the Company has applied for under the provisions of the CARES Act. See Note 7, Income Taxes of Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, and secured loans.  Through March 31, 2020, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $780.0 million from payments under license and collaboration agreements. We also obtained $894.7 million in net proceeds from our initial public offering and follow-on offerings of our Class A common stock, and $151.6 million in net proceeds from our Amended Restated Loan Agreement.  We have not generated any revenue from the sale of any products.  As of March 31, 2020, we had available cash and cash equivalents of approximately $624.5 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the three months ended March 31 (unaudited):

	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(41,173)	$(28,732)
Investing activities	(85)	(1,160)
Financing activities	1,422	5,158
Net change in cash and cash equivalents	$(39,836)	$(24,734)

Operating Activities

Net cash used in operating activities was $41.2 million for the three months ended March 31, 2020, consisting primarily of a net loss of $48.9 million adjusted for non-cash items including stock-based compensation expense of $19.3 million, depreciation and amortization expense of $0.8 million, and a net increase in operating assets and liabilities of $12.4 million.  The significant items in the change in operating assets that impacted our use of cash in operations include increases in income tax receivable of $22.2 million and accounts payable of $10.7 million due to timing of payments, offset by a decrease in deferred revenue of $1.2 million.  The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreement with KKC, which resulted in recognition of $1.2 million of license and milestone revenue.

Net cash used in operating activities was $28.7 million for the three months ended March 31, 2019, consisting primarily of a net loss of $29.2 million adjusted for non-cash items including stock-based compensation expense of $4.2 million, depreciation and amortization expense of $0.5 million, and a net increase in operating assets and liabilities of $4.2 million.  The significant items in the change in operating assets that impacted our use of cash in operations include increases in accrued direct research and other current and long-term liabilities of $3.9 million due to manufacturing activities related to clinical trials and personnel-related activities and a decrease in deferred revenue of $7.7 million.  The decrease in deferred revenue is due to the ratable recognition of revenue over the expected term of the performance obligations under our collaboration agreements with AbbVie and KKC, which resulted in recognition of $7.7 million of license and milestone revenue.

Investing Activities

Net cash used in investing activities consisted of purchases and sales of property and equipment. Net cash used in investing activities for the three months ended March 31, 2020 and 2019 were not material.

Financing Activities

Net cash provided by financing activities were $1.4 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively, and primarily consisted of options exercised.

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

On March 27, 2020, the United States enacted the CARES Act.  Under its provisions, for the three months ended March 31, 2020, we recognized a tax benefit and receivable of $22.1 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund.

On December 20, 2019, under the Amended Restated Loan Agreement, we borrowed $75.0 million under the Term B Loan.  We may use the proceeds from the Term Loans for working capital and to fund general business requirements.  Our obligations under the Amended Restated Loan Agreement are secured by substantially all of our assets, including our owned intellectual property.  All outstanding Term Loans will mature on June 1, 2023.

On November 18, 2019, we closed a follow-on underwritten public offering of 2,760,000 shares of our Class A common stock for gross proceeds of $505.1 million.  Net proceeds to us from the offering were approximately $491.9 million, after deducting underwriting discounts and commissions and offering expenses.

On October 15, 2019, we entered into the Lease Agreement, relating to the lease of approximately 327,400 square feet of office and laboratory space located in Plano, Texas.  The term of the Lease is estimated to commence mid-2022, when construction is completed, and continue for 16 years, with up to 10 years of extension at our option.  The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million, which may increase in certain circumstances.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, we will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

On October 9, 2019, we and AbbVie entered into the Reacquisition Agreement pursuant to which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the AbbVie Collaboration Agreement.  In exchange for such rights, we will pay AbbVie $330.0 million, of which $100.0 million was paid as of December 31, 2019, $150.0 million is payable on June 30, 2020, and $80.0 million is payable on November 30, 2021.  We will also pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and an identified list of certain next-generation Nrf2 activators.  The termination of our deferred revenue balance will not have an impact on our cash flow.

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

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings, commercial loans, royalty financings, and collaboration or license transactions.  The outbreak of COVID-19 has caused significant disruption of global financial markets, which may reduce our ability to access capital, which would negatively affect our liquidity.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates.  If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock.  If we incur indebtedness or obtain royalty financing, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt or royalty financing could be secured by some or all of our assets.  Any of these events could significantly harm our business, financial condition, and prospects.  For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q under “Part II, Item 1A. Risk Factors.”

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

•	the continuation of our existing collaboration with KKC and entry into new collaborations and the receipt of any collaboration payments;
•	the time and unreimbursed costs necessary to commercialize products in territories in which our product candidates are approved for sale;
•	the revenue from any future sales of our products for which we are entitled to a profit share, royalties, and milestones;
•	the level of reimbursement or third-party payor pricing available to our products;
•	the costs of obtaining third-party commercial supplies of our products, if any, manufactured in accordance with regulatory requirements;
•	the costs associated with any potential loss or corruption of our information or data in a cyberattack on our computer system;
•	the costs associated with being a public company;

•	any additional costs we incur associated with the COVID-19 pandemic; and
•	the costs we incur in the filing, prosecution, maintenance, and defense of our patent portfolio and other intellectual property rights.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

As of March 31, 2020, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K for year ended December 31, 2019.

Below are our contractual obligations as of March 31, 2020 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(in thousands)
Operating lease obligations (1)	$3,783	$6,952	$—	$10,735
Outstanding secured term loan (2)	—	142,083	12,917	155,000
Payable to collaborators	150,000	80,000	—	230,000
Total contractual obligations	$153,783	$229,035	$12,917	$395,735
(1)

Total minimum future lease payments for the Plano build-to-suit lease have not commenced as of March 31, 2020. Therefore, such payments are not included in the consolidated financial statement, as we do not yet control the underlying assets.  The lease is expected to commence mid-2022 with lease initial lease term of 16 years.

(2)

Total minimum future loan payments include principal payments and do not include the final exit fee or interest payments. See Note 5, Term Loans of Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Clinical Trials

As of March 31, 2020, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above.

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

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no other changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $624.5 million at March 31, 2020, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We also have interest rate exposure as a result of our Term Loans.  As of March 31, 2020, the outstanding principal amount of our Term Loans was $155.0 million.  Our Term Loans bear interest at a floating per annum rate calculated as 7.79% plus the greater of the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal or 1.91%, with a minimum rate of 9.7% and a maximum rate of 12.29%.  Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loans.  An increase of 100 basis points in interest rates would increase expense by approximately $1.6 million annually based on the amounts currently outstanding and would not materially affect our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our businesses, financial condition, or future results.  Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.

The coronavirus disease (COVID-19) outbreak has caused and could continue to cause disruptions in our business and operating results, including our clinical development activities.

The pandemic resulting from the recent global outbreak of COVID-19 has had and could continue to have a negative impact on our business and operating results. We conduct clinical studies in many countries around the world that are being impacted by the COVID-19 pandemic. Regulatory agencies, governments, and health care providers have implemented restrictive measures, including but not limited to “shelter-in-place” orders, travel restrictions, and business closures, designed to reduce potential exposure to the virus, particularly for patients at increased risk of severe illness.  For each clinical development program, we are working with health care providers to implement changes that mitigate risk to patients; comply with regulatory, institutional, and government guidance; and maintain the integrity of our ongoing clinical studies.  These concerns have led us to pause enrollment in our FALCON trial, to stop our CATALYST and RANGER trials, and to adapt procedures for our remaining ongoing trials to address restrictions on travel and concerns for patient safety.

As the global outbreak of COVID-19 continues to rapidly evolve, the duration and ultimate impact of COVID-19 on our business is highly uncertain and subject to change.  Should the COVID-19 outbreak cause extended disruptions at our clinical trial sites or safety concerns regarding our patients, our clinical development activities could be more significantly affected. In addition, our ability to obtain raw materials, supplies and component parts necessary to manufacture clinical supplies, our ability to deliver clinical drug to our patients in our clinical trials, and our ability to establish commercial supply capacity may be negatively impacted. The outbreak could cause health concerns with our personnel, including our executives, which could lead to reductions in the efficiency of our operations. The outbreak has caused and could continue to cause significant disruption of global financial markets, which may reduce our ability to access capital, which would negatively affect our liquidity.  While we will continue to develop plans to help mitigate the potential negative impact of a continued or expanded COVID-19 outbreak, and any future pandemic, on our business and operating results, our efforts may not prevent our business from being adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Date: May 11, 2020	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Chief Financial Officer