Form 10-Q
period 2020-06-30
REATA PHARMACEUTICALS INC
filed 2020-08-10
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 28,559,247 shares of Class A common stock, $0.001 par value per share, and 5,045,092 shares of Class B common stock, $0.001 par value per share, outstanding.

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

•	the success of competing therapies that are or may become available;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our ability to maintain and establish collaborators with development, regulatory, and commercialization expertise;
•	our ability to attract and retain key scientific or management personnel;
•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations related to the use of our available cash;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress, and results of future preclinical studies and clinical trials, and our research and development programs;
•	the impact of governmental laws and regulations and regulatory developments in the United States and foreign countries;
•	developments and projections relating to our competitors and our industry;
•	the impact of the coronavirus disease (COVID-19) on our clinical trials, our supply chain, and our operations; and
•

other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (SEC) on February 19, 2020, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020.

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

Abbreviated Term	Defined Term
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
ASU	Accounting Standards Update
Bardoxolone	Bardoxolone methyl
BXLS	Blackstone Life Sciences, LLC
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CKD	Chronic kidney disease
COVID-19	Coronavirus disease
CRO	Contract research organization
eGFR	Estimated glomerular filtration rate
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FARA	Friedreich’s Ataxia Research Alliance
FASB	Financial Accounting Standards Board
FDA	United States Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GFR	Glomerular filtration rate
IgAN	IgA nephropathy
IST	Investigator-Sponsored Trial
KKC	Kyowa Kirin Co., Ltd.
mFARS	Modified Friedreich’s Ataxia Rating Scale
NDA	New Drug Application
NYU	New York University Grossman School of Medicine
PDUFA	Prescription Drug User Fee Act
Registrational trial

An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required

Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$610,419	$664,324
Prepaid expenses and other current assets	7,830	4,952
Income tax receivable	22,218	—
Total current assets	640,467	669,276
Property and equipment, net	4,267	2,996
Other assets	7,670	10,148
Total assets	$652,404	$682,420
Liabilities and stockholders’ equity
Accounts payable	11,263	1,908
Accrued direct research liabilities	16,689	23,774
Other current liabilities	14,545	11,631
Current portion of payable to collaborators	—	150,000
Current portion of deferred revenue	4,688	4,701
Total current liabilities	47,185	192,014
Other long-term liabilities	6,940	6,982
Term loan, net of debt issuance costs	—	155,017
Liability related to sale of future royalties, net	294,234	—
Payable to collaborators, net of current portion	70,055	66,862
Deferred revenue, net of current portion	2,363	4,688
Total noncurrent liabilities	373,592	233,549
Commitments and contingencies
Stockholders’ equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 28,526,532 and 27,878,550 at June 30, 2020 and December 31, 2019, respectively	29	28
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 5,058,319 and 5,318,157 shares at June 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	1,058,606	967,317
Accumulated deficit	(827,013)	(710,493)
Total stockholders’ equity	231,627	256,857
Total liabilities and stockholders’ equity	$652,404	$682,420

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Collaboration revenue
License and milestone	$1,169	$7,813	$2,338	$15,539
Other revenue	1,904	20	2,088	64
Total collaboration revenue	3,073	7,833	4,426	15,603
Expenses
Research and development	36,783	29,554	84,436	55,668
General and administrative	16,600	11,706	37,387	21,744
Depreciation	284	232	562	401
Total expenses	53,667	41,492	122,385	77,813
Other income (expense), net	(16,990)	(701)	(20,804)	(1,301)
Loss before taxes on income	(67,584)	(34,360)	(138,763)	(63,511)
(Benefit from) provision for taxes on income	(3)	20	(22,243)	23
Net loss	$(67,581)	$(34,380)	$(116,520)	$(63,534)
Net loss per share—basic and diluted	$(2.03)	$(1.14)	$(3.51)	$(2.12)
Weighted-average number of common shares used in net loss per share basic and diluted	33,265,778	30,069,048	33,243,931	29,950,241

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2020
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	28,166,652	$28	5,070,271	$5	$988,046	$(759,432)	$228,647
Net loss	—	—	—	—	—	(67,581)	(67,581)
Compensation expense related to stock options	—	—	—	—	14,796	—	14,796
Exercise of options	—	—	7,135	—	365	—	365
Conversion of common stock Class B to Class A	19,087	—	(19,087)	—	—	—	—
Issuance of Common Stock	340,793	1	—	—	55,399	—	55,400
Balance at June 30, 2020	28,526,532	$29	5,058,319	$5	$1,058,606	$(827,013)	$231,627

	Six Months Ended June 30, 2020
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	27,878,550	$28	5,318,157	$5	$967,317	$(710,493)	$256,857
Net loss	—	—	—	—	$—	(116,520)	(116,520)
Compensation expense related to stock options	—	—	—	—	$34,104	—	34,104
Exercise of options	—	—	47,351	—	$1,786	—	1,786
Conversion of common stock Class B to Class A	307,189	—	(307,189)	—	$—	—	—
Issuance of Common Stock	340,793	1	—	—	$55,399	—	55,400
Balance at June 30, 2020	28,526,532	$29	5,058,319	$5	$1,058,606	$(827,013)	$231,627

	Three Months Ended June 30, 2019
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 31, 2019	24,403,477	$24	5,639,666	$6	$444,837	$(449,477)	$(4,610)
Net loss	—	—	—	—	—	(34,380)	(34,380)
Compensation expense related to stock options	—	—	—	—	4,483	—	4,483
Exercise of options	—	—	54,791	—	1,034	—	1,034
Conversion of common stock Class B to Class A	62,930	—	(62,930)	—	—	—	—
Balance at June 30, 2019	24,466,407	$24	5,631,527	$6	$450,354	$(483,857)	$(33,473)

	Six Months Ended June 30, 2019
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	24,000,683	$24	5,728,175	$6	$435,452	$(420,323)	$15,159
Net loss	—	—	—	—	—	(63,534)	(63,534)
Compensation expense related to stock options	—	—	—	—	8,710	—	8,710
Exercise of options	—	—	369,076	—	6,085	—	6,085
Conversion of common stock Class B to Class A	465,724	—	(465,724)	—	—	—	—
Other shareholder transactions	—	—	—	—	107	—	107
Balance at June 30, 2019	24,466,407	$24	5,631,527	$6	$450,354	$(483,857)	$(33,473)

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2020	2019
Operating activities
Net loss	$(116,520)	$(63,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	562	401
Amortization of debt issuance costs and implied interest	4,163	678
Non-cash interest expense on liability related to sale of future royalty	664	—
Stock-based compensation expense	34,104	8,710
Loss on extinguishment of debt	11,183	—
Changes in operating assets and liabilities:
Income tax receivable	(22,218)	—
Prepaid expenses and other current assets and other assets	(1,815)	(2,271)
Accounts payable	9,355	312
Accrued direct research, other current, and long-term liabilities	(4,247)	9,802
Payable to collaborators	(150,000)	—
Deferred revenue	(2,338)	(15,539)
Net cash used in operating activities	(237,107)	(61,441)
Investing activities
Purchases of property and equipment	(384)	(2,092)
Net cash used in investing activities	(384)	(2,092)
Financing activities
Proceeds from issuance of common stock, net	55,399	—
Payments on long-term debt	(167,170)	—
Exercise of options	1,786	6,085
Proceeds from sale of future royalties, net	293,571	107
Net cash provided by financing activities	183,586	6,192
Net decrease in cash and cash equivalents	(53,905)	(57,341)
Cash and cash equivalents at beginning of year	664,324	337,790
Cash and cash equivalents at end of period	$610,419	$280,449
Supplemental disclosures
Cash paid for interest	$8,021	$4,153
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$8,981
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$1,448	$170

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

The Company’s mission is to identify, develop, and commercialize innovative therapies that change patients’ lives for the better.  The Company focuses on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  The Company’s lead programs are in rare forms of chronic kidney disease (CKD) and a rare neurological disease.  The Company announced positive topline data from registrational trials for both of its lead product candidates, bardoxolone methyl (bardoxolone) in patients with CKD caused by Alport syndrome, and omaveloxolone in patients with a neurological disorder called Friedreich’s ataxia (FA).  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, the Company believes bardoxolone and omaveloxolone have many potential clinical applications.  Reata possesses exclusive, worldwide rights to develop, manufacture and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (KKC).

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below with respect to the Company’s liability related to sale of future royalties and as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

Liability Related to Sale of Future Royalties

On June 10, 2020, the Company entered into a Development and Commercialization Funding Agreement with an affiliate of Blackstone Life Sciences, LLC (BXLS) that provides funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease (ADPKD), and certain other rare CKD indications in return for future royalties (Development Agreement).  The Company accounted for the Development Agreement as a sale of future revenues resulting in a debt classification, primarily because the Company has significant continuing involvement in generating the future revenue on which the royalties are based. The debt will be amortized under the effective interest rate method and, accordingly, the Company is recognizing non-cash interest expense over the estimated term of the Development Agreement. The liability related to sale of future royalties, and the debt amortization, are based on the Company’s current estimate of future royalties expected to be paid over the estimated term of the Development Agreement. The Company will periodically assess the expected royalty payments and, if materially different than its previous estimate, will prospectively adjust and recognize the related non-cash interest expense. The transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Development Agreement. See Note 5, Liability Related to Sale of Future Royalties, of Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Fair Value Measurements

The Company categorizes its financial instruments measured at fair value into a three-level fair value hierarchy that prioritizes the inputs used in determining the fair value of the asset or liability. The three levels of the fair value hierarchy are as follows:

•

Level 1 - Financial instruments that have values based on unadjusted quoted prices for identical assets or liabilities in an active market which the Company has the ability to access at the measurement date

•

Level 2 - Financial instruments that have values based on quoted market prices in markets where trading occurs infrequently or that have values based on quoted prices of instruments with similar attributes in active markets.

•

Level 3 - Financial instruments that have values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

The Company has determined the fair value of the liability related to the sale of future royalties is based on the Company’s current estimates of future royalties expected to be paid to BXLS, over the life of the arrangement, which are considered Level 3. See Note 5, Liability Related to Sale of Future Royalties, of Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. This guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard on January 1, 2020 and its adoption did not have material impact to the Company’s consolidated financial statements and related disclosure.

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

On October 9, 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the AbbVie Collaboration Agreement.  In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, of which $100.0 million was paid as of December 31, 2019, $150.0 million was paid on June 30, 2020, and $80.0 million will be payable on November 30, 2021.  Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators. The Company recognized interest expense related to the Reacquisition Agreement of approximately $1.6 million and $0 million, during the three months ended June 30, 2020 and 2019, respectively, and $3.2 million and $0 million, during the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020, the Company’s payable to collaborators was $80.0 million, with a present value of $70.1 million.

The execution of the Reacquisition Agreement ended our performance obligations under the AbbVie Collaboration Agreement and included the write off of the remaining related deferred revenue balance, after which no further revenue was recognized.  Accordingly, there was no revenue recognized in 2020.  The Company recognized revenue related to the AbbVie Collaboration Agreement totaling approximately $6.6 million and $13.2 million during the three and six months ended June 30, 2019, respectively. The deferred revenue balance was $0 million as of June 30, 2020.

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

The up-front payment and regulatory milestones are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2021, which is the estimated minimum period that is needed to complete the deliverables under the terms of the KKC Agreement.  The Company began recognizing revenue related to the up-front payment upon execution of the KKC Agreement. The Company recognized collaboration revenue totaling approximately $1.2 million during each of the three months ended June 30, 2020 and 2019 and $2.3 million during each of the six months ended June 30, 2020 and 2019.  As of June 30, 2020, the Company recorded deferred revenue totaling approximately $7.1 million of which approximately $4.7 million is reflected as the current portion of deferred revenue.

4. Term Loan

On October 9, 2019, the Company entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the Amended Restated Loan Agreement).  Under the Amended Restated Loan Agreement, the Term A Loan principal amount was $80.0 million, and the Term B Loan availability was increased from $45.0 million to $75.0 million (collectively with the Term A Loan, the Term Loans).  On December 20, 2019, the Company borrowed $75.0 million under the Term B Loan resulting in a principal balance of the Term Loans of $155.0 million.

On June 24, 2020, the Company paid off the total outstanding balance of the Term Loans prior to the maturity date.  The payoff consisted of (i) the outstanding principal balance of $155.0 million, (ii) exit fees of $6.7 million, which has been partially accrued up to the date of repayment, (iii) prepayment fees of $5.4 million, and (iv) accrued and unpaid interest of $1.0 million. At the time of payoff, all liabilities and obligations under the Amended Restated Loan Agreement were terminated. In connection with the payoff of the Term Loans, the Company recorded a loss on extinguishment of debt of $11.2 million in the three and six months ended June 30, 2020.

5. Liability Related to Sale of Future Royalties

On June 24, 2020, the Company closed on the Development Agreement with BXLS.  The Development Agreement includes a $300.0 million payment by an affiliate of BXLS in return for various percentage royalty payments on worldwide net sales of bardoxolone, once approved in the United States or certain specified European countries, by Reata and its licensees, other than KKC.  The royalty percentage will initially be in the mid-single digits and, in future years, can vary between higher-mid single digit percentages to low-single digit percentages depending on various milestones, including indication approval dates, cumulative royalty payments, and cumulative net sales.  Pursuant to the Development Agreement, we have granted BXLS a security interest in substantially all of our assets.

In addition, concurrent with the Development Agreement, the Company entered into a common stock purchase agreement (Purchase Agreement) with affiliates of BXLS to sell an aggregate of 340,793 shares of the Company’s Class A common stock at $146.72 per share for a total of $50.0 million.

The Company concluded that there were two units of accounting for the consideration received, comprised of the liability related to the sale of future royalties and the common shares.  The Company allocated the $300.0 million from the Development Agreement and $50.0 million from the Purchase Agreement between the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $294.2 million, which includes $0.8 million in transaction costs incurred, in transaction consideration to the liability, and $55.5 million to the common shares.  The Company determined the fair value of the common shares based on the closing stock price on the June 24, 2020, the closing date of the Development Agreement. The effective interest rate under the Development Agreement, including transaction costs, is approximately 13.7%.

The following table shows the activity within the liability related to sale of future royalties for the six months ended June 30, 2020:

Liability Related to Sale of Future Royalties
(in thousands)
Transaction date balance	$294,454
Non-cash interest expense recognized, net of transaction cost amortization	664
Balance at June 30, 2020	295,118
Less: Unamortized transaction cost	(884)
Carrying value at June 30, 2020	$294,234

6. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Other income (expense), net
Investment income	$501	$1,705	$2,555	$3,502
Interest expense	(5,644)	(2,413)	(11,512)	(4,810)
Non-cash interest expense on liability related to sale of future royalty	(664)	—	(664)	—
Other income (expense)	—	7	—	7
Loss on extinguishment of debt	(11,183)	—	(11,183)	—
Total other income (expense), net	$(16,990)	$(701)	$(20,804)	$(1,301)

Investment Income

Interest income consists primarily of interest generated from our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest on our borrowing activities under our loan agreements and the imputed interest from amount due to AbbVie under the Reacquisition Agreement.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

Non-cash interest expense consists of recognition of interest expense based on the Company’s current estimate of future royalties expensed to be paid over the estimated term of the Development Agreement.

Other Income (Expense)

Other income (expense) consists primarily of gains and losses on foreign currency exchange and sales of assets.

Loss on Extinguishment of Debt

In June 2020, the Company paid off the Term Loans and recorded a loss on the extinguishment of debt of $11.2 million, which consisted primarily of prepayment fees, exit fees and unamortized debt issuance costs.

7. Leases

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

The Company has an additional lease of a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years.  The Company entered into the lease agreement on October 15, 2019 (the Lease Agreement), and at the Company’s option, it may renew the lease for two consecutive five-year renewal periods or one ten-year renewal period.  The Company does not have control of the space or the construction prior to completion of construction.  Therefore, no right-of-use or lease liabilities were recorded in connection with the Lease Agreement as of June 30, 2020.  Under the First Amendment to the Lease Agreement executed in May 2020, the landlord will fund the Company’s leasehold improvements up to $31.3 million, of which the Company has recorded a leasehold incentive obligation of approximately $1.7 million as other long-term liabilities as of June 30, 2020.

At June 30, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 9.6% and 2.3 years, respectively.  During the three and six months ended June 30, 2020, cash paid for amounts included for the measurement of lease liabilities was $1.0 million and $1.9 million, respectively. During the three and six months ended June 30, 2020 the Company recorded operating lease expense of $1.0 million and $1.9 million, respectively.  The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities in the consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Classification	As of June 30, 2020
		(in thousands)
Non-current right-of-use assets	Other assets	$7,653
Current lease liabilities	Other current liabilities	3,452
Non-current lease liabilities	Other long-term liabilities	5,212

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of June 30, 2020
(in thousands)
2020 (remaining six months)	$2,063
2021	4,142
2022	3,500
Total lease payments	9,705
Less: Imputed interest	(1,041)
Present value of lease liabilities	$8,664

8. Income Taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and to provide assistance to individuals, families, and businesses affected by COVID-19.  Accordingly, under its provisions, for the six months ended June 30, 2020, the Company recognized a tax benefit and receivable of $22.1 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund.

For the three months ended June 30, 2020, the Company’s effective tax rate was a benefit of 0.0% compared to 0.0% for the three months ended June 30, 2019.  The Company’s effective tax rate for the three months ended June 30, 2020 varies with the statutory rate primarily due to valuation allowances on deferred taxes.  For the six months ended June 30, 2020, the Company’s effective tax rate was a benefit of 16.0% compared to 0.0% for the six months ended June 30, 2019.  The Company’s effective tax rate for the six months ended June 30, 2020 varies with the statutory rate primarily due to the favorable impact associated with the CARES Act and changes in the valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  The Company’s deferred tax assets have been fully offset by a valuation allowance at June 30, 2020, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

9. Stock-Based Compensation

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in thousands)
Research and development	$7,527	$1,659	$19,044	$3,350
General and administrative	7,269	2,824	15,060	5,360
	$14,796	$4,483	$34,104	$8,710

Restricted Stock Units (RSUs)

The following table summarizes RSUs as of June 30, 2020, under the Second Amended and Restated Long Term Incentive Plan (LTIP Plan) agreement and standalone option agreements:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	50,000	$72.70
Granted	24,751	$184.00
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2020	74,751	$109.55

As of June 30, 2020, the performance targets for the performance-based RSUs have not been met. Accordingly, the fair value related to these performance-based RSUs of approximately $4.2 million has not been recognized. During the quarter ended June 30, 2020, the Company recognized $0.3 million in compensation expense related to time-based RSUs.

Stock Options

The following table summarizes stock option activity as of June 30, 2020, and changes during the six months ended June 30, 2020, under the LTIP and standalone option agreements:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2020	4,038,949	$41.24
Granted	973,999	$203.19
Exercised	(47,351)	$37.51
Forfeited	(171,917)	$94.68
Outstanding at June 30, 2020	4,793,680	$72.27
Exercisable at June 30, 2020	2,240,699	$33.31

Stock-based compensation expense for the three and six months ended June 30, 2020, included accelerated recognition of expense due to modifications of outstanding stock options as a result of the death of an executive and employees who entered into consulting agreements at the termination of employment, which were considered to be non-substantive services. Accordingly, the Company recognized $2.9 million and $10.0 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2020, the Company has approximately 303,000 shares of performance-based stock options for which the performance targets have not been met.  Accordingly, the fair value related to these performance-based stock options of approximately $34.1 million has not been recognized.

The total intrinsic value of all outstanding options and exercisable options at June 30, 2020 was $448.7 million and $278.2 million, respectively.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Numerator
Net loss	$(67,581)	$(34,380)	$(116,520)	$(63,534)
Denominator
Weighted-average number of common shares used in net loss per share – basic	33,265,778	30,069,048	33,243,931	29,950,241
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	33,265,778	30,069,048	33,243,931	29,950,241
Net loss per share – basic	$(2.03)	$(1.14)	$(3.51)	$(2.12)
Net loss per share – diluted	$(2.03)	$(1.14)	$(3.51)	$(2.12)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,793,680 and 3,845,874 shares as of June 30, 2020 and 2019, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  Our lead programs are in rare forms of chronic kidney disease (CKD) and a rare neurological disease.  We have announced positive topline data from registrational trials for both of our lead product candidates, bardoxolone methyl (bardoxolone) in patients with CKD caused by Alport syndrome and omaveloxolone in patients with a neurological disorder called Friedreich’s ataxia (FA).  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe bardoxolone and omaveloxolone have many potential clinical applications.  We possess exclusive, worldwide rights to develop, manufacture, and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to KKC.

Regulatory Update

Bardoxolone for CKD Caused by Alport Syndrome

Following the announcement of positive, year one data from the Phase 3 CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome in November 2019, we have been engaged in discussions with the U.S. Food and Drug Administration (FDA) regarding the Year 1 efficacy and safety results.  We have had a Type C meeting where the FDA expressed concerns with basing an NDA for accelerated approval on the Year 1 data and recommended that we consider submitting the NDA with Year 2 data based, in part, on the assumption that there would not be much delay in NDA submission.  Following the Type C meeting, we provided written responses, and engaged in follow up informal meetings, that we believe addressed the FDA comments regarding the Year 1 results.  Accordingly, we recently requested and were granted a pre-NDA meeting by the FDA to discuss the NDA submission content and plans.

Our plan has been, and continues to be, to submit the NDA for bardoxolone in Alport syndrome during fourth quarter of 2020 for accelerated approval based on the one-year data from the Phase 3 portion of CARDINAL.  If the second-year results are available during an acceptable time frame, we may be able to submit the second-year data to the NDA during the review process and before the FDA makes a determination about accelerated approval.  This may extend the PDUFA date, but could also result in consideration of full approval, rather than accelerated approval.  Alternatively, the FDA could recommend that we wait for the second-year data from CARDINAL to file the NDA.  This would permit us to file for full approval but would delay the filing until the first quarter of 2021 compared to our current guidance of filing by the end of this year.  This timing assumes that we can complete the activities necessary to provide the Year 2 data to the FDA on a timely basis and is, of course, subject to uncertainty resulting from the COVID-19 pandemic.  As a result of the measures taken in response to the pandemic, and based on current operational metrics, at this time we believe that the timeline for Year 2 data availability is unlikely to be affected by COVID-19.

Omaveloxolone for Friedreich’s Ataxia

Following the announcement of the positive data from the MOXIe Part 2 study in October 2019, we have planned, subject to discussion with regulatory authorities, to proceed with a submission for marketing approval of omaveloxolone for the treatment of FA in the United States.  We recently completed a Type C meeting in which the FDA provided us with guidance that it does not have any concerns with the reliability of the modified Friedreich’s Ataxia Rating Scale (mFARS) primary endpoint results in the MOXIe Part 2 study.  Nevertheless, the FDA is not convinced that the MOXIe Part 2 results will support a single study approval without additional evidence that lends persuasiveness to the results.  In preliminary comments for the meeting, the FDA stated that we will need to conduct a second pivotal trial that confirms the mFARS results of the MOXIe Part 2 study with a similar magnitude of effect.

In response to the preliminary comments, the Friedreich’s Ataxia Research Alliance (FARA), key FA clinicians, and we provided the FDA with information to demonstrate that it will be difficult to conduct an additional, prospective clinical trial in FA because of the very slow progression rate of FA, the limited number of FA patients available for clinical research, the small number of clinical trial investigators who can conduct the mFARS exam, and the impact of the COVID-19 pandemic on the ability to conduct neuroscience clinical trials.  Thus, conducting an additional pivotal study would result in a long delay in the availability of a potentially effective therapy to patients with a progressive, life-threatening disease with no treatment options.  The FDA acknowledged the unmet need of patients with FA, reiterated its commitment to facilitate the development of omaveloxolone within the constraints of the regulatory standards, and emphasized its willingness to consider all available options to meet the regulatory standards.  The FDA also acknowledged that launching a new, neuroscience clinical trial now may not be possible because of the COVID-19 pandemic.

At the Type C meeting, to address the FDA’s requirement, FARA, key opinion leaders, and Reata proposed a second study (the “crossover study”) to provide additional evidence of effectiveness.  The study would measure the effect of omaveloxolone on mFARS in patients who were previously randomized to placebo in the MOXIe Part 2 study and are being treated with omaveloxolone in the MOXIe open-label extension study.  The FDA acknowledged that a study like the proposed crossover study could provide important additional information and asked us to submit a design for the crossover study for their consideration.

If the FDA accepts this approach, we expect to complete the crossover study as early as the fourth quarter of this year.  Assuming that the FDA views the crossover study data as sufficiently positive to provide confirmatory evidence, our plan would be to submit an NDA during the first quarter of 2021.  If the FDA rejects the proposal or if the data are not supportive, we will evaluate whether it is feasible to conduct a second pivotal study in FA patients as suggested by the FDA.  Regardless of the interaction with the FDA, we plan to pursue marketing approval outside of the United States.

Second Quarter 2020 Key Developments

Strategic Investment from Blackstone Life Sciences

On June 24, 2020, we closed a Development and Commercialization Funding Agreement (Development Agreement) with an affiliate of Blackstone Life Sciences, LLC (BXLS) that provides funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease (ADPKD), and certain other rare CKD indications. The Development Agreement includes a $300 million payment by the Blackstone affiliate in return for various percentage royalty payments on worldwide net sales of bardoxolone by Reata and its licensees, other than KKC.  The royalty percentage will initially be in the mid-single digits and in future years can vary between higher-mid single digit percentages to low-single digit percentages depending on various milestones, including indication approval dates, cumulative royalty payments, and cumulative net sales. Pursuant to the Development Agreement, we have granted BXLS a security interest in substantially all of our assets.

In addition, affiliates of BXLS paid us an aggregate of $50.0 million to purchase an aggregate of 340,793 shares of our Class A common stock, par value $0.001 per share, at $146.72 per share.

In connection with the closing of the Development Agreement, we fully paid off our senior loan with Oxford Finance LLC and Silicon Valley Bank that included $155.0 million in principal and $12.1 million in exit and prepayment fees.

FALCON Trial Enrollment Resumed

In March 2020, we temporarily paused enrollment of new patients in the global Phase 3 FALCON trial of bardoxolone in patients with ADPKD due to the emergence of COVID-19 as a global public health threat. We expect to enroll a total of approximately 300 patients worldwide.  We began to lift the screening hold in FALCON in June 2020, and currently, all sites are able to screen patients and approximately half are able to randomize patients. The first patients have now reached the second year of the trial. The measures we implemented to the conduct of FALCON in response to COVID-19 have been effective, and we anticipate no meaningful impact on data integrity due to COVID-19.

Adjustments to Operations Due to COVID-19

Beginning in the first quarter of 2020, in accordance with recommendations from local, state, and national health authorities, we implemented and continue to enforce work-from-home measures and additional safety protocols to protect employees and the broader community and to ensure business continuity.  These measures include restricting on-site staff to only those required to execute their job responsibilities and limiting the number of staff working in our research and development laboratory.  We also continue to limit in-person meetings and business travel.  We will continue to monitor this dynamic situation closely and will take additional measures as required to preserve the safety of our employees and the broader community.

CARDINAL and EAGLE Trials Adapted for Continuity

The Phase 3 CARDINAL trial of bardoxolone in patients with CKD caused by Alport syndrome is fully enrolled and ongoing.  As previously announced, we are in the process of completing the Year 2 portion of our CARDINAL Phase 3 study.  As COVID-19 emerged as a pandemic with serious public health implications during the first quarter of 2020, we undertook a series of measures to protect the health and safety of patients and health care workers involved in our ongoing clinical studies, while maintaining the conduct of our studies in accordance with guidance provided by the FDA and the European Medicines Agency.  For example, we have implemented the use of at-home visits as an alternative to in-clinic visits when necessary to collect blood draws and to assess patient safety.  We also arranged for home delivery of the study drug to patients.

At this time, approximately 60% of the 157 patients randomized to the CARDINAL Phase 3 cohort have completed the Year 2 final off-treatment visit.  The last study visits are anticipated to occur during the fourth quarter of 2020, which is consistent with our pre-COVID-19 timeline.  Currently, almost all sites are allowing on-site or remote monitoring.

Patients who participated in the CARDINAL study may be eligible to enroll in an open-label extension study known as EAGLE.  We are implementing procedures for the conduct of EAGLE that are similar to those being used in CARDINAL to ensure continued access to bardoxolone and appropriate safety monitoring.

MOXIe Extension Study Advanced with Modifications

The MOXIe Part 2 trial was completed prior to the onset of the COVID-19 pandemic.  Patients who participated in MOXIe Part 1 or 2 were eligible to enroll in an open-label extension portion of the study.  We are implementing procedures for the conduct of the MOXIe extension study that are similar to those being used in our other ongoing studies to ensure continued access to omaveloxolone and appropriate safety monitoring.

BARCONA Study of Bardoxolone in Patients with COVID-19

Researchers at NYU Grossman School of Medicine (NYU) are initiating an Investigator-Sponsored Trial (IST), known as BARCONA, to study the effect of bardoxolone in patients suffering from COVID-19.  Serious complications of COVID-19 are caused by excessive, systemic inflammation, which can result in dysfunction of the lungs, kidneys, and other organs.  Acute kidney injury has been reported to occur in up to 28% of all hospitalized COVID-19 patients, and in up to 72% of patients who do not survive COVID-19.  Bardoxolone and its analogs have demonstrated anti-inflammatory activity in animal models of acute lung and kidney injury, have increased survival in models of systemic inflammation, suppress replication of several types of viruses and have shown improvements in kidney function in multiple clinical trials that enrolled over 3,000 patients with various forms of chronic kidney disease.

The Phase 2 BARCONA study is a randomized, placebo-controlled, double-blind trial that will enroll 40 patients with a primary endpoint of safety and treatment duration of up to 29 days in hospitalized patients.  Major exclusion criteria include patients who are intubated and on invasive mechanical ventilation for three or more days, prior hospitalization for heart failure, or estimated glomerular filtration rate (eGFR) <30 ml/min/1.73 m2.  To further mitigate any safety risk, enrollment will be paused after enrollment of the initial five patients to assess safety.  As with all trials conducted at NYU, the trial will be overseen by a Data Safety Monitoring Board that meets every other week.

We were involved in the design of the trial, have a representative on the study’s executive steering committee, and are providing drug supply, as requested by NYU.  Any further enrollment in a potential Phase 3 trial will be gated based on an assessment of Phase 2 safety and activity, as well as feasibility of conducting a Phase 3 trial.

Background: Our Programs

The following chart outlines each of our programs by indication and phase:

In addition, KKC, our strategic collaborator in CKD, is currently conducting its registrational trial of bardoxolone in diabetic (type 1 and 2) CKD in Japan.  KKC completed patient enrollment in this trial in June 2019 and expects to have topline data in the first half of 2022.

NYU has initiated an IST (Phase 2/3 trial) of bardoxolone in COVID-19 patients called BARCONA.

*The CARDINAL study reported one-year data in November 2019 and is an ongoing two-year study.

**See discussion above under “Regulatory Update-Omaveloxolone for Friedreich's Ataxia”.

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

In November 2019, we announced that the Phase 3 portion of the CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome met its primary and key secondary Year 1 endpoints.  After 48 weeks of treatment, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean eGFR of 9.50 mL/min/1.73 m2 (p<0.0001).  At Week 52, after 48 weeks of treatment and four weeks of off-treatment period, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean eGFR of 5.14 mL/min/1.73 m2 (p=0.0012), while patients in the placebo arm of CARDINAL lost an average of 6.1 mL/min/1.73 m2.  The retained benefit of kidney function during the off-treatment period is a key regulatory endpoint for the CARDINAL and FALCON studies.  Based on these positive results, and subject to discussions with regulatory authorities, we plan to proceed with the submission of regulatory filings this year for marketing approval in the United States.

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

In a Phase 2 study called PHOENIX, bardoxolone demonstrated a statistically significant increase from baseline in mean eGFR of 9.3 mL/min/1.73 m2 (p<0.0001) after 12 weeks of treatment in 31 patients with ADPKD.  Available historical data for 29 of these patients showed an average annual decline in eGFR of 4.8 mL/min/1.73 m2 in the three-year period prior to study entry.  The United States Food and Drug Administration (FDA) has provided us with written guidance that, in patients with ADPKD, an analysis of eGFR during the off-treatment period demonstrating an improvement versus placebo after one year of bardoxolone treatment may support accelerated approval, and an improvement versus placebo after two years of treatment may support full approval.  In May 2019, we began enrollment in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial studying the safety and efficacy of bardoxolone in approximately 300 patients with ADPKD.  The enrollment of new patients was temporarily paused in March of 2020 due to safety concerns related to the COVID-19 global pandemic, and the screening hold in FALCON was lifted in June 2020 at some sites.  The trial will enroll a broad range of patients from 18 to 70 years old with an eGFR between 30 to 90 mL/min/1.73 m².

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

Historical Development of Bardoxolone

Prior to our CARDINAL Phase 3 trial, clinical trials enrolling over 2,000 patients exposed to bardoxolone have demonstrated consistent, clinically meaningful improvement in kidney function across several disease states as measured by eGFR and other markers of kidney function.  Specifically, we have observed statistically significant increases in eGFR in all Phase 2 and Phase 3 clinical trials in numerous patient populations treated with bardoxolone, including patients with CKD caused by type 2 diabetes (T2D CKD), Alport syndrome, ADPKD, IgAN, T1D CKD, and FSGS.

We believe these data, in addition to the CARDINAL Phase 3 one-year data, support the potential for bardoxolone to delay or prevent dialysis, kidney transplant, and death in patients with Alport syndrome and other forms of CKD.

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

o	In BEACON, bardoxolone treatment resulted in a decreased number of kidney-related SAEs and ESKD events.
•	Statistically significant improvement in eGFR during the off-treatment period in BEAM, BEACON, the Phase 2 portion of CARDINAL at one year, and the Phase 3 portion of CARDINAL at one year.
o

The FDA has provided guidance to us and other sponsors that clinical trials with an eGFR benefit versus placebo during the off-treatment period may support approval in certain rare forms of CKD.  The FDA has provided guidance to us that, in patients with CKD caused by Alport syndrome or ADPKD, an eGFR benefit versus placebo during the off-treatment period after one year of bardoxolone treatment may support accelerated approval and after two years of bardoxolone treatment may support full approval.

o

We believe the eGFR benefit during the off-treatment period observed in these clinical trials demonstrates that bardoxolone treatment improved the structure of the kidney, modified the course of the disease, and may prevent or delay kidney failure and the need for dialysis or a kidney transplant.

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

As discussed above under “Regulatory Update-Omaveloxolone for Friedreich’s Ataxia,” the FDA will consider whether a crossover study of omaveloxolone using placebo patients from MOXIe Part 2 who were crossed over to omaveloxolone treatment in the MOXIe extension study could serve as additional confirmatory evidence.  If the FDA accepts the proposal, we could have completed data from the crossover study in the fourth quarter of this year.  Assuming that the crossover study data are sufficiently positive to provide confirmatory evidence, our plan would be to submit an NDA during the first quarter of 2021.  If the FDA rejects the proposal or if the data are not supportive, we will evaluate whether it is feasible to conduct a second pivotal study on FA patients as suggested by the FDA.  Regardless of the interaction with the FDA, we plan to pursue marketing approval outside of the United States.

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

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KKC, from sales of our securities, with secured loans, and most recently from a strategic financing from BXLS.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KKC, from the Development Agreement with BXLS, and from reimbursements of expenses under the terms of our agreement with KKC.  We have incurred losses in each year since our inception, other than in 2014. As of June 30, 2020, we had $610.4 million of cash and cash equivalents and an accumulated deficit of $827.0 million. We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payments from KKC, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potential commercialization of our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through June 30, 2020, we have incurred a total of $859.4 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

Currently, KKC has allowed us to conduct clinical studies of bardoxolone in certain rare forms of kidney diseases in Japan and has reimbursed us the majority of the costs for our CARDINAL study in Japan and is paying for the costs of a certain number of patients as the in-country caretaker in our FALCON study in Japan.  We reduced our expenses by $0.0 million and $0.3 million for KKC’s share of CARDINAL costs for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes our research and development expenses incurred:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(unaudited; in thousands)
Bardoxolone methyl	$9,736	$10,713	$23,653	$19,393
Omaveloxolone	8,313	5,676	14,942	11,479
RTA 901	750	719	1,961	1,055
RTA 1701	479	653	1,874	982
Other research and development expenses	17,505	11,793	42,006	22,759
Total research and development expenses	$36,783	$29,554	$84,436	$55,668

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

We anticipate that our general and administrative expenses will increase in the future as we prepare for our potential commercialization of our product candidates.  We have also incurred, and anticipate incurring in the future, increased expenses associated with being a public company, including exchange listing and SEC requirements, director and officer insurance premium, legal, audit and tax fees, compliance with the Sarbanes-Oxley Act, regulatory compliance programs, and investor relations costs.  Additionally, if and when we believe the first regulatory approval of one of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially for the sales and marketing of our product candidates.

Other Income (Expense), Net

Other income (expense) includes interest and gains earned on our cash and cash equivalents, interest expense on term loans, amortization of debt issuance costs, imputed interest on long term payables, loss on extinguishment of debt, foreign currency exchange gains and losses, gains and losses on sales of assets, and non-cash interest expense on liability related to the sale of future royalties.

(Benefit from) Provision for Taxes on Income

Provision for taxes on income consists of net loss, taxed at federal tax rates and adjusted for certain permanent differences.  We maintain a full valuation allowance against our net deferred tax assets.  Changes in this valuation allowance also affect the tax provision.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019 (unaudited)

The following table sets forth our results of operations for the three months ended June 30:

	2020	2019	Change $	Change %
	(in thousands)
Collaboration revenue
License and milestone	$1,169	$7,813	$(6,644)	(85)
Other revenue	1,904	20	1,884	**
Total collaboration revenue	3,073	7,833	(4,760)	(61)
Expenses
Research and development	36,783	29,554	7,229	24
General and administrative	16,600	11,706	4,894	42
Depreciation	284	232	52	22
Total expenses	53,667	41,492	12,175	29
Other income (expense), net	(16,990)	(701)	(16,289)	**
Loss before taxes on income	(67,584)	(34,360)	(33,224)	(97)
(Benefit from) provision for taxes on income	(3)	20	(23)	(115)
Net loss	$(67,581)	$(34,380)	$(33,201)	(97)
** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 38% and 100% of total revenue for the three months ended June 30, 2020 and 2019, respectively, and consisted primarily of the recognition of deferred revenue.  License and milestone revenue decreased by $6.6 million or 85% during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the Reacquisition Agreement in October 2019, which ended our performance obligations under the AbbVie Collaboration Agreement and resulted in the writing off of the related remaining deferred revenue balance, after which no further revenue was recognized.  Total revenue of $1.2 million was recognized during the three months ended June 30, 2020 from deferred revenue related to the KKC Agreement.

Other revenue increased by $1.9 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily due to $1.6 million in revenue recognized for reimbursements of expenses from KKC.

The following table summarizes the sources of our revenue for the three months ended June 30:

	2020	2019
	(in thousands)
License and milestone
AbbVie Collaboration Agreement	$—	$6,644
KKC Agreement	1,169	1,169
Total license and milestone	1,169	7,813
Other revenue	1,904	20
Total collaboration revenue	$3,073	$7,833

Expenses

The following table summarizes our expenses, as a percentage of total expenses, for the three months ended June 30:

	2020	% of Total Expenses	2019	% of Total Expenses
	(in thousands)
Research and development	$36,783	68%	$29,554	71%
General and administrative	16,600	31%	11,706	28%
Depreciation	284	1%	232	1%
Total expenses	$53,667		$41,492

Research and Development Expenses

Research and development expenses increased by $7.2 million, or 24%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.  The increase was primarily due to $8.5 million in increased personnel-related expenses related to the growth of our development activities and accelerated recognition of stock-based compensation expense from employees who entered into consulting agreements at the termination of employment; $1.6 million in increased manufacturing costs to support product registration offset by a decrease in clinical study expenses related to stopping the CATALYST study and its extension study; and $2.3 million in decreased medical affairs expenses.

Research and development expenses, as a percentage of total expenses, was 68% and 71% for the three months ended June 30, 2020 and 2019, respectively.  The decrease of 3% was primarily due to a proportionately larger increase in general and administrative expenses, which includes personnel and stock-based compensation expenses and rent and office expenses to support growth in our development and commercial readiness activities.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million, or 42%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily due to $6.1 million in increased personnel and stock-based compensation expenses, offset by a decrease of $0.6 million in marketing and commercialization expenses.

General and administrative expenses, as a percentage of total expenses, was 31% and 28%, for the three months ended June 30, 2020 and 2019, respectively.  The increase of 3% was primarily due to a proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net increased by $16.3 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.  The increase was primarily due to $11.2 million from loss on debt extinguishment, $3.2 million of additional interest expense attributable to additional borrowings under the Term B Loan drawn in December 2019 and the payable due to collaborator related to the Reacquisition Agreement in October 2019, and $1.2 million in decreased investment income due to declining interest rates.

(Benefit from) Provision for Taxes on Income

Benefit from taxes on income was immaterial for the three months ended June 30, 2020 and 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019 (unaudited)

The following table sets forth our results of operations for the six months ended June 30:

	2020	2019	Change $	Change %
	(in thousands)
Collaboration revenue
License and milestone	$2,338	$15,539	$(13,201)	(85)
Other revenue	2,088	64	2,024	**
Total collaboration revenue	4,426	15,603	(11,177)	(72)
Expenses
Research and development	84,436	55,668	28,768	52
General and administrative	37,387	21,744	15,643	72
Depreciation	562	401	161	40
Total expenses	122,385	77,813	44,572	57
Other income (expense), net	(20,804)	(1,301)	(19,503)	**
Loss before taxes on income	(138,763)	(63,511)	(75,252)	(118)
(Benefit from) provision for taxes on income	(22,243)	23	(22,266)	**
Net loss	$(116,520)	$(63,534)	$(52,986)	(83)
** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 53% and 100% of total revenue for the six months ended June 30, 2020, and 2019, respectively, and consisted primarily of the recognition of deferred revenue.  License and milestone revenue decreased by $13.2 million or 85% during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the Reacquisition Agreement in October 2019, which ended our performance obligations under the AbbVie Collaboration Agreement and resulted in the writing off of the related remaining deferred revenue balance, after which no further revenue was recognized.  Total revenue of $2.3 million was recognized during the six months ended June 30, 2020 from deferred revenue related to the KKC Agreement.

Other revenue increased by $2.0 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily due to $1.6 million in revenue recognized for reimbursements of expenses from KKC.

The following table summarizes the sources of our revenue for the six months ended June 30:

	2020	2019
	(in thousands)
License and milestone
AbbVie Collaboration Agreement	$—	$13,214
KKC Agreement	2,338	2,325
Total license and milestone	2,338	15,539
Other revenue	2,088	64
Total collaboration revenue	$4,426	$15,603

Expenses

The following table summarizes our expenses, as a percentage of total expenses, for the six months ended June 30:

	2020	% of Total Expenses	2019	% of Total Expenses
	(in thousands)
Research and development	$84,436	69%	$55,668	71%
General and administrative	37,387	30%	21,744	28%
Depreciation	562	1%	401	1%
Total expenses	$122,385		$77,813

Research and Development Expenses

Research and development expenses increased by $28.8 million, or 52%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.  The increase was primarily due to $21.7 million in increased personnel-related expenses related to the growth of our development activities and accelerated recognition of stock-based compensation expense as a result of the death of an executive and employees who entered into consulting agreements at the termination of employment; $9.9 million in increased manufacturing costs to support product registration and increased clinical, clinical pharmacology, and toxicity study expenses to support our registrational programs, as well as our RTA 901 and RTA 1701 programs, which were offset by a decrease in clinical study expenses related to stopping the CATALYST study and its extension study; and $2.7 million in decreased medical affairs and research expenses.

Research and development expenses, as a percentage of total expenses, was 69% and 71% for the six months ended June 30, 2020 and 2019, respectively.  The decrease of 2% was primarily due to a proportionately larger increase in general and administrative expenses, which includes personnel and stock-based compensation expenses and rent and office expenses to support growth in our development and commercial readiness activities.

General and Administrative Expenses

General and administrative expenses increased by $15.6 million, or 72%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.  The increase was primarily due to $14.2 million in increased personnel and stock-based compensation expenses, $0.6 million in increased insurance expenses, and $0.5 million in increased marketing and commercialization expenses.

General and administrative expenses, as a percentage of total expenses, was 30% and 28%, for the six months ended June 30, 2020 and 2019, respectively.  The increase of 2% was primarily due to a proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net increased by $19.5 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.  The increase was primarily due to $11.2 million from loss on debt extinguishment, $6.7 million of additional interest expense attributable to additional borrowings under the Term B Loan drawn in December 2019 and the payable due to collaborator related to the Reacquisition Agreement in October 2019, and $1.0 million in decreased investment income due to declining interest rates.

(Benefit from) Provision for Taxes on Income

Benefit from taxes on income increased by $22.2 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.  The increase was primarily due to a tax refund we have filed for under the provisions of the CARES Act.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, secured loans, and the sale of future royalties.  Through June 30, 2020, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $780.0 million from payments under license and collaboration agreements. We also obtained $944.7 million in net proceeds from our initial public offering, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, and $299.0 million in net proceeds from the sale of future royalties under the Development Agreement.  We also obtained $151.6 million in net proceeds from our Amended Restated Loan Agreement, which we paid off in June 2020.  We have not generated any revenue from the sale of any products.  As of June 30, 2020, we had available cash and cash equivalents of approximately $610.4 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the six months ended June 30:

	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(237,107)	$(61,441)
Investing activities	(384)	(2,092)
Financing activities	183,586	6,192
Net change in cash and cash equivalents	$(53,905)	$(57,341)

Operating Activities

Net cash used in operating activities was $237.1 million for the six months ended June 30, 2020, consisting primarily of a net loss of $116.5 million adjusted for non-cash items including stock-based compensation expense of $34.1 million, loss on extinguishment of debt of $11.2 million, depreciation and amortization expense of $4.7 million, and a net increase in operating assets and liabilities of $171.3 million.  The significant items in the change in operating assets that impacted our use of cash in operations were an increase in income tax receivable of $22.2 million and a decrease in payable to collaborators of $150.0 million for a payment made on June 30, 2020 under the Reacquisition Agreement.

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

Investing Activities

Net cash used in investing activities of $0.4 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively, were primarily due to capital expenditures in connection with an expansion of our office space and purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $183.6 million for the six months ended June 30, 2020, primarily due to $55.4 million and $293.6 million in funding received from the Purchase Agreement and Development Agreement with BXLS, respectively, and $1.8 million from options exercised, offset by $167.2 million to pay off our Term Loans.

Net cash provided by financing activities was $6.2 million for the six months ended June 30, 2019, were primarily due to option exercises.

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

On June 24, 2020, we closed on the Development Agreement and Purchase Agreement, each dated June 10, 2020, under which certain Blackstone entities paid us an aggregate of $350.0 million in exchange for future royalties on bardoxolone and an aggregate of 340,793 shares of our Class A common stock at $146.72 per share.

On June 24, 2020, we paid off our Term Loans with Oxford Finance LLC and Silicon Valley Bank, which included payments for principal of $155.0 million, prepayment fees of $5.4 million, exit fees of $6.7 million, and accrued and unpaid interest of $1.0 million.

On March 27, 2020, the United States enacted the CARES Act.  Under its provisions, for the six months ended June 30, 2020, we recognized a tax benefit and receivable of $22.1 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund.

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

On October 9, 2019, we and AbbVie entered into the Reacquisition Agreement pursuant to which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the AbbVie Collaboration Agreement.  In exchange for such rights, we will pay AbbVie $330.0 million, of which $100.0 million was paid as of December 31, 2019, $150.0 million was paid on June 30, 2020, and $80.0 million is payable on November 30,

2021.  We will also pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and an identified list of certain next-generation Nrf2 activators.  The termination of our deferred revenue balance will not have an impact on our cash flow.

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

Our longer term liquidity requirements will require us to raise additional capital, such as through additional equity, debt, or royalty financings or collaboration arrangements.  Our future capital requirements will depend on many factors, including the receipt of milestones under our KKC Agreement and the timing of our expenditures related to clinical trials.  We believe our existing cash and cash equivalents will be sufficient to enable us to fund our operations through the end of 2023.  However, we anticipate opportunistically raising additional capital before that time through equity offerings, collaboration or license agreements, additional debt, or royalty financings in order to maintain adequate capital reserves.  In addition, we may choose to raise additional capital at any time for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.  Decisions about the timing or nature of any financing will be based on, among other things, our perception of our liquidity and of the market opportunity to raise equity, debt, or royalty financing.  Additional securities may include common stock, preferred stock, or debt securities.  We may explore strategic collaborations or license arrangements for any of our product candidates.  If we do explore any arrangements, there can be no assurance that any agreement will be reached, and we may determine to cease exploring a potential transaction for any or all of the assets at any time.  If an agreement is reached, there can be no assurance that any such transaction would provide us with a material amount of additional capital resources.

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings, commercial loans, royalty financings, and collaboration or license transactions.  The outbreak of COVID-19 has caused significant disruption of global financial markets, which may reduce our ability to access capital, which could negatively affect our liquidity.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates.  If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock.  If we incur indebtedness or obtain royalty financing, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt or royalty financing could be secured by some or all of our assets.  Any of these events could significantly harm our business, financial condition, and prospects.  For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, under “Part II, Item 1A. Risk Factors.”

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
•

the costs associated with any potential loss or corruption of our information or data in a cyberattack on our computer systems or those of our suppliers, vendors, or collaborators who store or transmit our data;

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

Contractual Obligations and Commitments

As of June 30, 2020, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K for year ended December 31, 2019, except for those discussed below.

Below are our contractual obligations as of June 30, 2020 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(in thousands)
Operating lease obligations (1)	$3,787	$5,918	$—	$9,705
Payable to collaborators	—	80,000	—	80,000
Total contractual obligations	$3,787	$85,918	$—	$89,705
(1)

Total minimum future lease payments for the Plano build-to-suit lease have not commenced as of June 30, 2020. Therefore, such payments are not included in the consolidated financial statement, as we do not yet control the underlying assets.  The lease is expected to commence mid-2022 with initial lease term of 16 years.

The terms of the Development Agreement require us to pay potential future royalty payments based on product development success. The above table excludes such obligations as the amount and timing of such obligations are unknown or uncertain, which are further described in Note 5, Liability Related to Sale of Future Royalties, to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Clinical Trials

As of June 30, 2020, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

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

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019. During the three months ended June 30, 2020, we entered into the Development Agreement with an affiliate of BXLS.  As a result, we recorded a liability related to sale of future royalties that are based on our current estimate of future royalties expected to be paid over the estimated term of the Development Agreement and non-cash interest expense over the estimated term of the Development Agreement.  There have been no other changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $610.4 million at June 30, 2020, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect our businesses, financial condition, or future results.  Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.  There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, except as previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Thirteenth Amended and Restated Certificate of Incorporation, dated May 11, 2016 (incorporated by reference to Exhibit 3.7 to the Company’s Form S-1 (File No. 333-208843), filed with the SEC on May 16, 2016).

3.2	Second Amended and Restated Bylaws, dated as of December 7, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on December 7, 2016).

10.1*	First Amendment to Lease Agreement, dated as of May 27, 2020.

10.2†#*	Common Stock Purchase Agreement between the Company and BXLS V – River L.P, dated as of June 10, 2020.

10.3†#*	Development and Commercialization Funding Agreement between the Company and BXLS V – River L.P, dated as of June 10, 2020.

10.4+*	Fourth Amended and Restated Non-Employee Director Compensation Policy, dated as of June 10, 2020.

10.5+

Indemnification Agreement by and between the Company and Martin W. Edwards, dated as of August 3, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-37785), filed with the SEC on July 31, 2020).

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
†

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

#

Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and would likely cause competitive harm to the Company if publicly disclosed. An unredacted copy of this exhibit will be furnished to the Securities and Exchange Commission on a supplemental basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Chief Operating Officer, Chief Financial Officer, and Executive Vice President