Form 10-Q
period 2020-09-30
REATA PHARMACEUTICALS INC
filed 2020-11-09
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the registrant had 28,836,422 shares of Class A common stock, $0.001 par value per share, and 5,044,931 shares of Class B common stock, $0.001 par value per share, outstanding.

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

•	the success of competing therapies that are or may become available;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, contract development and manufacturing organizations, suppliers, and distributors;
•	our ability to maintain and establish collaborators with development, regulatory, and commercialization expertise;
•	our ability to attract and retain key scientific or management personnel;
•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations related to the use of our available cash;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress, and results of future preclinical studies and clinical trials, and our research and development programs;
•	the impact of governmental laws and regulations and regulatory developments in the United States and foreign countries;
•	developments and projections relating to our competitors and our industry;
•	the impact of the coronavirus disease (COVID-19) on our clinical trials, our supply chain, and our operations; and
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

Abbreviated Term	Defined Term
AbbVie	AbbVie Inc.
ADL	Activities of Daily Living questionnaire
ADPKD	Autosomal dominant polycystic kidney disease
AE	Adverse event
ALS	Amyotrophic lateral sclerosis
ASU	Accounting Standards Update
Bardoxolone	Bardoxolone methyl
BXLS	Blackstone Life Sciences, LLC
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CGIC	Clinical global impression of change
CKD	Chronic kidney disease
COVID-19	Coronavirus disease
CRO	Contract research organization
eGFR	Estimated glomerular filtration rate
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FARA	Friedreich’s Ataxia Research Alliance
FASB	Financial Accounting Standards Board
FDA	United States Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GFR	Glomerular filtration rate
IgAN	IgA nephropathy
IST	Investigator-Sponsored Trial
KKC	Kyowa Kirin Co., Ltd.
mFARS	Modified Friedreich’s Ataxia Rating Scale
NDA	New Drug Application
NYU	New York University Grossman School of Medicine
PGIC	Patient global impression of change
Registrational trial

An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required

SAE	Serious adverse event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$578,263	$664,324
Prepaid expenses and other current assets	6,566	4,952
Income tax receivable	22,203	—
Total current assets	607,032	669,276
Property and equipment, net	4,664	2,996
Other assets	1,301	10,148
Total assets	$612,997	$682,420
Liabilities and stockholders’ equity
Accounts payable	9,081	1,908
Accrued direct research liabilities	17,991	23,774
Other current liabilities	15,002	11,631
Current portion of payable to collaborators	—	150,000
Current portion of deferred revenue	4,688	4,701
Total current liabilities	46,762	192,014
Other long-term liabilities	2,820	6,982
Term loan, net of debt issuance costs	—	155,017
Liability related to sale of future royalties, net	304,663	—
Payable to collaborators, net of current portion	71,726	66,862
Deferred revenue, net of current portion	1,182	4,688
Total noncurrent liabilities	380,391	233,549
Commitments and contingencies
Stockholders’ equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 28,833,595 and 27,878,550 at September 30, 2020 and December 31, 2019, respectively	29	28
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 5,045,092 and 5,318,157 shares at September 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	1,078,279	967,317
Accumulated deficit	(892,469)	(710,493)
Total stockholders’ equity	185,844	256,857
Total liabilities and stockholders’ equity	$612,997	$682,420

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Collaboration revenue
License and milestone	$1,182	$7,898	$3,519	$23,437
Other revenue	219	344	2,308	409
Total collaboration revenue	1,401	8,242	5,827	23,846
Expenses
Research and development	37,183	32,279	121,620	87,948
General and administrative	18,314	14,283	55,701	36,027
Depreciation	289	258	851	659
Total expenses	55,786	46,820	178,172	124,634
Other income (expense), net	(11,164)	(1,078)	(31,967)	(2,380)
Loss before taxes on income	(65,549)	(39,656)	(204,312)	(103,168)
Benefit from (provision for) taxes on income	93	(38)	22,336	(60)
Net loss	$(65,456)	$(39,694)	$(181,976)	$(103,228)
Net loss per share—basic and diluted	$(1.94)	$(1.32)	$(5.45)	$(3.44)
Weighted-average number of common shares used in net loss per share basic and diluted	33,713,507	30,110,391	33,401,599	30,004,211

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2020
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	28,526,532	$29	5,058,319	$5	$1,058,606	$(827,013)	$231,627
Net loss	—	—	—	—	—	(65,456)	(65,456)
Compensation expense related to stock options	—	—	—	—	11,580	—	11,580
Exercise of options	—	—	293,836	—	8,093	—	8,093
Conversion of common stock Class B to Class A	307,063	—	(307,063)	—	—	—	—
Balance at September 30, 2020	28,833,595	$29	5,045,092	$5	$1,078,279	$(892,469)	$185,844

	Nine Months Ended September 30, 2020
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	27,878,550	$28	5,318,157	$5	$967,317	$(710,493)	$256,857
Net loss	—	—	—	—	$—	(181,976)	(181,976)
Compensation expense related to stock options	—	—	—	—	$45,684	—	45,684
Exercise of options	—	—	341,187	—	$9,879	—	9,879
Conversion of common stock Class B to Class A	614,252	1	(614,252)	—	$—	—	1
Issuance of Common Stock	340,793	—	—	—	55,399	—	55,399
Balance September 30, 2020	28,833,595	$29	5,045,092	$5	$1,078,279	$(892,469)	$185,844

	Three Months Ended September 30, 2019
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2019	24,466,407	$24	5,631,527	$6	$450,354	$(483,857)	$(33,473)
Net loss	—	—	—	—	—	(39,694)	(39,694)
Compensation expense related to stock options	—	—	—	—	5,380	—	5,380
Exercise of options	—	—	26,565	—	363	—	363
Conversion of common stock Class B to Class A	59,361	1	(59,361)	—	—	—	1
Balance at September 30, 2019	24,525,768	$25	5,598,731	$6	$456,097	$(523,551)	$(67,423)

	Nine Months Ended September 30, 2019
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	24,000,683	$24	5,728,175	$6	$435,452	$(420,323)	$15,159
Net loss	—	—	—	—	—	(103,228)	(103,228)
Compensation expense related to stock options	—	—	—	—	14,090	—	14,090
Exercise of options	—	—	395,641	—	6,448	—	6,448
Conversion of common stock Class B to Class A	525,085	1	(525,085)	—	—	—	1
Other shareholder transactions	—	—	—	—	107	—	107
Balance at September 30, 2019	24,525,768	$25	5,598,731	$6	$456,097	$(523,551)	$(67,423)

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30
	2020	2019
Operating activities
Net loss	$(181,976)	$(103,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	851	659
Amortization of debt issuance costs and implied interest	5,850	1,017
Non-cash interest expense on liability related to sale of future royalty	11,077	—
Stock-based compensation expense	45,684	14,090
Loss on extinguishment of debt	11,183	—
Gain on lease termination	(816)	—
Changes in operating assets and liabilities:
Income tax receivable	(22,203)	—
Prepaid expenses and other current assets and other assets	150	(1,879)
Accounts payable	7,033	(440)
Accrued direct research, other current, and long-term liabilities	(514)	11,442
Payable to collaborators	(150,000)	—
Deferred revenue	(3,519)	(23,437)
Net cash used in operating activities	(277,200)	(101,776)
Investing activities
Purchases of property and equipment	(539)	(2,420)
Net cash used in investing activities	(539)	(2,420)
Financing activities
Proceeds from issuance of common stock, net	55,398	—
Payments on long-term debt	(167,170)	—
Exercise of options	9,879	6,448
Proceeds from sale of future royalties, net	293,571	107
Net cash provided by financing activities	191,678	6,555
Net decrease in cash and cash equivalents	(86,061)	(97,641)
Cash and cash equivalents at beginning of year	664,324	337,790
Cash and cash equivalents at end of period	$578,263	$240,149
Supplemental disclosures
Cash paid for interest	$8,021	$6,226
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$8,262
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$2,282	$145

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below with respect to the Company’s liability related to the sale of future royalties and as noted within the “Recent Accounting Pronouncements – Recently Adopted Accounting Pronouncements” section.

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

Fair Value Measurements

The Company categorizes its financial instruments measured at fair value into a three-level fair value hierarchy that prioritizes the inputs used in determining the fair value of the asset or liability. The three levels of the fair value hierarchy are as follows:

•

Level 1 - Financial instruments that have values based on unadjusted quoted prices for identical assets or liabilities in an active market which the Company has the ability to access at the measurement date.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  This update requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset.  This guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company adopted this standard on January 1, 2020 and its adoption did not have material impact to the Company’s consolidated financial statements and related disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The Board issued this Update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness.  The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items.  ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020.  Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

On October 9, 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the AbbVie Collaboration Agreement.  In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, of which $100.0 million was paid as of December 31, 2019, $150.0 million was paid on June 30, 2020, and $80.0 million will be payable on November 30, 2021.  Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators. The Company recognized interest expense related to the Reacquisition Agreement of approximately $1.7 million and $0 million, during the three months ended September 30, 2020 and 2019, respectively, and $4.9 million and $0 million, during the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020, the Company’s payable to collaborators was $80.0 million, with a present value of $71.7 million.

The execution of the Reacquisition Agreement ended our performance obligations under the AbbVie Collaboration Agreement and included the write off of the remaining related deferred revenue balance, after which no further revenue was recognized.  Accordingly, there was no revenue recognized in 2020.  The Company recognized revenue related to the AbbVie Collaboration Agreement totaling approximately $6.7 million and $19.9 million during the three and nine months ended September 30, 2019, respectively. The deferred revenue balance was $0 million as of September 30, 2020.

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

The up-front payment and regulatory milestones are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2021, which is the estimated minimum period that is needed to complete the deliverables under the terms of the KKC Agreement.  The Company began recognizing revenue related to the up-front payment upon execution of the KKC Agreement. The Company recognized collaboration revenue totaling approximately $1.2 million during each of the three months ended September 30, 2020 and 2019 and $3.5 million during each of the nine months ended September 30, 2020 and 2019.  As of September 30, 2020, the

Company recorded deferred revenue totaling approximately $5.9 million of which approximately $4.7 million is reflected as the current portion of deferred revenue.

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

On June 24, 2020, the Company paid off the total outstanding balance of the Term Loans prior to the maturity date.  The payoff consisted of (i) the outstanding principal balance of $155.0 million, (ii) exit fees of $6.7 million, which has been partially accrued up to the date of repayment, (iii) prepayment fees of $5.4 million, and (iv) accrued and unpaid interest of $1.0 million. At the time of payoff, all liabilities and obligations under the Amended Restated Loan Agreement were terminated. In connection with the payoff of the Term Loans, the Company recorded a loss on extinguishment of debt of $11.2 million in the nine months ended September 30, 2020.

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

The Company concluded that there were two units of accounting for the consideration received, comprised of the liability related to the sale of future royalties and the common shares.  The Company allocated the $300.0 million from the Development Agreement and $50.0 million from the Purchase Agreement between the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $294.2 million, which includes $0.8 million in transaction costs incurred, in transaction consideration to the liability, and $55.5 million to the common shares.  The Company determined the fair value of the common shares based on the closing stock price on the June 24, 2020, the closing date of the Development Agreement. The effective interest rate under the Development Agreement, including transaction costs, is approximately 13.8%.

The following table shows the activity within the liability related to sale of future royalties for the nine months ended September 30, 2020:

Liability Related to Sale of Future Royalties
(in thousands)
Transaction date balance	$294,454
Non-cash interest expense recognized, net of transaction cost amortization	11,077
Balance at September 30, 2020	305,531
Less: Unamortized transaction cost	(868)
Carrying value at September 30, 2020	$304,663

6. Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Other income (expense), net
Investment income	$104	$1,311	$2,660	$4,812
Interest expense	(1,671)	(2,389)	(13,183)	(7,199)
Non-cash interest expense on liability related to sale of future royalty	(10,413)	—	(11,077)	—
Other income (expense)	816	—	(10,367)	7
Total other income (expense), net	$(11,164)	$(1,078)	$(31,967)	$(2,380)

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

Other Income (Expense)

Other income (expense) consists primarily of gains and losses on foreign currency exchange, sales of assets, extinguishment of debt, and lease termination.

In June 2020, the Company paid off the Term Loans and recorded a loss on the extinguishment of debt of $11.2 million, which consisted primarily of prepayment fees, exit fees and unamortized debt issuance costs.

In September 2020, the Company’s sublease agreement for its offices in Plano, Texas was terminated, resulting in recognition of a $0.8 million gain on lease termination.  See Note 7, Leases, of Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

7. Leases

The Company’s headquarters are located in Plano, Texas, where it leases approximately 122,000 square feet of office space.  On September 2, 2020, the Company’s sublease agreement for its offices in Plano, Texas (the Sublease Agreement), was terminated due to the bankruptcy filing of its lessor. In connection with the termination, the Company was relieved from its obligations under the Sublease Agreement and derecognized the right-of-use asset of approximately $5.7 million and operating lease liabilities of approximately $6.5 million as of September 30, 2020, which resulted in a gain on lease termination of $0.8 million recorded in the three and nine months ended September 30, 2020.  On October 1, 2020, the Company entered into a lease agreement with the owner of its offices in Plano, Texas (the Plano Lease Agreement), with lease terms extending through June 30, 2022 with an option to renew up to three months.  The Company will record approximately $4.8 million as a right-of-use asset and operating lease liabilities in October 2020.

The Company leases additional office and laboratory space of approximately 34,890 square feet located in Irving, Texas, with lease terms extending through April 30, 2022 with an option to renew up to four successive three-month periods.

The Company has an additional lease of a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years.  The Company entered into the lease agreement on October 15, 2019 (the Lease Agreement), and at the Company’s

option, it may renew the lease for two consecutive five-year renewal periods or one ten-year renewal period.  The Company does not have control of the space or the construction prior to completion of construction.  Therefore, no right-of-use or lease liabilities were recorded in connection with the Lease Agreement as of September 30, 2020.  Under the First Amendment to the Lease Agreement executed in May 2020, the landlord will fund the Company’s leasehold improvements up to $31.3 million, of which the Company has recorded a leasehold incentive obligation of approximately $2.1 million as other long-term liabilities as of September 30, 2020.

At September 30, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 9.6% and 2.1 years, respectively.  During the three and nine months ended September 30, 2020, cash paid for amounts included for the measurement of lease liabilities was $0.7 million and $2.7 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded operating lease expense of $1.0 million and $2.8 million, respectively.  The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities in the consolidated statements of cash flows.

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Classification	As of September 30, 2020
		(in thousands)
Non-current right-of-use assets	Other assets	$1,167
Current lease liabilities	Other current liabilities	564
Non-current lease liabilities	Other long-term liabilities	705

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of September 30, 2020
(in thousands)
2020 (remaining three months)	$164
2021	667
2022	574
Total lease payments	1,405
Less: Imputed interest	(136)
Present value of lease liabilities	$1,269

8. Income Taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and to provide assistance to individuals, families, and businesses affected by COVID-19.  Accordingly, under its provisions, for the nine months ended September 30, 2020, the Company recognized a tax benefit and receivable of $22.1 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund.

For the three months ended September 30, 2020, the Company’s effective tax rate was a benefit of 0.1% compared to an expense of 0.1% for the three months ended September 30, 2019.  The Company’s effective tax rate for the three months ended September 30, 2020 varies with the statutory rate primarily due to valuation allowances on deferred taxes.  For the nine months ended September 30, 2020, the Company’s effective tax rate was a benefit of 10.9% compared to an expense of 0.1% for the nine months ended September 30, 2019.  The Company’s effective tax rate for the nine months ended September 30, 2020 varies with the statutory rate primarily due to the favorable impact associated with the CARES Act and changes in the valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  The Company’s deferred tax assets for the United States have been fully offset by a valuation allowance at September 30, 2020, and the Company expects to maintain this valuation allowance until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

9. Stock-Based Compensation

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in thousands)
Research and development	$4,279	$1,885	$23,322	$5,235
General and administrative	7,301	3,495	$22,362	8,855
	$11,580	$5,380	$45,684	$14,090

Restricted Stock Units (RSUs)

The following table summarizes RSUs as of September 30, 2020, under the Second Amended and Restated Long Term Incentive Plan (LTIP Plan) agreement:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	50,000	$72.70
Granted	41,776	$163.31
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2020	91,776	$113.94

As of September 30, 2020, the performance targets for the performance-based RSUs have not been met. Accordingly, the total unrecognized stock-based compensation expense related to these performance-based RSUs is approximately $4.2 million. As of September 30, 2020, the Company recognized $0.7 million in compensation expense related to time-based RSUs.

Stock Options

The following table summarizes stock option activity as of September 30, 2020, and changes during the nine months ended September 30, 2020, under the LTIP and standalone option agreements:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2020	4,038,949	$41.24
Granted	1,045,699	$199.49
Exercised	(341,187)	$29.67
Forfeited	(183,209)	$95.97
Expired	(250)	$207.20
Outstanding at September 30, 2020	4,560,002	$76.19
Exercisable at September 30, 2020	2,244,139	$38.84

Stock-based compensation expense for the three and nine months ended September 30, 2020, included accelerated recognition of expense due to modifications of outstanding stock options as a result of the death of an executive and employees who entered into consulting agreements at the termination of employment, which were considered to be non-substantive services. Accordingly, the Company recognized $0.0 million and $10.0 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, the Company has approximately 288,000 shares of performance-based stock options for which the performance targets have not been met.  Accordingly, the total unrecognized stock-based compensation expense related to these performance-based stock options is approximately $34.1 million.

The total intrinsic value of all outstanding options and exercisable options at September 30, 2020 was $203.6 million and $142.3 million, respectively.

10. Commitments and Contingencies

Litigation

From time to time, the Company is a party to legal proceedings in the course of its business, including the matters described below.  The claims and legal proceedings in which the Company could be involved include challenges to the scope, validity or enforceability of patents relating to its product candidates, and challenges by it to the scope, validity or enforceability of the patents held by others.  These may include claims by third parties that the Company infringes their patents.  The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain.  In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities.  If the Company were unable to prevail in any such legal proceedings, its business, results of operations, liquidity and financial condition could be adversely affected.  The Company recognizes accruals for litigations to the extent that it can conclude that a loss is both probable and reasonably estimable and recognizes legal expenses as incurred.

Patel Litigation

On October 15, 2020, Toshif Patel filed a complaint for alleged violation of federal securities laws against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Eastern District of Texas.  The complaint purports to bring a federal securities class action on behalf of a class of persons who acquired the Company’s common stock between October 15, 2019 and August 7, 2020.  The complaint alleges, among other things, that the defendants made false and misleading statements regarding the sufficiency of its MOXIe Part 2 study results to support a single study marketing approval of omaveloxolone for the treatment of FA in the United States.  The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified compensatory damages and interest, costs, and expenses, including counsel fees and expert fees.

The Company believes that the allegations contained in the complaint are without merit and intends to defend the case vigorously.  The Company cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.

11. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Numerator
Net loss	$(65,456)	$(39,694)	$(181,976)	$(103,228)
Denominator
Weighted-average number of common shares used in net loss per share – basic	33,713,507	30,110,391	33,401,599	30,004,211
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	33,713,507	30,110,391	33,401,599	30,004,211
Net loss per share – basic	$(1.94)	$(1.32)	$(5.45)	$(3.44)
Net loss per share – diluted	$(1.94)	$(1.32)	$(5.45)	$(3.44)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,560,002 and 4,272,757 shares as of September 30, 2020 and 2019, respectively.

12. Subsequent Events

See Note 7, Leases, of Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Recent Key Developments

Bardoxolone for CKD Caused by Alport Syndrome

On November 9, 2020, we announced that the Phase 3 CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome met its primary and key secondary endpoints at the end of Year 2.  At Week 100, in the intent-to-treat (ITT) population, which included eGFR values for patients who either remained on or have discontinued study drug, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean change from baseline in estimated glomerular filtration rate (eGFR) of 7.7 mL/min/1.73 m2 (p=0.0005). In the modified ITT (mITT) analysis, which assessed the effect of receiving treatment by excluding values after patients discontinued treatment, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean change from baseline in eGFR at Week 100 of 11.3 mL/min/1.73 m2 (p<0.0001).  At Week 104 (four weeks after last dose in second year of treatment), patients in the ITT population treated with bardoxolone had a statistically significant improvement compared to placebo in mean change from baseline in eGFR of 4.3 mL/min/1.73 m2 (p=0.023).  Bardoxolone treatment was generally reported to be well-tolerated.  Based on these positive results and following a recently completed pre-NDA meeting with the U.S. Food and Drug Administration (FDA), we plan to proceed with the submission of an NDA for full marketing approval in the United States in the first quarter of 2021.  We also plan to pursue marketing approval outside of the United States and work has commenced on preparations to file for marketing approval in Europe.

Additionally, we provided data on kidney function from patients with Alport syndrome from EAGLE, a long-term extension study of bardoxolone in patients with rare forms of CKD.  Change from baseline in eGFR has been assessed for 14 patients with Alport syndrome who were treated with bardoxolone for three years, with four-week off-treatment periods occurring at Weeks 48 and 100.  Bardoxolone treatment resulted in a mean increase from baseline in eGFR of 11.5 mL/min/1.73 m2 at Year 1, 13.3 mL/min/1.73 m2 at Year 2, and 11.0 mL/min/1.73 m2 at Year 3.

Omaveloxolone for Friedreich’s Ataxia

As previously announced, at a Type C meeting, the FDA provided us guidance that although it does not have any concerns with the reliability of the modified Friedreich’s Ataxia Rating Scale (mFARS) primary endpoint results from the registrational Part 2 of the MOXIe trial (Part 2) of omaveloxolone in FA patients, it was not convinced that the results from Part 2 support a single study approval.  The FDA stated that we will need to conduct a second pivotal trial that confirms the mFARS results of Part 2 with a similar magnitude of effect.  As an alternative, Reata proposed a second study (the Baseline-Controlled Study, previously called the crossover study) in which patients serve as their own controls, and changes in mFARS during the pre-treatment period in either Part 1 or Part 2 of the MOXIe study are compared to changes in mFARS during the treatment period in the open-label extension study (MOXIe Extension).  The design of the Baseline-Controlled Study was discussed and agreed upon by external experts and Reata, and the statistical analysis plan (SAP) was submitted to the FDA prior to conducting the analysis contemplated by the proposed plan.  The FDA acknowledged it would consider the study design but, to date, it has not provided comments on the study design.

The Baseline-Controlled Study met its primary endpoint of paired difference in annualized mFARS slope with a statistically significant 3.76 point improvement (p=0.0022) between the treatment and pre-treatment periods in the primary analysis population.  Further, all sensitivity analyses of the primary analysis showed a significant treatment effect.  Thus, we believe that the results of the Baseline-Controlled Study support the positive mFARS results of Part 2 and provide additional evidence of the effectiveness of omaveloxolone in FA.

We completed the Baseline-Controlled Study in October 2020 and provided the results to the FDA.  The FDA confirmed that it will review the study results and may request a meeting with us to discuss the conclusions of its review.  If the FDA views these results as sufficient to increase the persuasiveness of data from Part 2, our plan would be to submit an NDA in mid-2021.  However, there can be no assurance that the FDA will accept the design of the Baseline-Controlled Study or view these results as sufficient, in which case we will determine next steps, including whether it is feasible to conduct a second pivotal study in patients with FA as previously suggested by the FDA.  At present, we plan to pursue marketing approval outside of the United States and work has commenced on preparations to file for marketing approval in Europe.

Background: Our Programs

The following chart outlines each of our programs by indication and phase:

In addition, KKC, our strategic collaborator in CKD, is currently conducting its registrational trial of bardoxolone in diabetic (type 1 and 2) CKD in Japan.  KKC completed patient enrollment in this trial in June 2019 and expects to have topline data in the first half of 2022.

NYU has initiated an Investigator-Sponsored Trial (IST) (Phase 2/3 trial) of bardoxolone in COVID-19 patients called BARCONA.

*NDA submission planned in first quarter 2021

**See discussion below under “Regulatory Update on Omaveloxolone for Friedreich’s Ataxia”

Clinical Studies Adapted for Continuity During COVID-19

As the coronavirus disease (COVID-19) emerged as a pandemic with serious public health implications during the first quarter of 2020, we undertook a series of measures to protect the health and safety of patients and health care workers involved in our ongoing clinical studies, while maintaining the conduct of our studies in accordance with guidance provided by the FDA and the European Medicines Agency.  For example, we have implemented the use of at-home visits as an alternative to in-clinic visits when necessary to collect blood draws and to assess patient safety and arranged for home delivery of the study drug to patients.  We issued an addendum to the SAP to accommodate COVID-19 impact.  We continue to utilize these measures to ensure continued access to drug treatment and appropriate safety monitoring.

Bardoxolone Development Programs

We are developing bardoxolone for the treatment of patients with certain rare forms of CKD, including Alport syndrome, ADPKD, and other rare forms of CKD that, in the aggregate, affect more than 700,000 patients in the United States.  CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood, called the glomerular filtration rate (GFR).  When GFR drops below approximately 15 mL/min/1.73 m2, patients develop end-stage kidney disease (ESKD) and require dialysis or a kidney transplant to survive.  Dialysis leads to a reduced quality of life and increases the likelihood of serious and life-threatening complications.  The five-year survival rate for hemodialysis patients is only approximately 42%.

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

On November 9, 2020, we announced that the Phase 3 CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome met its primary and key secondary endpoints at the end of Year 2.  At Week 100, in the ITT population, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean change from baseline in eGFR of 7.7 mL/min/1.73 m2 (p=0.0005).  Patients treated with bardoxolone experienced a mean change from baseline in eGFR of -0.8 mL/min/1.73 m2, while patients treated with placebo experienced a mean change from baseline in eGFR of -8.5 mL/min/1.73 m2.  In the mITT analysis, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean change from baseline in eGFR at Week 100 of 11.3 mL/min/1.73 m2 (p<0.0001).  In the mITT analysis, patients treated with bardoxolone experienced a mean increase from baseline in eGFR of 1.7 mL/min/1.73 m2, while patients treated with placebo experienced a mean decline from baseline in eGFR of -9.6 mL/min/1.73 m2.  At Week 104 (four weeks after last dose in second year of treatment), patients in the ITT population treated with bardoxolone had a statistically significant improvement compared to placebo in mean change from baseline in eGFR of 4.3 mL/min/1.73 m2 (p=0.023).  Patients treated with bardoxolone experienced a mean change from baseline in eGFR of -4.5 mL/min/1.73 m2, while patients treated with placebo experienced a mean change from baseline in eGFR of -8.8 mL/min/1.73 m2.

Efficacy was observed across multiple subgroups at Week 100 and Week 104, including pediatric patients and patients with different genetic subtypes of Alport syndrome.  The largest treatment effect at Week 104 was observed in the pediatric subgroup where the difference between treatment groups was 14.6 mL/min/1.73 m2 (p=0.004).  The risk of kidney failure events (defined as ESKD, confirmed 30% eGFR decline, or confirmed eGFR < 15

mL/min/1.73 m2) was reduced by approximately 50% in bardoxolone-treated patients (9 patients versus 17 patients in placebo, with a hazard ratio of 0.49 and a p-value of 0.086).

Bardoxolone was generally reported to be well tolerated in this study, and the safety profile was similar to that observed in prior trials.  Seventy-five patients (97%) receiving bardoxolone and 77 patients (96%) receiving placebo experienced an adverse event (AE).  Ten patients (13%) receiving bardoxolone and four patients (5%) receiving placebo discontinued study drug due to an AE, and no individual AE contributed to more than two discontinuations in either group.  The reported AEs were generally mild to moderate in intensity, and the most common AEs observed more frequently in patients treated with bardoxolone compared to patients treated with placebo were muscle spasms and increases in aminotransferases, and are thought to be associated with the pharmacology of the drug.

Eight patients (10%) receiving bardoxolone and 15 patients (19%) receiving placebo experienced a treatment-emergent serious adverse event (SAE).  No SAEs were reported in pediatric patients treated with bardoxolone.  No fluid overload or major adverse cardiac events were reported in patients treated with bardoxolone.  Blood pressure was not significantly different between the two groups.  The urinary albumin-to-creatinine ratio (UACR) was not significantly different between treatment groups at Week 100 or Week 104.  Non-kidney symptoms associated with Alport syndrome, including psychiatric, hearing, vestibular, and ocular AEs, occurred less frequently in bardoxolone-treated patients.

We also reported results from the EAGLE study, in which the change from baseline in eGFR was assessed for 14 patients with Alport syndrome who were treated with bardoxolone for three years (two years in CARDINAL and one year in EAGLE), with four-week off treatment periods occurring at Weeks 48 and 100.  Bardoxolone treatment resulted in a mean increase from baseline in eGFR of 11.5 mL/min/1.73 m2 at Year 1, 13.3 mL/min/1.73 m2 at Year 2, and 11.0 mL/min/1.73 m2 at Year 3.

We recently completed the previously announced pre-NDA meeting with the FDA to discuss the NDA submission content and plans.  Based on that meeting and the FDA’s responses and the subsequently announced positive results of the Year 2 data of the CARDINAL Phase 3 study, we plan to proceed with an NDA filing for full marketing approval of bardoxolone in patients with CKD caused by Alport syndrome in the first quarter of 2021.  We will also continue preparations to file for marketing approval in Europe.

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

In a Phase 2 study called PHOENIX, bardoxolone demonstrated a statistically significant increase from baseline in mean eGFR of 9.3 mL/min/1.73 m2 (p<0.0001) after 12 weeks of treatment in 31 patients with ADPKD.  Available historical data for 29 of these patients showed an average annual decline in eGFR of 4.8 mL/min/1.73 m2 in the three-year period prior to study entry.  The FDA has provided us with written guidance that, in patients with ADPKD, an analysis of eGFR during the off-treatment period demonstrating an improvement versus placebo after one year of bardoxolone treatment may support accelerated approval, and an improvement versus placebo after two years of treatment may support full approval.  In May 2019, we began enrollment in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial studying the safety and efficacy of bardoxolone in approximately 300 patients with ADPKD.  The trial will enroll a broad range of patients from 18 to 70 years old with an eGFR between 30 to 90 mL/min/1.73 m².  The enrollment of new patients was temporarily paused in March of 2020 due to safety concerns related to the COVID-19 global pandemic.  We began to lift the screening hold in FALCON in June 2020, and currently, most sites are able to screen and randomize patients.  The measures we implemented to the conduct of FALCON in response to COVID-19 have been effective, and we anticipate no meaningful impact on data integrity due to COVID-19.

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

Bardoxolone in Patients with CKD at Risk of Rapid Progression

We plan to evaluate the potential effect of bardoxolone in CKD patients at risk of rapid disease progression.  This double-blind placebo-controlled Phase 2 trial is currently being developed to evaluate the efficacy and safety of bardoxolone in patients with CKD secondary to a variety of etiologies who are at risk of rapid progression.  The study will require patients to have at least one of several risk factors for rapid progression of kidney disease prior to study enrollment.  Patients with eGFR as low as 20 and as high as 60 mL/min/1.73 m2 will be enrolled in the study and the treatment duration will be 12 weeks.

Investigator-Sponsored BARCONA Study of Bardoxolone in Patients with COVID-19

Researchers at NYU Grossman School of Medicine (NYU) have initiated an IST, known as BARCONA, to study the effect of bardoxolone in patients suffering from COVID-19.  Serious complications of COVID-19 are caused by excessive, systemic inflammation, which can result in dysfunction of the lungs, kidneys, and other organs.  Acute kidney injury has been reported to occur in up to 28% of all hospitalized COVID-19 patients, and in up to 72% of patients who do not survive COVID-19.  Bardoxolone and its analogs have demonstrated anti-inflammatory activity in animal models of acute lung and kidney injury, have increased survival in models of systemic inflammation, have been shown to suppress replication of several types of viruses and have shown improvements in kidney function in multiple clinical trials that enrolled over 3,000 patients with various forms of CKD where approximately 1,800 were exposed to bardoxolone treatment.

The Phase 2 BARCONA study is a randomized, double-blind trial that will enroll approximately 40 patients with a primary endpoint of safety and treatment duration of up to 29 days in hospitalized patients.  Major exclusion criteria include patients who are intubated and on invasive mechanical ventilation for three or more days, prior hospitalization for heart failure, or eGFR <30 mL/min/1.73 m2.  To further mitigate any safety risk, the trial was designed to pause after the enrollment of five patients to assess safety.  The first five patients were enrolled, and the Executive Steering Committee reviewed the blinded safety data and decided to continue with enrollment.  As with all trials conducted at NYU, the trial will be overseen by a Data Safety Monitoring Board that meets every other week.

We were involved in the design of the trial, have a member on the study’s executive steering committee, and are providing drug supply, as requested by NYU.  Any further enrollment in a potential Phase 3 trial will be gated based on an assessment of Phase 2 safety and activity, as well as feasibility of conducting a Phase 3 trial.

Historical Development of Bardoxolone

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

We believe these data, in addition to the CARDINAL Phase 3 Year 2 data, support the potential for bardoxolone to delay or prevent dialysis, kidney transplant, and death in patients with Alport syndrome and other forms of CKD.

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
o

Statistically significant improvement in eGFR during the off-treatment period in BEAM, BEACON, the Phase 2 portion of CARDINAL at Year 1, and the Phase 3 portion of CARDINAL at Year 2.  We believe the eGFR benefit during the off-treatment period observed in these clinical trials demonstrates that bardoxolone treatment improved the structure of the kidney, modified the course of the disease, and may prevent or delay kidney failure and the need for dialysis or a kidney transplant.

Programs in Neurological Diseases

Omaveloxolone in FA

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder that is normally diagnosed during adolescence and can lead to premature death.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation and wheelchair reliance.  Symptoms generally occur in children, with patients requiring a wheelchair by their teens or early twenties.  FA affects approximately 5,000 children and adults in the United States and 22,000 individuals globally.  There are currently no approved therapies to treat FA.

Regulatory Update on Omaveloxolone for Friedreich’s Ataxia

Our Phase 2 trial, called MOXIe, was a two-part, international, multi-center, randomized, double-blind, placebo-controlled registrational trial that studied the safety and efficacy of omaveloxolone in patients with FA. Additionally, patients who completed the study and met eligibility requirements could participate in the MOXIe Extension during which investigators and patients remained blinded to prior treatment assignments. In October 2019, we announced that Part 2 in patients with FA met its primary endpoint of change in mFARS relative to placebo after 48 weeks of treatment.  Patients treated with omaveloxolone (150 mg/day) demonstrated a statistically significant, placebo-corrected 2.40 point mean improvement (decrease) in mFARS after 48 weeks of treatment (p=0.014).  Patients treated with omaveloxolone demonstrated improvement relative to placebo in every subcategory measured under mFARS.  Omaveloxolone treatment was generally reported to be well-tolerated.

Following the announcement of the positive data from Part 2 in October 2019, we have planned, subject to discussion with the FDA, to proceed with a submission for marketing approval of omaveloxolone for the treatment of FA in the United States. As previously announced, at a Type C meeting, the FDA provided us guidance that, although it does not have any concerns with the reliability of the mFARS primary endpoint results in Part 2, it was not convinced that the results from Part 2 support a single study approval.  The FDA stated that we will need to conduct a second pivotal trial that confirms the mFARS results of Part 2 with a similar magnitude of effect. As an alternative, Reata proposed the Baseline-Controlled Study in which patients served as their own controls by comparing their treatment period during the MOXIe Extension with their pre-treatment period in either Part 1 of the MOXIe study (Part 1) or Part 2. The design of the Baseline-Controlled Study was discussed and agreed upon by external experts and Reata, and the SAP was submitted to the FDA prior to conducting the analysis contemplated by the proposed plan.  The FDA acknowledged it would consider the study design but, to date, it has not provided comments on the study design.

Baseline-Controlled Study Results

The Baseline-Controlled Study evaluated the efficacy of omaveloxolone treatment using a baseline-controlled analysis design from patients in Part 1 and patients assigned to the placebo-arm of Part 2 who were enrolled in the MOXIe Extension.  Efficacy was assessed by comparing the annualized rate of change in mFARS during the pre-treatment period to the annualized rate of change in mFARS during the treatment period for patients who received approximately 48 weeks of omaveloxolone in the MOXIe Extension (the paired difference). The pre-treatment period for Part 1 patients is the period from enrollment in Part 1 to enrollment in the MOXIe Extension.  The pre-treatment period for Part 2 patients is the 48-week treatment period, during which they received placebo in Part 2.

The primary efficacy analyses were analyzed according to a statistical hierarchy. The primary analysis population included Part 1 and Part 2 patients without pes cavus who had an mFARS assessment at Week 48 of the MOXIe Extension. The Part 2 placebo population was then analyzed separately followed by the Part 1 population.

The Baseline-Controlled Study demonstrated statistically significant evidence of efficacy (p=0.0022) for the primary endpoint of the paired difference in annualized mFARS slopes between the treatment and pre-treatment periods in the primary analysis population (Table 1, Hierarchy 1). Evaluation of the data for patients from Part 2 and Part 1, separately, also demonstrated a statistically significant treatment effect, consistent with the primary analysis of the Baseline-Controlled Study and Part 2. All three analysis populations, including the primary analysis population, the Part 2 placebo population, and the Part 1 population, on average, demonstrated worsening (positive slope) during the pre-treatment period and an improvement (negative slope) during the treatment period. There was no significant difference between the paired differences of patients from Part 1 and Part 2 (two-sample t-test, p=0.53), confirming suitability for pooling for the primary analysis population (Part 1 and Part 2 combined).

Table 1:          Analyses of Annualized Rate of Change in mFARS

Hierarchy	Analysis Population	Pre-treatment Mean (SE)	Treatment Mean (SE)	Paired Difference Mean (SE)	p-value
1	Primary Population (n=34)	2.28 (0.49)	-1.47 (0.96)	-3.76 (1.13)	0.0022
2	Part 2 Placebo (n=14)	2.84 (1.05)	-1.79 (1.56)	-4.62 (1.89)	0.029
3	Part 1 (n=20)	1.90 (0.40)	-1.26 (1.25)	-3.15 (1.43)	0.040

Sensitivity analyses were performed to assess multiple alternate methods for calculating slope and comparing treatment and pre-treatment periods. Additionally, analyses were performed using the all enrolled population, which included patients with and without pes cavus. All of these analyses consistently demonstrated a significant treatment effect and upheld the conclusion of the primary analysis.

In conclusion, the Baseline-Controlled Study met its primary endpoint of paired difference in annualized mFARS slope with a statistically significant paired difference between the treatment and pre-treatment periods in the primary analysis population of a 3.76 improvement (p=0.0022), and all sensitivity analyses of the primary analysis showed a significant treatment effect. Thus, we believe that the results of the Baseline-Controlled Study, which utilized patients as their own control, support the positive mFARS results of Part 2 and provide evidence of the effectiveness of omaveloxolone in FA.

We completed the Baseline-Controlled Study in October 2020 and provided the results to the FDA.  The FDA confirmed that it will review the study results after which it may request a meeting with us to discuss the conclusions of its review.  Assuming that the FDA views these results as sufficient to increase the persuasiveness of data from Part 2, our plan would be to submit an NDA in mid-2021.  However, there can be no assurance that the FDA will accept the design of the Baseline-Controlled Study or view these results as sufficient to support submission of an NDA for approval of omaveloxolone without the conduct of a second study.  In that event, we will determine next steps, including whether it is feasible to conduct a second pivotal study in FA patients to confirm the results of Part 2 as previously suggested by the FDA.  At present, we plan to pursue marketing approval outside of the United States and work has commenced on preparations to file for marketing approval in Europe.

Recent FA Data Presentations/ Publications

In September 2020, additional data analyses from Part 2 were presented at the American Academy of Neurology’s Emerging Science conference and the FARA 2020 Biomarker & Clinical Endpoint Meeting by Dr. David Lynch, M.D., Ph.D. Dr. Lynch is an attending physician at the Children’s Hospital of Philadelphia, professor of neurology at the Perelman School of Medicine at the University of Pennsylvania, and the principal investigator of the MOXIe study. These analyses provided new insights that were not communicated previously in the announcement of topline results in 2019.

An analysis of the change in mFARS from baseline demonstrated that patients in the omaveloxolone arm performed numerically better than placebo on all subsections of the mFARS exam.  Furthermore, omaveloxolone patients in subgroups that typically have a worse prognosis and progress faster, including patients with longer GAA1 repeats, patients with cardiomyopathy, non-ambulatory patients, and younger patients, on average, experienced a larger placebo-corrected improvement in mFARS compared to the study population as a whole.

Additionally, all secondary endpoints either favored the omaveloxolone arm or were neutral.  Patients on omaveloxolone experienced a nominal improvement in the Activities of Daily Living questionnaire (ADL), with all nine questions favoring the omaveloxolone arm.  On average, ADL for patients on omaveloxolone did not change from baseline, while placebo-treated patients worsened.  Both patient global impression of change (PGIC) and clinical global impression of change (CGIC) numerically favored omaveloxolone, and improvement in PGIC correlated with the observed improvement in mFARS.

In October 2020, the results from Part 2 evaluating the efficacy and safety of omaveloxolone in patients with FA were published in the journal Annals of Neurology.

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

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KKC, from sales of our securities, with secured loans, and most recently from a strategic financing from BXLS.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KKC, from the Development Agreement with BXLS, and from reimbursements of expenses under the terms of our agreement with KKC.  We have incurred losses in each year since our inception, other than in 2014. As of September 30, 2020, we had $578.3 million of cash and cash equivalents and an accumulated deficit of $892.5 million. We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payments from KKC, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potential commercialization of our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through September 30, 2020, we have incurred a total of $896.6 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

Currently, KKC has allowed us to conduct clinical studies of bardoxolone in certain rare forms of kidney diseases in Japan and has reimbursed us the majority of the costs for our CARDINAL study in Japan and is paying for the costs of a certain number of patients as the in-country caretaker in our FALCON study in Japan.  We reduced our expenses by $0.0 million and $0.5 million for KKC’s share of CARDINAL costs for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes our research and development expenses incurred:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(unaudited; in thousands)
Bardoxolone methyl	$14,113	$12,511	$37,765	$31,904
Omaveloxolone	5,770	5,999	20,711	17,478
RTA 901	1,527	560	3,489	1,616
RTA 1701	152	452	2,026	1,433
Other research and development expenses	15,621	12,757	57,629	35,517
Total research and development expenses	$37,183	$32,279	$121,620	$87,948

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

Other Income (Expense), Net

Other income (expense) includes interest and gains earned on our cash and cash equivalents, interest expense on term loans, amortization of debt issuance costs, imputed interest on long term payables, loss on extinguishment of debt, gain on termination of lease, foreign currency exchange gains and losses, gains and losses on sales of assets, and non-cash interest expense on liability related to the sale of future royalties.

Benefit from (Provision for) Taxes on Income

Provision for taxes on income consists of net loss, taxed at federal tax rates and adjusted for certain permanent differences.  We maintain a full valuation allowance against our net deferred tax assets in the United States.  Changes in this valuation allowance also affect the tax provision.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019 (unaudited)

The following table sets forth our results of operations for the three months ended September 30:

	2020	2019	Change $	Change %
	(in thousands)
Collaboration revenue
License and milestone	$1,182	$7,898	$(6,716)	(85)
Other revenue	219	344	(125)	(36)
Total collaboration revenue	1,401	8,242	(6,841)	(83)
Expenses
Research and development	37,183	32,279	4,904	15
General and administrative	18,314	14,283	4,031	28
Depreciation	289	258	31	12
Total expenses	55,786	46,820	8,966	19
Other income (expense), net	(11,164)	(1,078)	(10,086)	**
Loss before taxes on income	(65,549)	(39,656)	(25,893)	(65)
Benefit from (provision for) taxes on income	93	(38)	131	**
Net loss	$(65,456)	$(39,694)	$(25,762)	(65)
** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 84% and 96% of total revenue for the three months ended September 30, 2020 and 2019, respectively, and consisted primarily of the recognition of deferred revenue.  License and milestone revenue decreased by $6.7 million or 85% during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the Reacquisition Agreement in October 2019, which ended our performance obligations under the AbbVie Collaboration Agreement and resulted in the writing off of the related remaining deferred revenue balance, after which no further revenue was recognized.  Total revenue of $1.2 million was recognized during the three months ended September 30, 2020 from deferred revenue related to the KKC Agreement.

Other revenue was immaterial for the three months ended September 30, 2020 and 2019.

The following table summarizes the sources of our revenue for the three months ended September 30:

	2020	2019
	(in thousands)
License and milestone
AbbVie Collaboration Agreement	$—	$6,717
KKC Agreement	1,182	1,181
Total license and milestone	1,182	7,898
Other revenue	219	344
Total collaboration revenue	$1,401	$8,242

Expenses

The following table summarizes our expenses, as a percentage of total expenses, for the three months ended September 30:

	2020	% of Total Expenses	2019	% of Total Expenses
	(in thousands)
Research and development	$37,183	66%	$32,279	68%
General and administrative	18,314	33%	14,283	31%
Depreciation	289	1%	258	1%
Total expenses	$55,786		$46,820

Research and Development Expenses

Research and development expenses increased by $4.9 million, or 15%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.  The increase was primarily due to $5.1 million in increased personnel-related stock-based compensation expenses related to the growth of our development activities and $2.1 million in increased manufacturing and regulatory costs to support product registration offset by a decrease in clinical study expenses related to studies terminated in the first quarter 2020; and $1.9 million in decreased medical affairs expenses.  Research and development expenses, as a percentage of total expenses, was 66% and 68% for the three months ended September 30, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses increased by $4.0 million, or 28%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.  The increase was primarily due to $4.9 million in increased personnel and stock-based compensation expenses, offset by a decrease of $0.7 million in marketing and commercialization expenses.  General and administrative expenses, as a percentage of total expenses, was 33% and 31%, for the three months ended September 30, 2020 and 2019, respectively.

Other Income (Expense), Net

Other income (expense), net increased by $10.1 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.  The increase was primarily due to $10.4 million from non-cash interest expense on liability related to the sale of future royalties.

Benefit from (Provision for) Taxes on Income

Benefit from taxes on income was immaterial for the three months ended September 30, 2020 and 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019 (unaudited)

The following table sets forth our results of operations for the nine months ended September 30:

	2020	2019	Change $	Change %
	(in thousands)
Collaboration revenue
License and milestone	$3,519	$23,437	$(19,918)	(85)
Other revenue	2,308	409	1,899	**
Total collaboration revenue	5,827	23,846	(18,019)	(76)
Expenses
Research and development	121,620	87,948	33,672	38
General and administrative	55,701	36,027	19,674	55
Depreciation	851	659	192	29
Total expenses	178,172	124,634	53,538	43
Other income (expense), net	(31,967)	(2,380)	(29,587)	**
Loss before taxes on income	(204,312)	(103,168)	(101,144)	(98)
Benefit from (provision for) taxes on income	22,336	(60)	22,396	**
Net loss	$(181,976)	$(103,228)	$(78,748)	(76)
** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 60% and 98% of total revenue for the nine months ended September 30, 2020, and 2019, respectively, and consisted primarily of the recognition of deferred revenue.  License and milestone revenue decreased by $19.9 million or 85% during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the Reacquisition Agreement in October 2019, which ended our performance obligations under the AbbVie Collaboration Agreement and resulted in the writing off of the related remaining deferred revenue balance, after which no further revenue was recognized.  Total revenue of $3.5 million was recognized during the nine months ended September 30, 2020 from deferred revenue related to the KKC Agreement.

Other revenue increased by $1.9 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to an increase in reimbursements of expenses from KKC for expenses incurred.

The following table summarizes the sources of our revenue for the nine months ended September 30:

	2020	2019
	(in thousands)
License and milestone
AbbVie Collaboration Agreement	$—	$19,931
KKC Agreement	3,519	3,506
Total license and milestone	3,519	23,437
Other revenue	2,308	409
Total collaboration revenue	$5,827	$23,846

Expenses

The following table summarizes our expenses, as a percentage of total expenses, for the nine months ended September 30:

	2020	% of Total Expenses	2019	% of Total Expenses
	(in thousands)
Research and development	$121,620	68%	$87,948	70%
General and administrative	55,701	31%	36,027	29%
Depreciation	851	1%	659	1%
Total expenses	$178,172		$124,634

Research and Development Expenses

Research and development expenses increased by $33.7 million, or 38%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  The increase was primarily due to $26.8 million in increased personnel-related expenses related to the growth of our development activities and accelerated recognition of stock-based compensation expense as a result of the death of an executive and employees who entered into consulting agreements at the termination of employment; $11.1 million in increased manufacturing and regulatory costs to support product registration and increased clinical pharmacology and toxicity study expenses for our RTA 901 and RTA 1701 programs, which were offset by a decrease in clinical study expenses related to studies terminated in the first quarter 2020; and $4.6 million in decreased medical affairs and research expenses. Research and development expenses, as a percentage of total expenses, was 68% and 70% for the nine months ended September 30, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses increased by $19.7 million, or 55%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  The increase was primarily due to $19.0 million in increased personnel and stock-based compensation expenses, $0.9 million in increased insurance expenses, which were offset by a $0.2 million in marketing and commercialization expenses. General and administrative expenses, as a percentage of total expenses, was 31% and 29%, for the nine months ended September 30, 2020 and 2019, respectively.

Other Income (Expense), Net

Other income (expense), net increased by $29.6 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  The increase was primarily due to $11.2 million from loss on debt extinguishment, $11.1 million from non-cash interest expense on liability related to the sale of future royalties, and $5.9 million of additional interest expense attributable to additional borrowings under the Term B Loan drawn in December 2019 and the payable due to collaborator related to the Reacquisition Agreement in October 2019.

Benefit from (Provision for) Taxes on Income

Benefit from taxes on income increased by $22.2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  The increase was primarily due to a tax refund filed under the provisions of the CARES Act.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, secured loans, and the sale of future royalties.  Through September 30, 2020, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $780.0 million from payments under license and collaboration agreements. We also obtained $944.7 million in net proceeds from our initial public offering, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, and $299.0 million in net proceeds from the sale of future royalties under the Development Agreement.  We also obtained $151.6 million in net proceeds from our Amended Restated Loan Agreement, which we paid off in June 2020.  We have not generated any revenue from the sale of any products.  As of September 30, 2020, we had available cash and cash equivalents of approximately $578.3 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the nine months ended September 30:

	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(277,200)	$(101,776)
Investing activities	(539)	(2,420)
Financing activities	191,678	6,555
Net change in cash and cash equivalents	$(86,061)	$(97,641)

Operating Activities

Net cash used in operating activities was $277.2 million for the nine months ended September 30, 2020, consisting primarily of a net loss of $182.0 million adjusted for non-cash items including stock-based compensation expense of $45.7 million, loss on extinguishment of debt of $11.2 million, non-cash interest expense on liability related to sale of future royalty of $11.1 million, depreciation and amortization expense of $6.7 million, and a net increase in operating assets and liabilities of $169.1 million.  The significant items in the change in operating assets that impacted our use of cash in operations were an increase in income tax receivable of $22.2 million and a decrease in payable to collaborators of $150.0 million for a payment made on June 30, 2020 under the Reacquisition Agreement.

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

Investing Activities

Net cash used in investing activities of $0.5 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively, were primarily due to capital expenditures in connection with an expansion of our office space and our purchase of property and equipment in 2019.

Financing Activities

Net cash provided by financing activities was $191.7 million for the nine months ended September 30, 2020, primarily due to $55.4 million and $293.6 million in funding received from the Purchase Agreement and Development Agreement with BXLS, respectively, and $9.9 million from options exercised, offset by $167.2 million to pay off our Term Loans.

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

On October 1, 2020, we entered into the Plano Lease Agreement relating to our headquarters and offices located in Plano, Texas, with lease terms extending through June 30, 2022 with an option to renew up to three months.  We will record approximately $4.8 million as a right-of-use asset and lease liability in October 2020.

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

On March 27, 2020, the United States enacted the CARES Act.  Under its provisions, for the nine months ended September 30, 2020, we recognized a tax benefit and receivable of $22.1 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund.

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

On October 9, 2019, we and AbbVie entered into the Reacquisition Agreement pursuant to which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the AbbVie Collaboration Agreement.  In exchange for such rights, we will pay AbbVie $330.0 million, of which $100.0 million was paid as of December 31, 2019, $150.0 million was paid on June 30, 2020, and $80.0 million is payable on November 30, 2021.  We will also pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-

product basis, of omaveloxolone and an identified list of certain next-generation Nrf2 activators.  The termination of our deferred revenue balance will not have an impact on our cash flow.

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

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings, loans, royalty financings, and collaboration or license transactions.  The outbreak of COVID-19 has caused significant disruption of global financial markets, which may reduce our ability to access capital, which could negatively affect our liquidity.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates.  If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock.  If we incur indebtedness or obtain royalty financing, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt or royalty financing could be secured by some or all of our assets.  Any of these events could significantly harm our business, financial condition, and prospects.  For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, under “Part II, Item 1A. Risk Factors.”

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

Contractual Obligations and Commitments

We have various contractual obligations and other commitments that require payments at certain specified periods.  The following table summarizes our contractual obligations and commitments as of September 30, 2020 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	Total
	(in thousands)
Operating lease obligations (1)	$606	$799	$—	$1,405
Payable to collaborators	—	80,000	—	80,000
Total contractual obligations	$606	$80,799	$—	$81,405
(1)

Total minimum future lease payments under the Lease Agreement have not commenced as of September 30, 2020.  Therefore, such payments are not included in the consolidated financial statement, as we do not yet control the underlying assets.  The lease is expected to commence mid-2022 with an initial lease term of 16 years.  The Sublease Agreement for our headquarters and offices in Plano, Texas was terminated on September 2, 2020 with no further obligations. The Plano Lease Agreement for this space commenced on October 1, 2020; these obligations are not included in this table.

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

Clinical Trials

As of September 30, 2020, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $578.3 million at September 30, 2020, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of material pending legal proceedings, please read Note 10, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

Date: November 9, 2020	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Chief Operating Officer, Chief Financial Officer, and Executive Vice President