Form 10-K
period 2020-12-31
REATA PHARMACEUTICALS INC
filed 2021-03-01
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A Common Stock on The Nasdaq Stock Market on June 30, 2020, was $3,758,785,006.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2021 was 31,290,994 shares of Class A Common Stock and 4,909,931 shares of Class B Common Stock.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 10, 2021, are incorporated by reference into Part III of this Report.

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

•	the success of competing therapies that are or may become available;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, contract manufacturing organizations, suppliers, and distributors;
•	our ability to maintain and establish collaborators with development, regulatory, and commercialization expertise;
•	our ability to attract and retain key scientific or management personnel;
•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations related to the use of our available cash;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical trials;
•	the initiation, timing, progress, and results of future preclinical studies and clinical trials, and our research and development programs;
•	the impact of governmental laws and regulations and regulatory developments in the United States and foreign countries;

•	developments and projections relating to our competitors and our industry; and
•	the impact of the coronavirus disease (COVID-19) on our clinical trials, our supply chain, and our operations.

These forward-looking statements are not exhaustive.  Other sections of this Annual Report on Form 10-K include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.  Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  The following section summarizes the risk factors listed under Part I, Item 1A, “Risk Factors”.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

RISK FACTOR SUMMARY

Below is a summary of the material risk factors that make an investment in our Class A common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in Item 1A “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K before making investment decisions regarding our Class A common stock.

•

We anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability.  We will require additional financings to fund our operations, but the terms of certain of our agreements may restrict our ability to pursue our business strategies or obtain such financing.

•	We are substantially dependent on the success of our lead product candidates, bardoxolone and omaveloxolone.
•	The clinical and commercial success of bardoxolone and omaveloxolone will depend on a number of factors, many of which are beyond our control.
•	If our product candidates receive regulatory approval, we will be subject to ongoing regulatory requirements, and we may face future development, manufacturing, and regulatory difficulties.
•

Success in earlier Phase 1 and 2 clinical trials may not be indicative of the results that may be obtained in larger registrational clinical trials, which may delay or prevent obtaining regulatory approval.

•	We may face delays in completing our ongoing or planned clinical trials due to a number of factors, or these studies may not be completed at all.
•	Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
•	Clinical trials of our product candidates may not uncover all possible adverse events that patients may experience.
•	We may fail to enroll a sufficient number of patients in our clinical trials in a timely manner, which could delay or prevent clinical trials of our product candidates.
•

If we, our collaborators, or our third-party manufacturers cannot manufacture our product candidates or products at sufficient yields, we may experience delays in development, regulatory approval, and commercialization.

•	Even if we are able to obtain regulatory approval of our product candidates, we cannot predict the labeling we will obtain, and it may be more narrow than originally sought.
•

Other than a recent new drug application submission, we have never submitted a new drug application, marketing authorization application, or other marketing applications and may be unable to do so efficiently or at all, for any product candidate we are developing or may develop in the future.

•

If we or our collaborators are unable to establish sales, marketing, and distribution capabilities or enter into or maintain agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

•	If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
•

We face substantial competition.  There is a possibility that our competitors may discover, develop, obtain regulatory approval of, and commercialize drugs before we do or develop drugs that are safer, more effective, or less costly.

•

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, third-party payors, and others in the health care community.

•	We may not be successful in our efforts to identify, license, discover, develop, or commercialize additional product candidates.

•	Failure to obtain adequate coverage and reimbursement, or obtaining limited reimbursement, from third-party payors may render our products less attractive to patients and healthcare providers.
•	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
•

If we fail to maintain and establish collaborators with development, regulatory, and commercial expertise, it may disrupt our business, or we may not be able to capitalize on the development and commercialization of our current and future product candidates.

•

If our third-party contractors, which conduct many aspects of our preclinical and clinical studies and our manufacturing activities for our product candidates, do not properly and successfully perform their obligations under our agreements with them, our ability to successfully obtain approval and provide sufficient quantities of product for our product candidates could suffer.

•

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

•	We rely on, but may not have, adequate protection of our proprietary technologies to compete effectively in our market.
•	Confidentiality agreements with third-party contractors and collaborators may not prevent a competitor from discovering, misappropriating, or disclosing our trade secrets.
•	We may not be able to effectively maintain our intellectual property position throughout the global market.
•

If we do not obtain additional protection under the Hatch-Waxman Act and similar foreign legislation extending the terms of our patents and obtaining data exclusivity for our product candidates, our business may be materially harmed.

•

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

•

The regulatory approval process is highly uncertain, and we may not obtain regulatory approval for the commercialization of our product candidates.  Even if we believe our completed, current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

•

If our product candidates obtain marketing approval, we will be subject to more extensive healthcare laws, regulation, and enforcement, including recent U.S. healthcare reform and other changes, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

•

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations.  We can face criminal liability, fines, penalties, or other serious consequences for violations, which can harm our business.

•

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could result in significant liability for us and harm our reputation.

•	We may encounter difficulties in managing our growth and expanding our operations successfully.
•

If we fail to attract and retain certain senior management and key personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials, and commercialize our product candidates.

•	Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.
•	The COVID-19 outbreak has caused and could continue to cause disruptions in our business and operating results, including our clinical development activities.

DEFINED TERMS

Unless the context requires otherwise, references to “Reata,” “the Company,” “we,” “us,” or “our” in this 2020 Form 10-K refer to Reata Pharmaceuticals, Inc. and its subsidiaries.  We also have used several other terms in this 2020 Form 10-K, most of which are explained or defined below.

Abbreviated Term	Defined Term
2017 Tax Act	Tax Cuts and Jobs Act of 2017
AbbVie	AbbVie Inc.
ACE	Angiotensin converting enzyme
ADL	Activities of Daily Living
ADPKD	Autosomal dominant polycystic kidney disease
AE	Adverse event
AIA	Leahy-Smith America Invents Act
ALS	Amyotrophic lateral sclerosis
ANDA	Abbreviated new drug application
ARB	Angiotensin receptor blockers
ASC	Accounting Standards Codification
ASP	Average sales price
ASU	Accounting Standards Update
ATP	Adenosine triphosphate
Bardoxolone	Bardoxolone methyl
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CGMP	Current good manufacturing practice
CKD	Chronic kidney disease
CMO	Contract manufacturing organization
CMS	Center for Medicare and Medicaid Services
COVID-19	Coronavirus disease
CPA	Certified Public Accountant
Credits	Tax credits
CRO	Contract research organization
CTA	clinical trial application
CTD-PAH	Pulmonary arterial hypertension associated with connective tissue disease
CVD	Cardiovascular disease
Dartmouth	The Trustees of Dartmouth College
DOJ	United States Department of Justice
DPNP	Diabetic peripheral neuropathic pain
DSCSA	Drug Supply Chain Security Act
DSMB	Data safety monitoring board
EC	European Commission
eGFR	Estimated glomerular filtration rate
EMA	European Medicines Agency
EPC	European Patent Convention
ESKD	End stage kidney disease
EU	European Union
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FARA	Friedreich’s Ataxia Research Alliance
FASB	Financial Accounting Standards Board
FCPA	Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977
FDA	United States Food and Drug Administration
FFDCA	Federal Food, Drug, and Cosmetic Act
FSA	Flexible spending account
FSGS	Focal segmental glomerulosclerosis
GBM	Glomerular basement membrane
GCP	Good clinical practice
GDPR	General Data Protection Regulation
GFR	Glomerular filtration rate
GLP	Good laboratory practice
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IgAN	IgA nephropathy
IND	Investigational new drug
IPO	Initial public offering
IRB	Institutional review board
ITT	Intent to treat
KKC	Kyowa Kirin Co., Ltd. (formerly KHK or Kyowa Hakko Kirin Co., Ltd.)
LTIP Plan	Second Amended and Restated Long Term Incentive Plan

Abbreviated Term	Defined Term
MAA	Marketing Authorization Application
MAD	Multiple ascending dose
MD Anderson	The University of Texas MD Anderson Cancer Center
mFARS	Modified Friedreich’s Ataxia Rating Scale
MFN	Most Favored Nation
MHRA	Medicines and Healthcare Products Regulatory Agency
mITT	Modified ITT
NCE	New chemical entity
NDA	New Drug Application
NIH	National Institute of Health
NOL	Net operating loss
NYU	Grossman School of Medicine
PAH	Pulmonary arterial hypertension
PCAOB	Public Company Accounting Oversight Board
PD	Pharmacodynamic
PDMA	Prescription Drug Marketing Act
PGIC	Patient global impression of change
PH	Pulmonary hypertension
PK	Pharmacokinetic
PMDA	Pharmaceutical and Medical Devices Agency
PPACA	Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010
PREA	Pediatric Research Equity Act
PTAB	Patent Trial and Appeal Board
Registrational or pivotal trial

An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required

REMS	Risk evaluation and mitigation strategy
ROS	Reactive oxygen species
RSU	Restricted Stock Units
SaaS	Software as a service
SAD	Single ascending dose
SAE	Serious adverse event
SAP	Statistical analysis plan
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SCA	Spinocerebellar ataxia
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
T2D	Type 2 diabetic
TGA	Therapeutic Goods Administration
UACR	Urinary albumin-to-creatinine ratio
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD
University of Kansas	University of Kansas and the University of Kansas Medical Center
USPTO	The United States Patent and Trademark Office

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  Our lead programs are in rare forms of chronic kidney disease (CKD) and a rare neurological disease.  We announced positive topline data from registrational studies for both of our lead product candidates, bardoxolone methyl (bardoxolone) in patients with CKD caused by Alport syndrome and omaveloxolone in patients with a neurological disorder called Friedreich’s ataxia (FA).  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe bardoxolone, omaveloxolone, and our next-generation Nrf2 activators have many potential clinical applications.  We possess exclusive, worldwide rights to develop, manufacture, and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (KKC).

Programs in Chronic Kidney Disease

CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood.  Declining kidney function leads to the buildup of high levels of waste products in the blood that cause the patient to suffer symptoms, such as nausea and fatigue, and to develop complications including high blood pressure, anemia, weak bones, poor nutritional health, and nerve damage. We are developing bardoxolone for the treatment of patients with CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease (ADPKD), and certain other forms of CKD that, in the aggregate, affect more than 700,000 patients in the United States.  The United States Food and Drug Administration (FDA) has granted orphan drug designation to bardoxolone for the treatment of Alport syndrome and ADPKD, and the European Commission (EC) has granted orphan drug designation to bardoxolone for the treatment of Alport syndrome.

Bardoxolone for CKD Caused by Alport Syndrome

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

On November 9, 2020, we announced the results of Year 2 of the Phase 3 CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome.  The study met its primary and key secondary endpoints at the end of the study following two years of treatment (referred to as Year 2).  Moreover, patients who completed one year in the EAGLE long-term extension study (n=14) showed a sustained and significant increase in estimated glomerular filtration rate (eGFR) of 11.5 mL/min/1.73 m2 at Year 1, 13.3 mL/min/1.73 m2 at Year 2, and 11.0 mL/min/1.73 m2 at Year 3.  Together, these data suggest that bardoxolone treatment has beneficial long-term effects on kidney function in patients with Alport syndrome.

Based on these positive results, and following a pre-NDA meeting with the FDA, we submitted a New Drug Application (NDA) with the FDA for full marketing approval in the United States.  We also plan to pursue marketing approval outside of the United States, and work has commenced on preparations to file for marketing approval in Europe. We plan to submit a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the fourth quarter of 2021 for marketing approval of bardoxolone for the treatment of CKD caused by Alport syndrome in Europe.

Bardoxolone for Autosomal Dominant Polycystic Kidney Disease

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

In May 2019, we initiated a registrational Phase 3 trial called FALCON in patients with ADPKD.  FALCON is an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo.  FALCON will enroll patients in a broad range of ages, 18 to 70 years old, with an eGFR between 30 to 90 mL/min/1.73 m2.  The key primary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 52, which represents 48 weeks of treatment followed by a four-week withdrawal period.  At 52 weeks, patients resume treatment for a second 48-week period to Week 100 followed by a second four-week withdrawal period to Week 104. The secondary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 104.

We are planning to amend the FALCON protocol to increase the target enrollment from 300 patients to a total of 550 patients.  We observed an increase in variability in eGFR values in Year 2 of the CARDINAL study versus Year 1.  The increase in enrolled patients is intended to preserve the statistical power of the study in the event that we observe similar eGFR variability to what we observed in Year 2 of the CARDINAL study.  The FDA has provided us with guidance that, in patients with ADPKD, an analysis of eGFR during the off-treatment period demonstrating an improvement versus placebo after one year of bardoxolone treatment may support an NDA submission for accelerated approval of bardoxolone for the treatment of ADPKD, and data demonstrating an improvement versus placebo after two years of treatment may support full approval.

In March 2020, we announced a temporary pause in enrollment in FALCON due to the COVID-19 pandemic; we resumed enrollment during the third quarter of 2020.  Despite the pandemic, most sites are currently able to screen and randomize patients.  More than 220 patients are currently enrolled in the study.  With the planned increase in anticipated enrollment, we expect to complete enrollment in FALCON by the end of 2021.

Bardoxolone in Patients with CKD at Risk of Rapid Progression

MERLIN is a multi-center, double-blind, placebo-controlled, Phase 2 trial to evaluate the safety and efficacy of bardoxolone in patients at risk of rapidly progressing CKD due to multiple etiologies including IgA Nephropathy (IgAN), focal segmental glomerulosclerosis (FSGS), type 1 diabetic CKD (T1D CKD), type 2 diabetic CKD (T2D CKD), hypertensive CKD, and others. The primary endpoint of the trial is change in eGFR from baseline to Week 12.  Enrollment began in February 2021, and data are expected in the second half of 2021.  If the results of this study are positive, our plan would be potentially to proceed to a larger Phase 3 with similar eligibility criteria.  Patients at risk for rapid progression experience a significant risk of progressing to ESKD and are a population with high unmet need across multiple forms of CKD.

Programs in Neurological Diseases

Omaveloxolone for Friedreich’s Ataxia

FA is an inherited, debilitating, and degenerative neuromuscular disorder that is typically diagnosed during adolescence and can ultimately lead to premature death.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation, wheelchair reliance, and eventually death.  Symptoms generally first occur in children, with patients requiring a wheelchair by their teens or early-20s and generally dying in their mid-30s.  FA affects approximately 5,000 children and adults in the United States and 22,000 individuals globally.  There are currently no approved therapies to treat FA.  The FDA and the EC have granted orphan drug designation to omaveloxolone for the treatment of FA.

In October 2019, we announced that the registrational Part 2 portion of the MOXIe Phase 2 trial of omaveloxolone in patients with FA (MOXIe Part 2) met its primary endpoint of change in modified Friedreich’s

Ataxia Rating Scale (mFARS) relative to placebo after 48 weeks of treatment.  Patients treated with omaveloxolone (150 mg/day) demonstrated a time-dependent, statistically significant, placebo-corrected -2.40 point mean improvement in mFARS after 48 weeks of treatment (n=82; p=0.014).  Omaveloxolone treatment also improved several secondary endpoints included in the trial and was generally reported to be well-tolerated.

At a Type C meeting in August 2020, the FDA provided us guidance that it does not have concerns with the reliability of the mFARS primary endpoint results from MOXIe Part 2; however, it was not convinced that the results are sufficient to support a single study approval.  The FDA stated that we need to conduct a second pivotal study that confirms the mFARS results of MOXIe Part 2 with a similar magnitude of effect.  We proposed a second study, the Baseline-Controlled Study, in which patients serve as their own controls, and in which changes in mFARS during the pre-treatment period are compared to changes in mFARS during the treatment period in the open-label extension study (MOXIe Extension).  The Baseline-Controlled Study met its primary endpoint of paired difference in annualized mFARS slopes with a statistically significant -3.76 point improvement (p=0.0022) between the treatment and pre-treatment periods in the primary analysis population.

After an internal review of the Baseline-Controlled Study results, the FDA concluded in late November 2020 that it does not believe that these data strengthen the results of MOXIe Part 2.  The FDA suggested additional exploratory analyses to evaluate whether the treatment effects show an effect on disease course using patients randomized to placebo during blinded MOXIe Part 2 study who then went on study drug in the MOXIe Extension. The FDA noted the small number of patients and stated that the potential for these exploratory analyses to strengthen the study results was questionable.  The FDA indicated that it remains interested in reviewing the results of the additional exploratory analyses, as those may inform the future development program.  We have requested a Type C meeting with the FDA to discuss the additional analyses, which is referred to as the Delayed-Start Analyses, and the FA development program.  The results of the Delayed-Start Analyses are discussed below under Programs in Neurological Diseases—Omaveloxolone in Patients with Friedreich’s Ataxia—Delayed-Start Analyses Results.  We plan to initiate a second pivotal study in the second half of 2021, incorporating input from both the FDA and the EMA into the protocol.

Omaveloxolone for Other Neurological Indications

Based on our understanding of the pathophysiology of neurological diseases, characterized by mitochondrial dysfunction, inflammation, and oxidative stress, we believe omaveloxolone may be applicable to diseases such as progressive supranuclear palsy, Parkinson’s disease, frontotemporal dementia, Huntington’s disease, amyotrophic lateral sclerosis (ALS), Alzheimer’s disease, and epilepsy.  Consistent with this, we have observed promising activity of omaveloxolone and our other Nrf2 activators in preclinical models of many of these diseases.  We plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more of these diseases.

RTA 901 for Neurological Indications, Including Diabetic Peripheral Neuropathic Pain

We are developing RTA 901, the lead product candidate from our Hsp90 modulator program, in neurological indications.  We have observed favorable activity of RTA 901 in a range of preclinical models of neurological disease, including models of diabetic neuropathy, neuroinflammation, and neuropathic pain.  We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic (PK) profile of RTA 901 administered orally, once-daily in healthy adult volunteers.  RTA 901 was well tolerated in both single and multiple ascending dose (SAD and MAD) studies across all dose groups with no safety signals, drug discontinuations, or serious adverse events (SAEs).  Additionally, we observed an acceptable PK profile with exposures approximately 10-fold larger than required for efficacy in preclinical animal models.  We plan to initiate additional Phase 1 clinical pharmacology studies in the second quarter of 2021. We also expect to launch a randomized, placebo-controlled Phase 2 study in diabetic peripheral neuropathic pain (DPNP) in the fourth quarter 2021. We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

Investigator-Sponsored BARCONA Study of Bardoxolone in Patients with COVID-19

Researchers at NYU Grossman School of Medicine (NYU) have initiated an investigator-sponsored study, known as BARCONA, to study the effect of bardoxolone in patients suffering from COVID-19.  Serious complications of COVID-19 are caused by excessive systemic inflammation, which can result in dysfunction of the lungs, kidneys, and other organs.  Acute kidney injury has been reported to occur in up to 28% of all hospitalized

COVID-19 patients, and in up to 72% of patients who do not survive COVID-19.  Bardoxolone and its analogs have demonstrated anti-inflammatory activity in animal models of acute lung and kidney injury, have increased survival in models of systemic inflammation, have been shown to suppress replication of several types of viruses and have shown improvements in kidney function in multiple clinical studies.

The Phase 2 portion of the study randomized 21 patients to bardoxolone and 19 patients to placebo with a maximum treatment duration allowed per-protocol of 29 days.  NYU investigators reported that no safety concerns were identified by the data safety monitoring board (DSMB).  Based upon the significant resources required to conduct a Phase 3 trial, an increasing number of available vaccines, and declining COVID-19 infection rates, we have determined to not proceed with the Phase 3 portion of BARCONA.

2020 Key Developments

On March 30, we reported the closure of the CATALYST and RANGER trials of bardoxolone in pulmonary arterial hypertension (PAH) and the pausing of enrollment in the FALCON study of bardoxolone in ADPKD, due to the COVID-19 pandemic.

On June 2, we reported the appointment of Manmeet S. Soni to the additional position of Chief Operating Officer.

On June 24, we announced the receipt of $350.0 million related to the closing of our previously announced strategic investment from funds managed by Blackstone Life Sciences.

On July 7, we announced the expansion of our leadership team and the appointment of several experienced industry leaders to key management roles.

On July 28, we announced the initiation of BARCONA, an investigator-sponsored trial, to study the effect of bardoxolone in patients with complications associated with COVID-19.

On July 30, we announced the appointment of Martin W. Edwards, M.D., to our Board of Directors.

On August 10, we announced that the FDA granted us a pre-NDA meeting regarding bardoxolone in CKD caused by Alport syndrome.  For omaveloxolone in FA, we reported outcomes from a meeting with the FDA, in which the FDA stated that we would need to conduct a second pivotal trial that confirms the mFARS results of the MOXIe Part 2 study with a similar magnitude of effect.

On November 9, we announced positive Year 2 data from the registrational CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome. At this time, we also reported long-term efficacy data from EAGLE, the open-label extension study. We also reported positive Baseline-Controlled Study data from the MOXIE Extension of omaveloxolone in FA.

On November 24, we announced that the FDA does not believe that the results of the Baseline-Controlled Study strengthen the results of Part 2 of the MOXIe study.

On December 4, we announced the closing of an underwritten public offering of 2,000,000 shares of Class A common stock, at a price to the public of $140.85 per share, for gross proceeds of $281.7 million.

Our Strategy

Our goal is to be a leader in the discovery, development, and commercialization of small-molecule therapies for the treatment of severe and life-threatening diseases.  Our strategy includes the following key components:

Programs in Chronic Kidney Disease

•	Pursue the approval of bardoxolone for the treatment of CKD caused by Alport syndrome in the United States based on our recent NDA submission and prepare for commercial launch;
•	In the fourth quarter of 2021 file an MAA with the EMA for approval of bardoxolone for the treatment of CKD caused by Alport syndrome;

•	Execute the Phase 3 FALCON study of bardoxolone in patients with ADPKD as the first follow-on indication after Alport syndrome;
•	Pursue further development with bardoxolone for the treatment of other forms of CKD;

Programs in Neurological Diseases

•	Initiate a second pivotal study for omaveloxolone in FA in the second half of 2021 following discussions with the FDA and the EMA;
•	Advance RTA 901 in DPNP;
•	Pursue further development with RTA 901 for the treatment of other neuropathic pain indications;
•	Execute additional clinical studies with omaveloxolone in other severe neurological diseases;

Other Clinical Programs

•	Continue RTA 1701 development activities in autoimmune, inflammatory, or fibrotic diseases;
•	Continue to advance next generation Nrf2 activators through preclinical studies into clinical development;
•	Leverage our multiple technologies and relationships to discover new molecules and explore preclinical proof of concept; and
•	Pursue business development opportunities to further expand our robust pipeline of drug candidates.

Our Pipeline

In addition, KKC, our strategic collaborator in CKD, is currently conducting its registrational trial of bardoxolone in diabetic (type 1 and 2) CKD in Japan.  KKC completed patient enrollment in this trial in June 2019 and expects to have topline data in the first half of 2022.

*NDA submitted.

**See discussion below under “Omaveloxolone Program for the Treatment of FA.”

An In-Depth Review of Our Programs

Foundational Biology of Our Nrf2 Activators

Nrf2 Activation
Bard/
Omav
3
KEAP1
Nrf2
KEAP1
Nrf2
Nrf2
1
Mitochondrial
Dysfunction
ATP ↓
ROS ↑
NF-kB
2
Inflammatory
Cytokines
Increase
TNFα
IL-1β
TGFβ
IL-6
Fibrosis
Reduced Function
4
Mitochondrial
Function
Restored
ATP ↑
ROS ↓
NF-κB
5
IL-1β
TNFα
IL-6
TGFβ
Inflammatory
Cytokines
Decrease
Suppression of Fibrosis
Improved Function

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

In a normal immune response, the resolution of inflammation begins after the harmful stimuli have been eliminated.  Nrf2 is a protein that plays a key role in the resolution of inflammation by regulating the expression of specific genes involved in mitochondrial metabolism, redox balance, and cytokine production.  When activated, Nrf2 promotes the resolution of inflammation by restoring mitochondrial function, reducing oxidative stress, and inhibiting pro-inflammatory signaling.  In many chronic and genetic diseases, Nrf2 activity is suppressed, and the resolution of inflammation fails to occur or is inadequate, leading to persistent mitochondrial dysfunction, excess production of ROS, and production of cytokines.  These processes cause chronic inflammation, which can ultimately lead to tissue damage and loss of organ function.

Bardoxolone and omaveloxolone are Nrf2 activators that selectively bind to Keap1, a protein that governs the activity of Nrf2 in response to cellular stress.  By binding to Keap1, bardoxolone and omaveloxolone stabilize Nrf2 and increase its activity.  Since mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, Nrf2 activators, such as bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, may have many potential clinical applications.  Bardoxolone and omaveloxolone have been extensively studied by many investigators.  Their tissue-protective and therapeutic effects have been observed in many preclinical models and are associated with meaningful improvements in hallmarks of disease progression, such as inflammation, tissue remodeling, and fibrosis.  Our Nrf2 activators are the subject of over 400 peer-reviewed publications and have been studied in over 50 preclinical animal models in which they have demonstrated anti-inflammatory, tissue-protective, or anti-fibrotic effects in the kidney, heart, brain, liver, lungs, vasculature, fat tissue, pancreas, bone marrow, intestines, eyes, spinal cord, prostate, inner ear, and skin.

Programs in Chronic Kidney Disease

We are developing bardoxolone for the treatment of patients with the following rare forms of CKD:

•	Alport syndrome, in our completed registrational CARDINAL study and ongoing open-label extension EAGLE study;
•	ADPKD, in our registrational FALCON study; and
•	Patients at risk for rapid progression of CKD secondary to a variety of etiologies, including IgAN, FSGS, T1D CKD, T2D CKD, and hypertension in our Phase 2 MERLIN study.

In addition, KKC, our strategic collaborator in CKD, is currently conducting its registrational trial of bardoxolone in diabetic (types 1 and 2) CKD in Japan.  KKC completed patient enrollment in this trial in June 2019 and expects to have topline data in the first half of 2022.

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

Dialysis leads to a reduced quality of life, and most patients must spend several hours at a dialysis clinic, three times a week, for the remainder of their lives.  These patients may suffer side effects due to dialysis.  Dialysis also increases the likelihood of serious and life-threatening complications, such as cardiovascular disease.  The five-year survival rate for hemodialysis patients is approximately 42%.  The number of patients with ESKD in the United States has nearly doubled in the last two decades, comprising an estimated 784,000 patients as of 2018.  Approximately 30% of these patients suffer from a rare form of CKD.  In 2018, Medicare spending for all beneficiaries who had CKD was $130 billion, of which $49.2 billion was spent on patients with ESKD.

In the aggregate, Alport syndrome, ADPKD, IgAN, T1D CKD, and FSGS affect more than 700,000 patients in the United States, representing a meaningful market for bardoxolone in rare forms of CKD.

Rationale for the Development of Bardoxolone for the Treatment of CKD

Inflammatory processes initiated by a variety of pathogenic stimuli, including diabetes, systemic hypertension, IgA deposition, and genetic mutations, drive declining kidney function.  At the molecular level, these pathogenic stimuli activate pro-inflammatory signaling pathways that normally detect cellular damage or pathogens.  These signals induce mitochondrial dysfunction in which production of ATP is impaired in favor of production of pro-inflammatory mitochondrial ROS.  ROS production activates pro-inflammatory signaling complexes, including NF-κB, to produce TNFα, IL-6, IL-1, IFNγ, angiotensin II, and other cytokines that initiate inflammatory pathways in glomerular endothelial cells, mesangial cells, and podocytes, while also recruiting activated macrophages and other inflammatory effector cells to the renal interstitium.  At the physiological level, chronic activation of pro-inflammatory pathways in these kidney cells promotes GFR loss.

Bardoxolone suppresses inflammatory pathways that contribute to kidney function loss by increasing Nrf2 activity.  Nrf2 has been shown to protect the kidney in preclinical studies that are the subject of many peer-reviewed manuscripts.  Nrf2 gene ablation intensifies inflammation, oxidative stress and kidney injury, including remodeling and fibrosis, in multiple animal models of kidney disease.  Nrf2-knockout mice exhibit a lupus-like autoimmune nephritis, and histologic analyses of kidney tissue show impaired antioxidant activity and increased oxidative damage including enlarged glomeruli, mesangial cell proliferation, GBM thickening, and glomerulosclerosis.  Kidney function is compromised in these animals, as evidenced by a significant decrease in creatinine clearance and survival.  Similarly, Nrf2-knockout mice are more susceptible to nephrotoxic insults and develop more severe kidney impairment in multiple animal models of kidney disease.

In 2014, the European Renal cDNA Bank, C-PROBE Cohort, and CKDGen Consortium published a large biopsy study of 157 patients representing nine different types of CKD, in which patients’ biopsy samples were analyzed to determine genes and mutations associated with kidney function, as assessed clinically by eGFR (Martini, 2014).  Etiologies of CKD included thin basement membrane nephropathy, of which most are now considered patients with Alport syndrome, IgAN, diabetes, FSGS, hypertension, lupus, and others.  Eighteen genes and 97 molecular pathways were identified that affect eGFR.  Two clusters of pathways were identified that comprise inflammation and metabolic pathways, and Nrf2 was identified as a central link.  Collectively, these data establish that Nrf2 plays an important role in maintaining the function and structure of the kidney.  The data also demonstrate that Nrf2 affects a final common pathway of progression across diverse etiologies of CKD.

The activity of bardoxolone in the kidney is mediated through the activation of Nrf2 (Shelton, 2015). A recent microarray analysis that compared gene expression in kidney tissue from wild-type mice and Nrf2-knockout mice treated with bardoxolone revealed that all of the genes significantly affected by bardoxolone treatment in wild-type mice were completely unaffected in Nrf2-knockout mice, demonstrating the specificity of bardoxolone as an inducer of Nrf2.  By increasing Nrf2 activity, bardoxolone and analogs inhibit the production of proinflammatory mediators and restore mitochondrial function.  The beneficial activity of bardoxolone and analogs has been observed in several animal models of CKD, including CKD caused by diabetes, hypertension, autoimmune disease, nephron loss, and nephrosis. In these models, bardoxolone and analogs suppress inflammation and fibrosis, reduce glomerulosclerosis, prevent tubulointerstitial damage, and improve kidney function.

The mechanism underlying the regulation of GFR by Keap1/Nrf2 was recently investigated in the laboratory of Dr. Naoki Kashihara at the Kawasaki Medical School in Japan. His laboratory pioneered development of in vivo multiphoton microscopy imaging techniques, which are the current gold-standard methods for visualizing intrarenal hemodynamics and have been used to characterize other novel CKD drugs, including SGLT2 inhibitors (Kidokoro, 2019).  Using these methods, Dr. Kashihara measured single nephron GFR (SNFR), glomerular permeability of albumin, and changes in afferent and efferent arteriolar diameters in kidneys of mice treated with a bardoxolone analog (RTA dh404) (Kidokoro, 2019).  Treatment with the bardoxolone analog increased SNGFR by increasing glomerular volume without changes in systemic blood pressure.  These changes were not observed in mice lacking Nrf2. Importantly, the increases in SNGFR were not associated with changes in afferent/efferent arteriolar diameter ratios, demonstrating that the mechanism of action is not associated with increases in intraglomerular pressure, which is also known as “hyperfiltration.”

We believe that by promoting the Nrf2-dependent resolution of inflammation and rescue of mitochondrial dysfunction, bardoxolone treatment addresses a final common pathway of kidney function loss triggered by a variety of insults and improves kidney function by increasing the effective glomerular filtration surface area, reducing inflammation, and preventing fibrosis.

Overview of Clinical Evidence of Bardoxolone’s Effect on Kidney Function in CKD

Prior to our CARDINAL Phase 3 trial, clinical trials enrolling over 2,000 patients exposed to bardoxolone have demonstrated consistent, clinically meaningful improvement in kidney function across several disease states as measured by eGFR and other markers of kidney function. Specifically, we have observed statistically significant increases in eGFR in all Phase 2 and Phase 3 clinical trials in seven distinct patient populations treated with bardoxolone, including patients with pulmonary hypertension (PH) and CKD caused by T2D CKD, Alport syndrome, ADPKD, IgAN, T1D CKD, and FSGS.

We believe these data, in addition to the CARDINAL Phase 3 data, support the potential for bardoxolone to delay or prevent GFR declines that cause the need for dialysis or kidney transplant, and eventually death in patients with Alport syndrome and other forms of CKD.

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

•

Statistically significant improvement in eGFR above baseline or versus placebo during the off-treatment period in BEAM, BEACON, the Phase 2 portion of CARDINAL at one year, and the Phase 3 portion of CARDINAL at one and two years.

o	The FDA has provided guidance to us and other sponsors that clinical trials with an eGFR benefit versus placebo during the off-treatment period may support approval in certain rare forms of CKD.
o

We believe that the increase in off-treatment eGFR relative to placebo shows that increases in eGFR due to bardoxolone over longer durations do not have detrimental effects on kidney function.  Most importantly, the observed eGFR benefit versus placebo during the off-treatment periods in these clinical trials demonstrates that bardoxolone treatment may have resulted in structural improvement, modifying the course of the disease, and delaying the need for dialysis or kidney transplant.

Bardoxolone in Patients with CKD Caused by Alport Syndrome

Alport syndrome is a rare, genetic form of CKD caused by mutations in the genes encoding type IV collagen, which is a major structural component of the GBM in the kidney.  The kidneys of patients with Alport syndrome progressively lose the capacity to filter waste products out of the blood, which can lead to ESKD and the need for chronic dialysis treatment or a kidney transplant.  Alport syndrome affects both children and adults and can manifest as early as the first decade of life and causes average annual declines in eGFR of approximately 3 to 4 mL/min/1.73 m2.  In patients with the most severe forms of the disease, approximately 50% progress to dialysis by age 25, 90% by age 40, and nearly 100% by age 60.  There are currently no approved therapies to treat CKD caused by Alport syndrome.

The Alport Syndrome Foundation estimates that Alport syndrome affects approximately 30,000 to 60,000 people in the United States.  According to data provided by IQVIA in April 2020, there are approximately 14,000 projected patients diagnosed with Alport syndrome in all stages of CKD in the United States.  However, recent literature suggests that a large number of patients with Alport syndrome are either undiagnosed or mis-diagnosed with other forms of CKD.  To help nephrologists identify the genetic basis of various forms of CKD, including Alport syndrome, Reata and Invitae Corporation are sponsoring the KIDNEYCODETM genetic testing program.

On November 9, 2020, we announced that the Phase 3 CARDINAL study met its primary and key secondary endpoints at the end of Year 2.  The Phase 3 portion of CARDINAL was an international, multi-center, double-blind, placebo-controlled, randomized registrational trial that enrolled 157 patients with CKD caused by Alport syndrome at approximately 50 study sites in the United States, Europe, Japan, and Australia.  Patients were randomized one-to-one to bardoxolone or placebo.

At Week 100, in the intent to treat (ITT) population, which included eGFR values for patients who either remained on or discontinued study drug, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean change from baseline in eGFR of 7.7 mL/min/1.73 m2 (p=0.0005).  Patients treated with bardoxolone experienced a mean change from baseline in eGFR of -0.8 mL/min/1.73 m2, while patients treated with placebo experienced a mean change from baseline in eGFR of -8.5 mL/min/1.73 m2.

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

We analyzed eGFR slopes using a random coefficient model, with baseline eGFR and urinary albumin-to-creatinine ratio (UACR) strata as covariates and continuous time (in years) as a fixed factor.  Longitudinal estimates using the off-treatment values from Year 1 and Year 2 showed annualized off treatment eGFR slopes of -4.46 mL/min/1.73 m2 per year for patients treated with placebo compared to -2.32 mL/min/1.73 m2 per year for patients treated with bardoxolone.  Thus, the Year 1 and Year 2 key secondary results from CARDINAL demonstrate a meaningful divergence between treatment groups, with meaningful loss of kidney function in the placebo group over the course of the two-year period and the slowing of disease progression by almost 50% with bardoxolone treatment.

Off-treatment eGFR Change from Baseline
Mean ± SEM, mL/min/1.73 m²
Year
2
0
-2
-4
-6
-8
-10
-12
0
1
2
Placebo (n=80)
Bard (n=77)

Efficacy was observed across multiple subgroups at Week 100 and Week 104, including pediatric patients and patients with different genetic subtypes of Alport syndrome.  Pediatric patients represented approximately 15% of enrolled patients, and the largest treatment effect at Week 104 was observed in the pediatric subgroup.  Pediatric patients treated with bardoxolone had a large, statistically significant placebo-corrected improvement of 13.8 mL/min/1.73 m2 (p=0.017) and 14.6 mL/min/1.73 m2 (p=0.004) at Weeks 100 and 104, respectively.  Pediatric patients treated with placebo lost approximately 15 mL/min/1.73 m2 by Weeks 100 and 104.  Given the baseline eGFR at the start of CARDINAL, the observed decline rate would mean the need for dialysis or transplantation in approximately seven years.  The treatment effect observed with bardoxolone in the pediatric population represents an important milestone for patients with Alport syndrome at greatest risk for progression to kidney failure.

The risk of kidney failure events defined as ESKD, confirmed 30% eGFR decline, or confirmed eGFR < 15 mL/min/1.73 m2, was reduced by approximately 50% in bardoxolone-treated patients (nine patients versus 17 patients in placebo, with a hazard ratio of 0.49 and a p-value of 0.086) that trended towards significance.  While these data do not provide definitive evidence that bardoxolone reduces events, they do demonstrate that within the CARDINAL trial, bardoxolone patients experienced fewer clinically meaningful adverse kidney events.

+ Censored
Probability of No Event
1.0
0.9
0.8
0.7
0.6
0.5
0
25
50
75
100
125
Hazard ratio=0.49, p=0.086
Study Week
Bardoxolone Methyl 77 75 72 67 66 2
Placebo 80 74 71 67 63 1

Bardoxolone was generally reported to be well tolerated in this study, and the safety profile was similar to that observed in prior trials.  Eight patients (10%) receiving bardoxolone and 15 patients (19%) receiving placebo experienced a treatment-emergent SAE.  No SAEs were reported in pediatric patients treated with bardoxolone.  No fluid overload SAEs or major adverse cardiac events were reported in patients treated with bardoxolone.  Blood pressure, a sensitive measure of fluid status, was not significantly different between the two groups.  Weight loss was more pronounced in patients with a higher body mass index, and mean decreases in weight were not observed in pediatric patients.  The UACR was not significantly different between treatment groups at Week 100 or Week 104.

Seventy-five patients (97%) receiving bardoxolone and 77 patients (96%) receiving placebo experienced a treatment-emergent adverse event (AE).  Ten patients (13%) receiving bardoxolone and four patients (5%) receiving placebo discontinued study drug due to an AE, and no individual AE contributed to more than two discontinuations in either group.  Most discontinuations occurred in the first year.  Patients who discontinued bardoxolone had an average treatment duration of 33 weeks, and their eGFR was not significantly different than that of patients treated with placebo at Week 100 with mean and median changes that were very similar.  We believe these data demonstrate that once they discontinued treatment these patients behaved as if they had been treated with placebo, and that bardoxolone treatment did not have a negative effect on these patients’ kidneys compared to placebo.

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

Percentage of Patients
25%
20%
15%
10%
5%
0%
18%
7%
23%
9%
11%
7%
Psychiatric
Hearing and Vestibular
Ocular
Placebo
Bard

Additionally, on November 9, 2020, we reported results from the long-term extension EAGLE study, in which the change from baseline in eGFR was assessed for the 14 patients with Alport syndrome who were treated with bardoxolone for three years (two years in CARDINAL and one year in EAGLE), with four-week off-treatment periods occurring at Weeks 48 and 100.  Bardoxolone treatment resulted in a mean increase from baseline in eGFR of 11.5 mL/min/1.73 m2 at Year 1, 13.3 mL/min/1.73 m2 at Year 2, and 11.0 mL/min/1.73 m2 at Year 3.

We submitted to the FDA our NDA filing for full marketing approval of bardoxolone in patients with CKD caused by Alport syndrome.  In the fourth quarter of 2021, we plan to submit to the EMA an MAA filing for full approval of bardoxolone for the treatment of CKD caused by Alport syndrome.

CARDINAL Year 1 results:

The results of the Year 2 of the CARDINAL Phase 3 study are consistent with the results from Year 1.

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

The key secondary endpoint for the study was the change in eGFR at 52 weeks, after 48 weeks of treatment and four weeks of off-treatment period. At Week 52, patients treated with bardoxolone had a statistically significant improvement compared to placebo in mean eGFR of 5.14 mL/min/1.73 m2 (p=0.0012) during the off-treatment period. Patients treated with bardoxolone experienced a nonsignificant decline from baseline in mean eGFR of -0.96 mL/min/1.73 m2 (p=0.45), while patients treated with placebo experienced a statistically significant decline from baseline in mean eGFR of -6.11 mL/min/1.73 m2 (p<0.0001) during the off-treatment period. Similar efficacy at Week 48 and Week 52 was observed across multiple subgroups, including among pediatric patients.

Potential Review Topics

Below is a discussion of potential NDA review topics and how we plan to respond. This list is not comprehensive, and other matters may arise during the NDA review process.

Characterization of Bardoxolone’s Mechanism of Action and Differentiation from Hyperfiltration

Bardoxolone has a novel mechanism of action that is differentiated from other approved and standard of care agents for the treatment of various forms of CKD.  Some of these treatments, such as ACE inhibitors and ARBs, acutely lower eGFR by reducing pressure within the kidney.  These agents have been shown to be protective over the long-term in several forms of CKD.  One class of agents has previously been shown to acutely increase eGFR by increasing pressure within the kidney.  This increase is only transient and is associated with an accelerated loss of kidney function over the long-term.  This profile is known as “hyperfiltration,” and from a safety perspective, it is important to demonstrate that bardoxolone’s mechanism of action is not due to hyperfiltration.

The CARDINAL data demonstrate that the profile of bardoxolone is inconsistent with the known profile of pressure-mediated injury, also known as “hyperfiltration.”  The prevailing hypothesis for GFR decline in the model of CKD is that “hyperfiltration” accelerates glomerular damage.  Based on data from preclinical studies as well as clinical studies such as African American Study of Kidney Disease (AASK), a study of specific blood pressure lowering agents (i.e., ramipril, metoprolol, and amlodipine) in hypertensive kidney disease, it has been widely believed that interventions that result in higher GFR in the short term are damaging.

Clinically, the profile of eGFR increases with bardoxolone is not consistent with the eGFR profile associated with increases in intraglomerular pressure, as previously observed with amlodipine.  In the AASK trial, amlodipine was shown to result in a short-term increase in GFR that was subsequently followed by an accelerated rate of GFR decline after six months of treatment (Agodoa, 2001; Wright, 2002).  In contrast, patients treated with bardoxolone for two years in CARDINAL continued to show higher mean eGFR values than patients treated with placebo.  Upon completion of two years in CARDINAL Phase 2 and Phase 3, patients who initiated a third year of treatment with bardoxolone in EAGLE showed persistent eGFR benefits.  The off-treatment evaluations at Week 52 and Week 104 in CARDINAL were designed to assess persistence of eGFR benefit four weeks after discontinuation of treatment, as well as to provide information as to whether acute increases in eGFR with bardoxolone treatment cause injury leading to decline in kidney function at a later time.  Similar to the eGFR benefits seen while on treatment, bardoxolone resulted in significantly higher off-treatment eGFR compared to placebo at Week 52 and Week 104.  Persistence in eGFR benefits for two to three years while on treatment, and after two periods of drug discontinuation for four weeks, is inconsistent with ongoing glomerular injury due to increases in intraglomerular pressure.  Moreover, for patients who discontinued prematurely in the CARDINAL trial, upon discontinuation of bardoxolone for approximately a year, patients showed disease progression similar to placebo.  Collectively, these data support that acute increases in eGFR with bardoxolone treatment are not associated with progressive glomerular injury.

Characterization of UACR Changes

In the setting of CKD disease progression, UACR often increases over time as the kidney accumulates damage.  For this reason, increases in UACR are considered on the pathway of progression to kidney failure.  Bardoxolone has been shown to reversibly increase UACR in certain patient populations, and characterization of this profile is important to differentiate it from a profile associated with injury and disease progression.

In nonclinical studies, treatment with a bardoxolone analog did not increase glomerular permeability to albumin, demonstrating that the increases in SNGFR and albuminuria were not associated with increases in glomerular permeability due to structural damage to the glomerular filtration barrier or to increased intraglomerular pressure (Kidokoro, 2019).  Consistent with these findings, the albuminuria increases have been recapitulated in long-term non-human primate studies without any adverse effects on kidney histology (Reisman, 2012).  Instead, bardoxolone and analogs have been shown to attenuate fibrosis and inflammation in murine models of protein overload, nephrotic syndrome, and hyperfiltration.  Clinically, the profile of increases in albuminuria induced by bardoxolone is distinct from glomerular damage caused by increased intraglomerular pressure.  Agents that increase albuminuria due to glomerular damage would be expected to cause a continued increase in albuminuria as GFR declined over time, and albuminuria increases would persist even after withdrawal of drug.

In contrast, increases in UACR from bardoxolone treatment plateau and do not continue to increase over time, are not associated with accelerated rates of eGFR decline, and return to baseline upon withdrawal and washout of drug.  In CARDINAL, increases in UACR at Week 100 were similar in bardoxolone- and placebo-treated patients. When indexed to eGFR changes, urinary albumin excretion was lower in patients randomized to bardoxolone relative to patients randomized to placebo.  Geometric mean UACR generally did not change over time in the pediatric patients randomized to bardoxolone.

If albuminuria increases with bardoxolone were associated with deleterious effects on the kidney, patients with the greatest increases in UACR would be expected to have accelerated rates of eGFR decline compared to placebo patients while on-treatment and post-withdrawal.  Importantly, in both the CARDINAL Phase 3 study and BEACON, the patients in the quartile with the largest bardoxolone-induced increases in UACR experienced on-treatment and post-withdrawal eGFR increases similar to or better than patients in the other three quartiles of bardoxolone-treated patients and experienced eGFR improvements relative to all quartiles of placebo patients.  Thus, the collective body of nonclinical and clinical evidence supports our conclusion that increases in eGFR and UACR observed with bardoxolone are not associated with accelerated progression of kidney disease.

Aminotransferases

Increases in the levels of alanine (ALT) and aspartate aminotransferases (AST) in the serum are used clinically to assess for the potential of liver injury.  Liver damage due to liver disease or hepatotoxic agents increases ALT and AST levels in the serum.  Bardoxolone has also been shown to increase ALT and AST levels in the serum, and we have been able to characterize this profile in non-clinical and clinical studies to differentiate it from drug-induced hepatotoxicity.

Increases in aminotransferases observed clinically may be related to the pharmacological induction of gene expression and reflect metabolic adaptations coordinated by Nrf2, rather than caused by liver toxicity.  Genetic manipulation of Nrf2 in animal models affects the expression and serum activity of ALT and AST, and treatment with bardoxolone and analogs increase ALT and AST expression in cultured cells and in vivo without any liver toxicity.  Additionally, bardoxolone and its analogs are protective in multiple models of hepatotoxicity (e.g., acetaminophen, concanavalin A, aflatoxin, and carbon tetrachloride models).  In the clinic, the observed increases are generally maximal within six to eight weeks after treatment initiation or approximately two weeks after the final dose escalation in a dose titration scheme, and trend back toward baseline while patients remain on study drug.

Moreover, these increases are reversible, and at the post-treatment visits (four weeks after stopping study drug), aminotransferase levels decreased further and generally returned to near baseline levels.  Importantly, elevations in aminotransferases were not associated with elevations in total bilirubin across all clinical trials of bardoxolone, which have enrolled more than 3,000 patients, and no Hy’s law cases have been reported.

Impact of Missing Data

In almost all clinical trials, not all patients who enroll in a trial complete it, which results in missing data.  Missing data can potentially impact the interpretability of data, and we have conducted multiple sensitivity analyses to assess the impact of missing data on the CARDINAL Year 1 and Year 2 primary and key secondary efficacy results.  Most notably, a prespecified tipping point assessed how “negative” the imputed values in the bardoxolone group would have to be for the trial to lose statistical significance.  This analysis demonstrated that the eGFR for every imputed value in the bardoxolone group would have to be 25 mL/min/1.73 m2 lower at Week 100 and 10 mL/min/1.73 m2 lower at Week 104 for the primary and key secondary endpoints, respectively, to lose statistical significance.  Additional sensitivity analyses conducted to assess the impact of missing data on the interpretation of the off-treatment results from the CARDINAL trial demonstrated results that consistently favored bardoxolone, confirming missing data did not meaningfully affect the study conclusions.

Resolution of Acute Pharmacodynamic Effects

An off-treatment assessment was conducted after one and two years of treatment in the CARDINAL trial to characterize the impact of bardoxolone on the structure of the kidney.  This assessment was intended to determine if bardoxolone improves the structure of the kidney, which would be consistent with disease-modifying activity.  To perform this assessment, the acute increases in eGFR must be resolved so that only the persisting, irreversible effect on kidney function is assessed.  In the clinical trial protocol, the target day for assessment of off-treatment eGFR was 28 days after the last dose, and the window in the Statistical Analysis Plan (SAP) allowed values as early as 14 days after the last dose to contribute to the analysis.

The assessment of eGFR changes in the SAP after the last dose in CARDINAL allowed for sufficient drug washout and resolution of acute pharmacodynamic effects.  Based on the drug’s half-life of approximately 48 hours, 14 days represents seven half-lives, and by this time >99% of bardoxolone has been cleared, and there are no active metabolites.  The time to resolution of the acute increases in eGFR was also evaluated using the integrated summary of safety (ISS) dataset, which contains data from over 3,000 patients and has off-treatment values that range from one day to many weeks post-discontinuation.  Analyses of available serial off-treatment eGFR values in these patients demonstrate bardoxolone’s resolution of acute pharmacodynamic (PD) effect occurs during the initial 14-day post-dose period.  The resolution of PD effects on eGFR within 14 days after the last dose was also supported by analyses using all off-treatment eGFR values in the ISS dataset (n=652) collected between one to <42 days after the last dose from all completed bardoxolone trials that were not terminated prematurely.  The collective multiple lines of evidence, including clinical eGFR data, clinical PK data, clinical and nonclinical PD data, and robust population PK and exposure-response modeling, strongly support the conclusion that bardoxolone’s acute PD effects on eGFR are resolved within 14 days after stopping treatment.  Consequently, for the purposes of evaluating bardoxolone’s effect on the irreversible loss of kidney function, the off-treatment window used in CARDINAL is sufficient for resolution of acute PD changes in eGFR.

Importantly, the median number of days after the last dose of bardoxolone for the off-treatment eGFR values was 28 days for both Year 1 and Year 2.  A total of seven bardoxolone patients had off-treatment eGFR values collected less than 21 days after the last dose of drug, including six patients in Year 1 and one patient in Year 2.  There was no association between the magnitude of the off-treatment eGFR values and the number of days post-dose in CARDINAL Phase 3.  Thus, eGFR values collected less than 21 days after the last dose did not bias the Year 1 and Year 2 off-treatment results.

SAP Addendum to Account for Operational Changes Necessitated by COVID-19

As COVID-19 emerged as a pandemic with serious public health implications during the first quarter of 2020, we undertook a series of measures to protect the health and safety of patients and health care workers involved in CARDINAL, as well as our other ongoing clinical studies, while maintaining the conduct of these clinical studies in accordance with guidance provided by the FDA and the EMA.  For example, we implemented the use of at-home visits as an alternative to in-clinic visits when necessary to collect blood draws and to assess patient safety and arranged for home delivery of the study drug to patients.  We also modified off-treatment visit windows to increase scheduling flexibility due to varying lockdown periods across geographies.  We continue to utilize these measures to ensure continued access to drug treatment and appropriate safety monitoring in EAGLE.

We issued an addendum to the SAP for CARDINAL to account for the operational changes to the study made in response to the COVID-19 pandemic.  We performed post hoc sensitivity analyses to address the impact of the SAP addendum changes to the treatment effect and p-value for the Year 2 endpoints.  The treatment effect point estimate for the sensitivity analyses (without the SAP addendum changes) show a larger treatment effect for the primary endpoint, while the treatment effect point estimates for the key secondary analyses were similar.  The p-values for the sensitivity analyses remained significant regardless of modifications to the analysis.  Based on the results of these post hoc analyses, the changes to the SAP did not meaningfully affect the treatment effect point estimate, p-value, or study conclusions.

Bardoxolone in Patients with CKD Caused by Autosomal Dominant Polycystic Kidney Disease

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

ADPKD affects both men and women of all racial and ethnic groups and is the leading inheritable cause of kidney failure with an estimated diagnosed population of 140,000 patients and an estimated prevalent population of 400,000 patients in the United States.  Despite current standard-of-care treatment, an estimated 50% of ADPKD patients progress to ESKD and require dialysis or a kidney transplant by 60 years of age.  The only therapy currently approved for ADPKD is JYNARQUE® (tolvaptan), developed by Otsuka Pharmaceuticals Co., Ltd., which was approved in the United States in 2018.

In ADPKD, inflammation and mitochondrial dysfunction, processes known to be suppressed by Nrf2 activation, drive cysts growth in the kidney tubules.  We have shown in preclinical cellular models that in primary and immortalized ADPKD cyst-derived cells, bardoxolone induces expression of Nrf2 target genes, reduces levels of MCP-1 (marker of inflammation), increases total cellular glutathione levels, reduces ROS levels, and improves mitochondrial function.  Bardoxolone also reduces cyst formation in a cell-based cystogenesis model.  These results suggest that activation of Nrf2 by bardoxolone may have the potential to improve the molecular features that are hallmarks of ADPKD.

In May 2019, we initiated a registrational Phase 3 trial called FALCON in patients with ADPKD.  FALCON is an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to bardoxolone or placebo.  FALCON will enroll patients in a broad range of ages, 18 to 70 years old, with an eGFR between 30 to 90 mL/min/1.73 m2.  The key primary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 52, which represents 48 weeks of treatment followed by a four-week withdrawal period.  At Week 52, patients resume treatment for a second 48-week period to Week 100 followed by a second four-week withdrawal period to Week 104.  The secondary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 104.

We are planning to amend the FALCON protocol to increase the target enrollment from 300 patients to a total of 550 patients.  We observed an increase in variability in eGFR values in Year 2 of the CARDINAL study versus Year 1.  The increase in enrollment is intended to preserve the statistical power of the study in the event that we observe similar eGFR variability to what we observed in Year 2 of the CARDINAL study.  The FDA has provided us with guidance that, in patients with ADPKD, an analysis of eGFR during the off-treatment period demonstrating an improvement versus placebo after one year of bardoxolone treatment may support an NDA submission for accelerated approval of bardoxolone for the treatment of ADPKD, and data demonstrating an improvement versus placebo after two years of treatment may support full approval.

In March 2020, we announced a temporary pause in enrollment in FALCON due to the COVID-19 pandemic; we resumed enrollment during the third quarter of 2020.  The measures we implemented to the conduct of FALCON in response to COVID-19 have been effective, and we anticipate no meaningful impact on data integrity due to COVID-19.  Most sites are currently able to screen and randomize patients, and more than 220 patients are currently enrolled in the study.  With the announced increase in anticipated enrollment, we expect to complete enrolling the FALCON study by the end of 2021.

Bardoxolone in CKD Patients at Risk of Rapid Progression

MERLIN is a proof of concept, multi-center, double-blind, placebo-controlled, Phase 2 trial to evaluate the safety and efficacy of bardoxolone in patient populations with CKD at meaningful risk of progression to ESKD.  Multiple etiologies of CKD will be studied, including patient populations we have studied before (Alport syndrome, IgAN, FSGS, T1D CKD, and T2D CKD) and those we have not studied, such as hypertensive CKD and others.

MERLIN is anticipated to enroll approximately 70 patients with eGFR between 20 and 60 mL/min/1.73 m2, and patients must meet at least one of the following criteria: UACR ≥ 300 mg/g; eGFR decline at a rate of ≥ 4 mL/min/1.73 m2 in prior year; or hematuria defined as > 5-10 red blood cells per high power field (manual method), documented history of positive urinary dipstick for blood in prior year, or macroscopic hematuria in prior 3 years.  Enrollment began in February 2021, and we expect data in the second half of 2021.  The primary objective is to assess change in eGFR from baseline at week 12, and the secondary objective is to characterize change in eGFR from baseline by CKD etiology at Week 12.  The exploratory efficacy objective is to characterize change in eGFR from baseline during a 5-week drug treatment withdrawal period.  The results from MERLIN would provide us proof of concept to potentially proceed to a larger Phase 3 study with similar eligibility criteria and a longer treatment duration.  Moreover, together with the results of KKC’s ongoing AYAME study, which are expected in the first half of 2022, MERLIN will inform us of the potential to commercially pursue bardoxolone in broad set of CKD patients at-risk for rapid progression.

Bardoxolone in Patients with Rare Forms of CKD

Both the FALCON and MERLIN trials draw from the results of our Phase 2 study called PHOENIX, an open-label, multi-center Phase 2 trial evaluating the safety and efficacy of bardoxolone in patients with ADPKD, IgAN, T1D CKD, or FSGS completed in 2019.  In each of these cohorts, bardoxolone treated patients experienced a statistically significant increase from baseline in mean eGFR after 12 weeks of treatment, as shown in the table below.  We plan to pursue development opportunities in each of these rare and serious forms of CKD, maintaining our intent to expand the commercial indications for bardoxolone.

Mean ± SE eGFR Change (mL/min/1.73 m^2)

	Week 12 ΔeGFR	p-value vs. Baseline
ADPKD (n=31)	9.3 ± 1.4	$p < 0.0001$
IgAN (n=26)	8.0 ± 1.6	$p < 0.0001$
T1D CKD (n=28)	5.5 ± 2.3	$p = 0.02$
FSGS (n=18)	7.8 ± 2.2	$p = 0.003$
All (n=103)	7.8 ± 0.9	$p < 0.0001$

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

Regarding ADPKD patients treated with bardoxolone, this cohort experienced a statistically significant increase from baseline in mean eGFR of 9.3 mL/min/1.73 m2 (p<0.0001) after 12 weeks of treatment (n=31).

Available historical data for 29 of these patients showed an average annual decline in eGFR of 4.8 mL/min/1.73 m2 in the three-year period prior to study entry.  The magnitude of improvement in eGFR observed with bardoxolone represents the recovery of approximately two years of average decline in kidney function in the patients in this trial.  The ADPKD patients showed a high response rate, with all but one patient showing improvement at Week 12.  No drug-related SAEs were reported, and reported AEs were generally mild to moderate in intensity.

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

Programs in Neurological Diseases

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder that is usually diagnosed during adolescence and can ultimately lead to premature death.  In October 2019, we announced that the registrational Part 2 portion of the MOXIe Phase 2 trial of omaveloxolone in patients with FA met its primary endpoint of change in mFARS relative to placebo after 48 weeks of treatment.  Because mitochondrial dysfunction is a key feature of many neuromuscular diseases, we believe omaveloxolone may be broadly applicable to treat neurological diseases by activating Nrf2 to normalize and improve mitochondrial function and ATP production.  We plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more additional neurological diseases.

We are also developing RTA 901 for the treatment of neurological diseases.  RTA 901 is a highly potent and selective C-terminal modulator of Hsp90, which has a critical role in mitochondrial function, protein folding, and inflammation.  RTA 901 has demonstrated profound efficacy in a wide range of animal models of neurological disease, including diabetic neuropathy, neuroinflammation, and neuropathic pain.  RTA 901 has been evaluated in a Phase 1 clinical trial in healthy volunteers, with no safety or tolerability issues and with an acceptable PK profile.  In the fourth quarter of 2021, we plan to initiate a Phase 2 study of RTA 901 in DPNP.

Omaveloxolone in Patients with Friedreich’s Ataxia

We are developing omaveloxolone for the treatment of patients with FA.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation and wheelchair reliance.  Based on literature and proprietary research, we believe FA affects approximately 5,000 children and adults in the United States and 22,000 individuals globally.

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

We believe treatment for FA patients in the United States is primarily concentrated in specialty clinics comprising eight FA Collaborative Clinical Research Networks in Friedreich's Ataxia as disclosed by the Friedreich’s Ataxia Research Alliance (FARA), 19 ataxia centers as disclosed by the National Ataxia Foundation, and 222 Muscular Dystrophy Association centers as disclosed by the Muscular Dystrophy Association.  If approved by regulatory authorities, omaveloxolone has the potential to be the first therapy for the treatment of FA.  The FDA and the EC have granted orphan drug designation to omaveloxolone for the treatment of FA.

Rationale for Development of Omaveloxolone in Friedreich’s Ataxia

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

MOXIe Part 2 Study Results

Our Phase 2 trial, called MOXIe, was a two-part, international, multi-center, randomized, double-blind, placebo-controlled registrational trial that studied the safety and efficacy of omaveloxolone in patients with FA.  Additionally, patients who completed the study and met eligibility requirements could participate in the open-label extension (MOXIe Extension).  Part 1 of MOXIe (MOXIe Part 1) was a dose-ranging study designed to assess safety and identify an optimal dose of omaveloxolone to test in the registrational Part 2 portion of the study.  A dose of 150 mg per day was selected for MOXIe Part 2, and no safety concerns were noted by the DSMB that oversaw the trial and reviewed all safety data.  The measures we implemented to the conduct of our clinical studies in response to COVID-19 were also applied to MOXIe.

Based on data from MOXIe Part 1, we designed and powered MOXIe Part 2, an international, multi-center, double-blind, placebo-controlled, randomized registrational study, that enrolled 103 patients with FA at 11 trial sites in the United States, Europe, and Australia.  MOXIe Part 2 is the largest global, interventional trial ever completed in FA.  Patients were randomized one-to-one to omaveloxolone or placebo.  The primary analysis population included patients without pes cavus (n=82), a musculoskeletal foot deformity that may interfere with the patient’s ability to perform some components of the neurological exam used to score the primary endpoint of the study.  Safety analyses were evaluated in the all-randomized population (n=103).

The primary endpoint for the trial was the change in the mFARS score for omaveloxolone relative to placebo after 48 weeks of treatment.  The mFARS is a physician-assessed neurological rating scale used to measure FA disease progression.  The FDA agreed that mFARS was an acceptable primary endpoint to evaluate the effect of omaveloxolone for the treatment of patients with FA.  Omaveloxolone treatment demonstrated statistically significant evidence of efficacy for the primary endpoint of the trial, producing a placebo-corrected -2.40 point mean improvement in mFARS (n=82; p=0.014).  Patients treated with omaveloxolone experienced a mean improvement in mFARS of -1.55 points from baseline, while patients treated with placebo experienced a mean worsening in mFARS of +0.85 points from baseline.

Further, the observed placebo-corrected improvements in mFARS were time-dependent, increasing over the course of treatment with the largest improvement observed after 48 weeks of treatment.

Placebo (n=42)
Omav (n=40)
Worsened
+0.85 pts
-1.55 pts
Improved
Change from Baseline in mFARS
1.0
0.0
-1.0
-2.0
0
12
24
36
48
Study Week

Omaveloxolone treatment also demonstrated statistically significant evidence of efficacy in mFARS at Week 48 when the pes cavus patients were included in the analysis (the all-randomized population).  In the all-randomized population, omaveloxolone treatment produced a statistically significant, placebo-corrected -1.93 point mean improvement in mFARS (n=103; p=0.034).  Omaveloxolone treatment also improved several secondary endpoints included in the trial.

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

Primary Efficacy MMRM (FAS) (n=82)
-2.40 (-4.31, -0.50) (p=0.01)
Age Group
Age< 18 (n=20)
-4.16 (-8.43, 0.12) (p=0.06)
Age>= 18 (n=62)
-1.60 (-3.78, 0.58) (p=0.15)
Gender
Female (n=38)
-1.60 (-4.62, 1.42) (p=0.29)
Male (n=44)
-3.17 (-5.90, -0.44) (p=0.02)
GAA1 Repeat Length >= 675
Y (n=39)
-4.27 (-6.96, -1.57) (p=<.01)
N (n=28)
-1.94 (-5.19, 1.31) (p=0.24)
Ambulatory Status
Non-Ambulatory (n=6)
-4.57 (-11.42, 2.27) (p=0.19)
Ambulatory (n=76)
-2.19 (-4.22, -0.17) (p=0.03)
Efficacy MMRM (ARP) (n=103)
-1.93 (-3.70, -0.15) (p=0.03)
Efficacy MMRM (PP) (n=61)
-2.91 (-5.10, -0.72) (p=0.01)
-15
-10
-5
0
5
10
15
Difference (Omaveloxolone 150 mg - Placebo)

Additionally, all secondary endpoints either favored the omaveloxolone arm or were neutral.  Patients on omaveloxolone experienced a nominal improvement in the Activities of Daily Living questionnaire (ADL), with all nine questions favoring the omaveloxolone arm.  On average, ADL scores for patients on omaveloxolone did not change from baseline, while placebo-treated patients worsened.  Both patient global impression of change (PGIC) and clinical global impression of change (CGIC) numerically favored omaveloxolone, and improvement in PGIC correlated with the observed improvement in mFARS.

Omaveloxolone was reported to be generally well-tolerated.  Four (8%) omaveloxolone patients and two (4%) placebo patients discontinued trial drug due to an AE.  The reported AEs were generally mild to moderate in intensity, and the most common AEs (i.e., reported in > 20% of patients in either treatment group) observed more frequently in omaveloxolone compared to placebo were headache, nausea, increased aminotransferases, fatigue, and abdominal pain.  Increases in aminotransferases are a pharmacological effect of omaveloxolone, which increases production of aminotransferases in vitro, which we believe are related to restoration of mitochondrial function.  In MOXIe, the aminotransferase increases were associated with improvements (reductions) in total bilirubin and were not associated with liver injury.

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

In September 2020, additional data analyses from MOXIe Part 2 that were not communicated in the announcement of topline results in 2019 were presented at the American Academy of Neurology’s Emerging Science conference and the FARA 2020 Biomarker & Clinical Endpoint Meeting by Dr. David Lynch, M.D., Ph.D.  These analyses are included in the discussions and tables above regarding changes in mFARS from baseline on subsections of the mFARS exam and secondary endpoints.  Dr. Lynch is an attending physician at the Children’s Hospital of Philadelphia, professor of neurology at the Perelman School of Medicine at the University of Pennsylvania, and the principal investigator of the MOXIe study.  In October 2020, the results from MOXIe Part 2 evaluating the efficacy and safety of omaveloxolone in patients with FA were published in the journal Annals of Neurology.

Baseline-Controlled Study Results

At a Type C meeting in August 2020, the FDA provided us guidance that, although it does not have concerns with the reliability of the mFARS primary endpoint results from MOXIe Part 2, it was not convinced that the results from MOXIe Part 2, as a single study, were sufficient to support approval.  The FDA stated that we will need to conduct a second pivotal trial that confirms the mFARS results of MOXIe Part 2 with a similar magnitude of effect.  As an alternative, we proposed the Baseline-Controlled Study.

The Baseline-Controlled Study evaluated the efficacy of omaveloxolone treatment using a baseline-controlled analysis design in which patients serve as their own controls, and changes in mFARS during the pre-treatment period in either MOXIe Part 1 or Part 2 are compared to changes in mFARS during the treatment period in the MOXIe Extension.  The FDA stated that it would consider this study and determine if the results increase the persuasiveness of MOXIe Part 2 results sufficient to support submission of an NDA for omaveloxolone.

Efficacy was assessed by comparing the annualized rate of change in mFARS during the pre-treatment period to the annualized rate of change in mFARS during the treatment period for patients who received approximately 48 weeks of omaveloxolone in the MOXIe Extension (the paired difference).  The pre-treatment period for MOXIe Part 1 patients is the period from enrollment in MOXIe Part 1 to enrollment in the MOXIe Extension.  The pre-treatment period for MOXIe Part 2 patients is the 48-week treatment period, during which they received placebo in MOXIe Part 2.

The primary efficacy analyses were analyzed according to a statistical hierarchy. The primary analysis population included MOXIe Part 1 and Part 2 patients without pes cavus who had an mFARS assessment at Week 48 of the MOXIe Extension. The MOXIe Part 2 placebo population was then analyzed separately followed by the MOXIe Part 1 population.

The Baseline-Controlled Study demonstrated a statistically significant -3.76 point improvement (p=0.0022) for the primary endpoint of the paired difference in annualized mFARS slopes between the treatment and pre-treatment periods in the primary analysis population.  Evaluation of the data for patients from MOXIe Part 2 and Part 1, separately, also demonstrated a statistically significant treatment effect, consistent with the primary analysis of the Baseline-Controlled Study and MOXIe Part 2.  All three analysis populations, including the primary analysis population, the MOXIe Part 2 placebo population, and the MOXIe Part 1 population, on average, demonstrated worsening (positive slope) during the pre-treatment period and an improvement (negative slope) during the treatment period.  There was no significant difference between the paired differences of patients from MOXIe Part 1 and Part 2 (two-sample t-test, p=0.53), confirming suitability for pooling for the primary analysis population (MOXIe Part 1 and Part 2 combined).

Sensitivity analyses were performed to assess multiple alternate methods for calculating slope and comparing treatment and pre-treatment periods.  Additionally, analyses were performed using the all-enrolled population, which included patients with and without pes cavus.  These analyses consistently demonstrated a significant treatment effect and upheld the conclusion of the primary analysis.

These results were provided to the FDA, and after an internal review, the FDA concluded that it does not believe the results strengthen the results of MOXIe Part 2.  The FDA suggested additional exploratory analyses to evaluate whether the treatment effects show an effect on disease course using patients randomized to placebo during MOXIe Part 2 who then went on study drug in the MOXIe Extension. The FDA noted the small number of patients and stated that the potential for these exploratory analyses to strengthen the study results was questionable.  The FDA indicated that it remains interested in reviewing the results of the additional exploratory analyses, called the Delayed-Start Analyses, as those may inform the future development program.

Delayed-Start Analyses Results

As stated above, the FDA previously suggested that potentially useful analyses would include the change from baseline in mFARS during the MOXIe Extension, comparing patients randomized to placebo (the placebo-to-omaveloxolone group) with those randomized to omaveloxolone (the omaveloxolone-to-omaveloxolone group) in the double-blind period from MOXIe Part 2.  Such analyses would include a graphical representation of the time course for the change from baseline mFARS in both omaveloxolone and placebo groups from the placebo-controlled MOXIe Part 2 and the change from baseline in the two treatments groups (the omaveloxolone-to-omaveloxolone group and the placebo-to-omaveloxolone group) through 48 weeks in the MOXIe Extension.

Data from MOXIe Part 2 and the MOXIe Extension were analyzed in the Delayed-Start Analyses, whereby parallel trajectories between the placebo-to-omaveloxolone group and the omaveloxolone-to-omaveloxolone group in the MOXIe Extension could provide evidence of disease-modifying activity (D’Agostino, 2009; Liu-Seifert, 2015).

A total of 73 out of 75 (97%) patients without pes cavus who completed MOXIe Part 2 enrolled in the MOXIe Extension, including 39 patients previously randomized to placebo (the placebo-to-omaveloxolone  group) and 34 patients previously randomized to omaveloxolone (the omaveloxolone-to-omaveloxolone group).  A longitudinal analysis used to calculate annualized slopes incorporating all available data from the MOXIe Extension showed similar slopes in mFARS for the placebo-to-omaveloxolone group (0.59 points per year) when compared to the omaveloxolone-to-omaveloxolone group (0.41 points per year) with no significant difference between slopes (p=0.75).  The resulting parallel trajectories between both treatment groups is consistent with disease-modifying activity.

MOXIe Part 2
Off-treatment
mFARS Change
3.0
2.0
1.0
0.0
-1.0
-2.0
PBO to Omav (n=39)
Omav to Omav (n=34)
0
24
48
72
96
120
144
Treatment Week

PBO-Omav (n)	42	41	41	27	22	9	3
Omav-Omav (n)	41	36	34	28	18	11	6

Similar results were seen when the analyses were limited to the subset of patients who had completed through Week 72 of the MOXIe Extension. A notable number of mFARS values were missing at Week 48 of the MOXIe Extension, likely due to COVID-related interruptions. Exclusion of the Week 48 outlier data also showed parallel trajectories between the placebo-to-omaveloxolone group (n=9) and the omaveloxolone-to-omaveloxolone group (n=11).  Notably, patients previously randomized to omaveloxolone in MOXIe Part 2 continued to show improvements in mFARS relative to their original baseline, supporting that omaveloxolone prevented worsening of neurological function after two and a half years of treatment.

MOXIE Part 2
Off-treatment
PBO to Omav
Omav to Omav
mFARS Change, LS Mean ± SE
8
6
4
2
0
-2
-4
-6
0
24
48
72
96
120
Treatment Week

Number of patients

	0	24	48		72	96	120
PBO-Omav (n)	9	9	9	9	9	5	9
Omav-Omav (n)	11	11	11	11	11	3	11

Collectively, we believe that the results of the Delayed-Start Analyses suggest disease-modifying activity with omaveloxolone, provide evidence supporting the positive primary endpoint findings in MOXIe Part 2, and provide additional evidence of the effectiveness of omaveloxolone in FA.  We have requested a Type C meeting with the FDA to discuss the additional analyses and the FA development program.  We plan to initiate a second pivotal study in the second half of 2021, incorporating input from both the FDA and the EMA into the protocol before we initiate enrollment.

Omaveloxolone in Other Neurological Diseases

Omaveloxolone is a promising platform molecule.  Because mitochondrial dysfunction is a key feature of many neurological and neuromuscular diseases, we believe omaveloxolone may be broadly applicable to treat such diseases by activating Nrf2 to normalize and improve mitochondrial function and ATP production.

Based on our understanding of the pathophysiology of neurological diseases, characterized by mitochondrial dysfunction, inflammation, and oxidative stress, we believe omaveloxolone may be applicable to diseases such as progressive supranuclear palsy, Parkinson’s disease, frontotemporal dementia, Huntington’s disease, ALS,

Alzheimer’s disease, and epilepsy.  Consistent with this, we have observed compelling activity of omaveloxolone and our other Nrf2 activators in preclinical models of many of these diseases.

Our Nrf2 activators reduced seizure frequency in refractory, progressive epilepsy models and restored mitochondrial function in patient biopsy samples and preclinical models of FA, ALS, familial and sporadic Parkinson’s disease, and frontotemporal dementia.  In clinical trials, improvements in neuromuscular function have been observed in FA patients treated with omaveloxolone as assessed by mFARS rating scale, and improvements in mitochondrial function, as measured by reductions in blood lactate and heart rate, have been observed in patients with primary mitochondrial disease.  Accordingly, we believe that omaveloxolone has the potential to treat a number of neurological and neuromuscular diseases that currently have few or no effective therapies, and we plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more of these diseases.

RTA 901 in Neurological Diseases

RTA 901 is the lead product candidate from our Hsp90 modulator program, which includes highly potent and selective C-terminal modulators of Hsp90.  We have observed favorable activity of RTA 901 in a range of preclinical models of neurological disease, including models of diabetic neuropathy, neuroinflammation, and neuropathic pain.

Historically, other companies have explored N-terminal Hsp90 inhibitors for cancer therapeutics; however this approach has been associated with multiple adverse effects including peripheral neuropathy and ocular toxicity.  Binding at the C-terminus of Hsp90 leads to increased transcription of Hsp70, a cytoprotective and molecular chaperone gene, which facilitates cell survival in response to stress without the deleterious activities of N-terminal inhibition.

In preclinical rodent disease models, we observed that RTA 901 administered orally once-daily rescued existing nerve function, restored thermal and mechanical sensitivity within four weeks, and improved nerve conductance velocity and mitochondrial function.  These effects are dose-dependent, reversible, and HSP70-dependent.

We completed a Phase 1 SAD/MAD trial of oral, once-daily RTA 901 in healthy adult volunteers to evaluate the safety, tolerability, and PK profile.  The PK was linear up to the highest doses evaluated with a half-life ranging from two to nine hours, and exposures were easily achievable in 10-fold excess of those necessary for efficacy in multiple animal models. No safety or tolerability concerns were reported.  We plan to initiate additional Phase 1 studies to evaluate the PK and drug-drug interaction potential of RTA 901 in the second quarter of 2021, and we expect to launch a randomized, placebo-controlled Phase 2 study in DPNP in the fourth quarter of 2021.

There are about four million patients with moderate to severe DPNP in the United States, and about two million adult patients diagnosed with DPNP seek treatment annually.

We are the exclusive licensee of RTA 901 and maintain worldwide commercial rights.

Other Clinical Programs

RTA 1701 in Autoimmune Diseases

In addition to our lead programs, we are developing RTA 1701, the lead product candidate from our proprietary series of RORγt inhibitors, for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  RTA 1701 is an orally-bioavailable, RORγt-selective allosteric inhibitor that suppresses Th17 differentiation in vitro and demonstrates strong efficacy in rodent disease models of autoimmune disease.  RTA 1701 also potently suppresses the production of IL-17A, a clinically important cytokine, in human immune cells and when dosed orally to non-human primates.  We have conducted a Phase 1 trial to evaluate the safety, tolerability, and PK profile of RTA 1701 in healthy adult volunteers.  No safety or tolerability concerns were reported, and we observed an acceptable PK profile.  We plan to continue development for RTA 1701 in autoimmune, inflammatory, or fibrotic diseases.  We retain all rights to our RORγt inhibitors, which are not subject to any existing commercial collaborations.

Bardoxolone in Patients with Connective Tissue-Associated Pulmonary Arterial Hypertension

In addition to our lead programs in rare forms of CKD and a rare neurological disease, we are exploring additional clinical and preclinical programs.  In pulmonary disease, we have been conducting the Phase 3 CATALYST study of bardoxolone in PAH caused by connective tissue disease (CTD-PAH).  In March 2020, we announced that the CATALYST study was stopped in consideration of the risk of severe, adverse outcomes associated with COVID-19 among patients with respiratory and autoimmune diseases, after consultation with the DSMB.  CTD-PAH is a rare, serious, and progressive disease that leads to heart failure and death.  We concluded that continued exposure of these high-risk patients to clinic or in-person visits at this time presented an unacceptable risk to their health.

An initial review of CATALYST safety data conducted by the DSMB and provided to us suggests that bardoxolone was well-tolerated, with fewer patients discontinuing in the bardoxolone arm compared to the placebo arm.  There were no deaths in the bardoxolone arm, and fewer patients reported SAEs in the bardoxolone arm compared to the placebo arm.  While no futility analyses have been performed, an initial review of available efficacy data provided by the DSMB suggests that the study was unlikely to meet the primary endpoint of improvement in six-minute walk distance compared to placebo at Week 24.  After the data are formally analyzed, we will provide safety and efficacy data for CATALYST at a future medical meeting. Concomitant with the close of CATALYST, we also closed RANGER, the open-label extension study of bardoxolone in patients with PAH.

Investigator-Sponsored BARCONA Study of Bardoxolone in Patients with COVID-19

Researchers at NYU Grossman School of Medicine initiated an investigator-sponsored study, known as BARCONA, to study the effect of bardoxolone in patients suffering from COVID-19.  Serious complications of COVID-19 are caused by excessive systemic inflammation, which can result in dysfunction of the lungs, kidneys, and other organs.  Acute kidney injury has been reported to occur in up to 28% of all hospitalized COVID-19 patients, and in up to 72% of patients who do not survive COVID-19.  Bardoxolone and its analogs have demonstrated anti-inflammatory activity in animal models of acute lung and kidney injury, have increased survival in models of systemic inflammation, have been shown to suppress replication of several types of viruses and have shown improvements in kidney function in multiple clinical studies.

The Phase 2 portion of the study randomized 21 patients to bardoxolone and 19 patients to placebo with a maximum treatment duration allowed per-protocol of 29 days.  NYU investigators reported that no safety concerns were identified by the DSMB.  Based upon the significant resources required to conduct a Phase 3 trial, an increasing number of available vaccines, and declining COVID-19 infection rates, we have determined to not proceed with the Phase 3 portion of BARCONA.

Manufacture and Supply

We rely on multiple third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing, as well as for planned commercial manufacture if our product candidates receive marketing approval.  We believe there are reliable sources for all of the materials required for the manufacture of our product candidates.  Our third-party manufacturing strategy enables us to efficiently direct financial resources to the research, development, and commercialization of product candidates rather than diverting resources to internally develop manufacturing facilities.  We source our materials (whether they are of natural or chemical origin) globally, utilizing a network of qualified, established third-party vendors.  Prior to commercialization, it is common that a product candidate’s supply chain contains single-sourced suppliers.  Second source supplier identification and implementation strategies, as well as inventory safety stock, are used to mitigate supply chain risks at each stage of product development.  As our product candidates advance through development, we expect to enter into commercial supply agreements with key suppliers and manufacturers and continue to strategically build inventory and redundancy in suppliers, as appropriate, to fulfill and secure the ongoing and planned preclinical, clinical, and, if our product candidates are approved for marketing, commercial supply needs for us and our collaborators.

Manufacturing Preparations for Bardoxolone in Rare CKD

Our manufacturing and quality teams are in place for the current stage of program development with plans to grow as needed to support commercial supply and distribution of bardoxolone, a small molecule drug product to be administered orally.  We are on track for planned clinical and commercial launch drug supplies, with an identified supply chain to adequately support near-term clinical and commercial demand.  We have completed process validation batches for drug substance and registration batches for drug product.  A three-year, room temperature shelf life is currently established for clinical-image bardoxolone capsules at multiple doses, which is anticipated to reflect the commercial product stability.  In addition, we believe that the synthesis from regulatory starting material to drug substance can be manufactured at scale, resulting in a commercially competitive cost of goods.

Manufacturing Preparations for Omaveloxolone in Neurological Diseases

Our manufacturing and quality teams are in place for the current stage of program development with plans to grow as needed to support future commercial supply and distribution of omaveloxolone, a small molecule drug product to be administered orally.  We are on track for planned clinical drug supplies, with a supply chain strategy to adequately support potential future clinical and commercial demand.  We have completed registration batches for drug substance and drug product.  A three-year, room temperature, shelf life has been established for clinical-image omaveloxolone capsules at the target commercial dose.  In addition, we believe the synthesis from regulatory starting material to drug substance can be manufactured at scale, resulting in a commercially competitive cost of goods.

Sales and Marketing

We are in the process of building the commercial infrastructure in the United States necessary to effectively support the commercialization of our product candidates, if and when we receive regulatory approval of such product candidates in the United States.

Outside of the United States, where appropriate and depending on the terms of our contractual arrangements, we plan, either alone, or with new collaboration partners, to commercialize our products.  Our strategic collaborator KKC has all rights to commercialize bardoxolone in its territories.  We are refining our strategy and market assessments with respect to a potential launch in the European Union (EU), and we plan to continue to evaluate market opportunities for our products in other global markets.

Commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians, sales management, internal sales support, marketing, patient access, and distribution.  One challenge unique to rare diseases commercialization is patient identification due to the very small and sometimes heterogeneous disease populations.  Our management team is experienced in maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

Additional capabilities important to the orphan marketplace include the management of key accounts such as managed care organizations, specialty pharmacies, and government accounts.  To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any of our product candidates will be approved.

Sales and Marketing Preparations for Bardoxolone in Rare CKD

We are in the process of preparing for a potential commercial launch of bardoxolone in Alport syndrome in the United States and Europe.  Our ability to launch bardoxolone is dependent on the acceptance and successful defense of an NDA and MAA and approval by the FDA and EMA, respectively.  We have hired commercial leaders, and we are building the organization, infrastructure, systems, and processes necessary for the launch of bardoxolone in the United States, including sales, marketing, market access, patient support, and distribution.  Additionally, we are expanding quality and compliance functions to support commercialization.  We are also preparing to hire and expand our organization to launch in Europe.

If we receive approval for bardoxolone in Alport syndrome, we plan to utilize a specialty pharmacy distribution model to support product availability to patients, with a patient-centered hub to support on-label utilization, ease of access, and patient education and compliance.  We have completed preliminary field force sizing and structure for sales and access teams.  The trade naming process has been completed.  We have launched disease awareness campaigns to educate physicians about Alport syndrome.

Sales and Marketing Preparations for Omaveloxolone in FA

We have slowed our commercial launch planning efforts for omaveloxolone in FA in the United States until we have a clear regulatory path forward.  Our ability to launch omaveloxolone is dependent on the successful filing and defense of an NDA and MAA and approval by the FDA and EMA, respectively.  We have hired commercial leadership and will build the teams, infrastructure, systems, and processes necessary for the launch of omaveloxolone with regulatory advancement.  This will include sales, marketing, market access, patient support, and distribution.  Additionally, we plan to expand quality and compliance functions to support commercialization.

Medical Affairs

Our medical affairs activities are expected to grow in 2021.  Regarding our CKD program, our medical science liaisons are actively engaged in educating the nephrology community on the hallmarks of Alport syndrome.  A focus of our education efforts is the importance of genetic testing in reducing the meaningful misdiagnosis rate for patients with Alport syndrome.  Our KIDneyCode™ initiative provides free access to genotyping against 18 CKD-relevant genes. In addition, we planned advisory boards globally to disseminate and discuss CARDINAL Phase 3 results.  In neurological disease, we are increasing our efforts to educate physicians on the hallmarks of FA and the differentiating symptoms that discriminate patients with FA from patients with similar neurological diseases.

Competition

The development and commercialization of new pharmaceutical products is highly competitive.  Our future commercial success depends on our ability to achieve and maintain a competitive advantage.  We are aware of several advanced drug development programs in CKD for which we are developing bardoxolone, in FA for which we are developing omaveloxolone, and in DPNP for which we are developing RTA 901.

Bardoxolone in CKD Caused by Alport Syndrome

Currently, there are no approved therapies for CKD caused by Alport syndrome, and patients are commonly treated off-label with angiotensin converting enzyme (ACE) inhibitors or angiotensin 2 receptor blockers (ARBs).  If approved, bardoxolone may be the first therapy to slow the progression of kidney disease in Alport syndrome.  We are aware of two programs in Phase 2 clinical development for the treatment of patients with CKD caused by Alport syndrome.  RG-012 (lademirsen), developed by Sanofi S.A., is in development for patients with CKD caused by Alport syndrome, and atrasentan, developed by Chinook Therapeutics, is in development for patients with one of several forms of CKD including Alport syndrome.

Bardoxolone in CKD Caused by Autosomal Dominant Polycystic Kidney Disease

Currently, there is one drug specifically approved and multiple therapies in late-stage clinical development for the treatment of patients with ADPKD.  In 2018, Otsuka Pharmaceuticals Co., Ltd. received approval by the FDA to market JYNARQUE® to slow kidney function decline in adults at risk of rapidly progressing ADPKD.  Additional therapies reported to be in clinical development include venglustat, which is currently in Phase 3 clinical development by Sanofi Genzyme, and lixivaptan from Palladio Biosciences, which is running an open-label Phase 3 study to evaluate the safety of lixivaptan in patients previously treated with JYNARQUE®.  Additionally, we are aware that GLPG2737 is currently in Phase 2 clinical development by Galapagos NV.

Bardoxolone in Other Forms of CKD

In addition to Alport syndrome and ADPKD we have tested and may pursue clinical development and commercialization of bardoxolone in additional forms of CKD including IgAN, FSGS, T1D CKD, or others.  There are currently no therapies approved specifically for IgAN, FSGS, or T1D CKD and patients are commonly treated off-label with ACE inhibitors, ARBs, or immunosuppressant therapy for IgAN and FSGS.  Several drug classes are commonly used for the treatment of hypertensive CKD including ACE inhibitors, ARBs, calcium channel blockers, and mineralocorticoid receptor antagonists.  Other drug classes used in addition to the above when medically appropriate include diuretics, alpha-1 blockers, and beta blockers.  ACE inhibitors and ARBs are generally prescribed for the treatment of T2D CKD, but only a few have been formally approved by the FDA, including the

ACE inhibitors captopril and ramipril, and the ARBs irbesartan and losartan.  Invokana®, an SGLT2 inhibitor developed by Mitsubishi Tanabe Pharma Corporation and Janssen Pharmaceuticals, has been approved in the United States for the treatment of patients with T2D and diabetic nephropathy.

We are aware of multiple drugs in advanced clinical development for IgAN, FSGS, and T1D CKD.  In IgAN, OMS-721, nefecon, atrasentan, and sparsentan, are in Phase 3 clinical development by Omeros Corporation, Calliditas Therapeutics AB, Chinook Therapeutics, and Travere Therapeutics, Inc., respectively.  Additionally, we are aware of multiple Phase 2 clinical development programs including LNP023, IONIS-FB-LRx, cemsdisiran, DM-199, and atacicept, by Novartis AG, Ionis Pharmaceuticals, Alnylam Pharmaceuticals, Diamedica Therapeutics, Inc., and Merck KGaA, respectively.  Multiple drugs are currently in advanced clinical development for FSGS, including sparsentan, which is in Phase 3 clinical development by Travere Therapeutics, and CXA-10, DMX-200, PF-06730512, and VX-147, which are reported to be in Phase 2 clinical development by Complexa, Inc., Dimerix Bioscience Ltd., Pfizer Inc., and Vertex Pharmaceuticals, Inc., respectively. In T1D CKD, we are aware of one program, GKT831, which is in Phase 2 clinical development by GenKyoTex SA.

We are also aware of multiple clinical development programs in T2D, hypertensive, and other forms of CKD.  These include the SGLT2 inhibitors, Jardiance® and Farxiga® developed by Boehringer Ingelheim and Eli Lilly and Company, and by AstraZeneca, respectively which are in development for patients with CKD with and without T2D.  AstraZeneca announced positive results from the Phase 3 DAPA-CKD trial of Farxiga® in August 2020 and announced that their NDA application received priority review in January 2021.  To our knowledge, AstraZeneca has not said whether any patients with CKD due to Alport syndrome were enrolled in the DAPA-CKD trial; however, the trial did enroll patients with IgAN and other forms of glomerulonephritis.  The DAPA-CKD study excluded patients with ADPKD and T1D CKD.  If approved and launched commercially, Farxiga® may be used to treat patients with CKD due to IgAN, FSGS, T2D CKD, and other rare and common forms of CKD including Alport syndrome.  Jardiance® is currently being tested in EMPA-KIDNEY, a Phase 3 trial in patients with various forms of CKD, excluding ADPKD and T1D CKD.  Results from the EMPA-KIDNEY trial are expected in the fourth quarter of 2022.

In addition to the SGLT2 inhibitor programs, we are aware of two other programs in Phase 3 development for diabetic nephropathy: finerenone and esaxerenone (MINNEBRO™) developed by Bayer AG (Bayer) and Daiichi Sankyo, respectively.  Bayer announced in January 2021 that the FDA accepted their NDA and granted priority review for finerenone for the treatment of patients with CKD and type 2 diabetes.  In January 2019, Daiichi Sankyo obtained PMDA approval in Japan for MINNEBRO™ for the treatment of hypertension and diabetic nephropathies.  We are also aware of several programs in Phase 2 development including a regenerative autologous cell therapy by inRegen, Setanaxib (GKT831) by GenKyoTex SA, Nidufexor (LMB763) by Novartis, DMX-200 by Dimerix Bioscience, MEDI3506 by AstraZeneca, Runcaciguat by Bayer, APX-115 by Aptabio Therapeutics, PHN-033 by PhytoHealth Corp, Praliciguat by Cyclerion Therapeutics Inc, and TMX-049 by XORTX Therapeutics Inc.

Omaveloxolone in Friedreich’s Ataxia

There are currently no therapies approved for FA.  If omaveloxolone is approved for the treatment of FA, it has the potential to be the first treatment on the market for this indication, but it currently faces pipeline competition.  Pipeline competition for this orphan disease results in competition for patient recruitment as well as investigators’ time and resources.

We are aware of two programs in Phase 3 stage of development including Retrotope Inc.’s study of RT001, which launched in January 2020, and PTC Therapeutics’ study of vatiquinone, which launched in November 2020.  The remaining competitor product candidates are in Phase 1 or 2 clinical development for FA, including MIN-102, CTI-1601, elamipretide, and JOT101 from Minoryx Therapeutics, Larimar Therapeutics, Stealth Biotherapeutics, and Jupiter Orphan Therapeutics, Inc., respectively.  Biohaven’s Troriluzole is in Phase 3 development for the treatment of patients with spinocerebellar ataxia (SCA).  Biohaven has expressed an intention to explore the development of Troriluzole for other ataxias, including FA pending the outcome of the ongoing clinical studies in SCA.

RTA 901 in Diabetic Peripheral Neuropathic Pain

Currently, there are four approved therapies for DPNP.  Lyrica® is an anti-epileptic drug, Cymbalta® is a SNRI anti-depressant, Nucynta® is an opioid, and Qutenza® is a capsaicin patch applied once every 3 months.  In addition, current treatment guidelines from the American Diabetes Association and the American Academy of Neurology also recommend the off-label use of gabapentin and tricyclic antidepressants.

Several new therapies are in Phase 3 stage of clinical development including VM-202 by Helixmith, BNV-222 by Bionevia (only in Russia), and NB-01 by NeuroBo Pharmaceuticals.  Additionally, we are aware of thirteen programs in Phase 2 stage of development including Cibinetide (ARA-290) by Araim Pharmaceuticals, LX9211 by Lexicon Pharma, MEDI7352 by AstraZeneca, Pirenzepine by WinSanTor, NRD-135S-E1 by Novaremed, TV-1001 (sodium nitrite) by TheraVasc, NYX-2925 by Aptinyx, DA-9801 by Dong-A ST, Ricolinostat by Regenacy Pharmaceuticals, NRD-135S.E1 by Novaremed AG, AT-001 by Applied Therapeutics, CNV2197944 by Calchan, and Omnitram by Syntrix Pharma.  In December 2020, Lexicon received fast track designation from the FDA for LX9211 for DPNP.

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

KKC is obligated to use commercially reasonable efforts to conduct all preclinical and clinical activities necessary for the commercialization of licensed products in each country in the licensed territory.  Under this agreement, we are obligated to use commercially reasonable efforts to supply KKC with clinical supply of licensed product required for KKC’s development in the licensed territory, and we are obligated to negotiate and execute commercial supply agreements with KKC.  Also, KKC has allowed us to conduct clinical activities in certain rare forms of kidney disease in Japan and has reimbursed us the majority of the costs for CARDINAL in Japan and is paying for the costs of a certain number of patients as the in-country caretaker in FALCON in Japan.

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

Amended and Restated License Agreement with AbbVie

In September 2010, we entered into a license agreement with AbbVie (the AbbVie License Agreement), under which we provided AbbVie the exclusive right to develop and commercialize bardoxolone or other molecules for renal, metabolic, and cardiovascular indications, including CKD and PAH, in all other countries outside the United States not previously licensed to KKC under the KKC Agreement.

In December 2011, we entered into a collaboration agreement with AbbVie (the Collaboration Agreement) under which we provided AbbVie the right to jointly research, develop, and commercialize all second- and later-generation Nrf2 activators for all indications other than renal, cardiovascular, and metabolic indications.

In October 2019, we entered into an Amended and Restated License Agreement with AbbVie (the Reacquisition Agreement), under which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie under the AbbVie License Agreement and the Collaboration Agreement.  Under the Reacquisition Agreement, the AbbVie License Agreement and the Collaboration Agreement were amended, resulting in AbbVie granting its exclusive sublicenses back to us, such that we reacquired the worldwide rights to bardoxolone, excluding certain Asian countries previously licensed to KKC, and the worldwide rights to omaveloxolone and the second-generation activators.  In exchange for such rights, we agreed to pay AbbVie a total of $330.0 million, of which we paid $250.0 million as of December 31, 2020, with the remaining $80.0 million payable on November 30, 2021.  In addition, AbbVie will receive an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators.  AbbVie will not receive royalties on bardoxolone sales.  By reacquiring our rights, we were relieved from our obligations under the AbbVie License Agreement and the Collaboration Agreement.

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

Development and Commercialization Funding Agreement with Blackstone Life Sciences

On June 24, 2020, we closed a Development and Commercialization Funding Agreement (the Development Agreement) with an affiliate of Blackstone Life Sciences, LLC (BXLS) that provides funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, ADPKD, and certain other rare CKD indications.  The Development Agreement includes a $300.0 million payment by the Blackstone affiliate in return for various percentage royalty payments on worldwide net sales of bardoxolone by Reata and its licensees, other than KKC.  The royalty percentage will initially be in the mid-single digits and in future years can vary between higher-mid single digit percentages to low-single digit percentages depending on various milestones, including indication approval dates, cumulative royalty payments, and cumulative net sales.  Pursuant to the Development Agreement, we have granted BXLS a security interest in substantially all of our assets.  In addition, concurrent with the Development Agreement, we entered into a common stock purchase agreement (the Purchase Agreement) with affiliates of BXLS to sell an aggregate of 340,793 shares of the Company’s Class A common stock at $146.72 per share for a total of $50.0 million.

Government Regulation

The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export, and marketing, among other things, of our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries.  The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources in the ordinary course of our business, principally in our research and development expenses.  Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval may subject an applicant and sponsor to a variety of administrative or judicial sanctions, including refusal by the applicable regulatory authority to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the United States Department of Justice (DOJ) or other governmental entities.

United States Product Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FFDCA).  Pharmaceutical products are also subject to regulation by other governmental agencies, such as, but not limited to, the Federal Trade Commission, the Office of Inspector General of the United States Department of Health and Human Services, the Consumer Product Safety Commission, the EPA, and the DOJ.  The steps required before a drug may be approved for marketing in the United States generally include:

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

The results of preclinical studies and clinical trials, together with detailed information on the manufacture, composition, and quality of the product candidate, are submitted to the FDA in the form of an NDA requesting approval to market the product.  The application must be accompanied by a significant user fee payment, currently approximately $2.9 million for fiscal year 2021.  The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data are insufficient for approval and require additional preclinical, clinical, or other studies.

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

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric studies for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration.  Under PREA, original NDAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver.  The required assessment must include the evaluation of the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective.  The FDA, on its own initiative or at the request of the sponsor, may defer pediatric trial requirements for some or all of the pediatric subpopulations.  A deferral may be granted by the FDA if it believes that additional safety or effectiveness data in the adult population need to be collected before the pediatric studies begin.  The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.  Unless otherwise required by regulation, PREA generally does not apply to a drug for an indication for which orphan designation has been granted; however, beginning in 2020, PREA  applies to NDAs for orphan-designated drugs if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.

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

Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.  Sales of our products will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by third-party payors.  These third-party payors are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services.  Significant uncertainty thus exists as to the coverage and reimbursement status of newly approved healthcare product candidates.  The market for our products and product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement.  The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies.  Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

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

Healthcare Reform

In the United States and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations as we begin to commercialize our products.  In particular, there have been and continue to be a number of initiatives at the United States federal and state level that seek to reduce healthcare costs.  The Biden Administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs.

Furthermore, political, economic, and regulatory influences are subjecting the healthcare industry in the United States to fundamental change.  Initiatives to reduce the federal budget and debt and to reform healthcare coverage are increasing cost-containment efforts.  We anticipate that Congress, state legislatures, and the private sector will continue to review and assess alternative healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals, limitations on rebate payments by drug manufacturers, and other fundamental changes to the healthcare delivery system.  Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability.  For example, in March 2010, the PPACA was signed into law.  Among other cost containment measures, the PPACA: established an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; and extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations.  The PPACA also expanded eligibility criteria for Medicaid programs, created a new Medicare Part D discount program, expanded the entities eligible for discounts under the Public Health Service Pharmaceutical pricing program, and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.  In the future, there may continue to be additional proposals relating to the reform of the United States healthcare system, some of which could further limit the prices we are able to charge or the amounts of reimbursement available for our products, or which could otherwise affect our commercial operations and ability to be profitable.  If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse effect on our business.  Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts.

Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible.  More recently, the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) was signed into law, which eliminated certain requirements of the PPACA, including the individual mandate.  On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because of the repeal of the individual mandate. This case was ultimately appealed to the United States Supreme Court, and on November 10, 2020, the United States Supreme Court heard oral arguments in this case.  It is unclear when a decision will be made.  There is uncertainty with respect to the impact these changes, if any, may have, and any changes likely will take time to unfold.

In addition, on August 2, 2011, the Budget Control Act of 2011 was enacted and created measures for spending reductions by Congress.  A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs.  These reductions included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013.  These reductions have been extended through 2030 unless additional Congressional action is taken.  The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare reductions from May 1, 2020 through December 31, 2020, and extended the reductions by one year, through 2030.  The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare reductions through March 31, 2021.  Also, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of health care providers.  Former President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers. In addition, former President Trump issued an Executive Order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States. It is unclear whether this Executive Order or something similar will be implemented by the Biden Administration.

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

Foreign Regulation

We are planning on seeking approval for our product candidates in Europe, Japan, and other countries.  To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy that govern, among other things, clinical trials, manufacturing, marketing authorization, commercial sales, and distribution of our products.  Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we could commence clinical trials or marketing of the product in foreign countries and jurisdictions.  Although many of the issues discussed above with respect to the United States apply similarly in the context of other countries in which we may seek approval, the approval process varies among countries and jurisdictions and can involve different amounts of product testing and additional administrative review periods.  For example, in Europe, a sponsor must submit a clinical trial application (CTA), much like an IND prior to the commencement of human clinical trials.  A CTA must be submitted to each national health authority and an independent ethics committee.

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

Under EU regulatory systems, a company may submit MAAs either under a centralized or decentralized procedure.  The centralized procedure is compulsory for medicinal products produced by biotechnology or medicinal products containing new active substances for specific indications, and optional for other medicines which are highly innovative.  Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the EC of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion.  The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period.  The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state.  Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states.  The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application.  Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials.  If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the EC, whose decision is binding on all member states.

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

Market exclusivity provisions under the FFDCA can also delay the submission or the approval of certain applications of companies seeking to reference another company’s NDA.  For example, the Hatch-Waxman Act provides a five-year period of exclusivity to any approved NDA for a product containing a new chemical entity

(NCE), never previously approved by FDA either alone or in combination with another active moiety.  No application or an abbreviated new drug application (ANDA) that references the NDA for the NCE may be submitted during the five-year exclusivity period, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement of the patents listed with the FDA for the innovator NDA.

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

Our patent estate (patents and patent applications owned by or exclusively licensed to Reata), on a worldwide basis, encompasses more than 900 granted patents and more than 260 pending patent applications, including more than 550 granted patents and more than 160 pending patent applications related to bardoxolone, omaveloxolone, RTA 901, and RTA 1701.  More than 200 granted patents and more than 50 pending applications claim additional structural classes of Nrf2 activators, providing further protection for the franchise and a potential source of additional development candidates.  Four issued United States patents, more than ten issued foreign patents, one pending United States patent applications, and a number of pending United States and foreign patent applications contain composition of matter claims to RTA 901 and related compounds.  RTA 1701 is covered by more than 40 granted United States and foreign patents and a number of pending applications.

Our later-expiring granted patents with claims to compositions of matter for bardoxolone, including patents claiming the commercial form, have an expiration date of 2029 in the United States and 2028 elsewhere.  The patent that covers specific formulations of bardoxolone, including the commercial formulation, has an expiration date of 2030.  Other granted patents and pending patent applications relating to specific uses of bardoxolone, including the treatment of cardiovascular disease (CVD) and CKD, have expiration dates ranging from 2029 to 2034.

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

The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights.  Our ability to maintain and solidify our proprietary position for our products and core technologies will depend on our success in obtaining effective claims and enforcing those claims once granted.  We have in the past been involved in various administrative proceedings with respect to our patents and patent applications and may, as a result of our extensive portfolio, be involved in such proceedings in the future.  Additionally, in the future, we may claim that a third party infringes our intellectual property, or a third party may claim that we infringe its intellectual property or that our intellectual property is invalid or unenforceable.  In any of the administrative proceedings or in litigation, we may incur significant expenses, damages, attorneys’ fees, costs of proceedings, and experts’ fees, and management and employees may be required to spend significant time in connection with these actions.

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

Bardoxolone Patent Portfolio

Our bardoxolone patent portfolio includes seven families of granted United States patents, some with related applications pending, and three additional families of pending United States patent applications.  Granted and pending claims offer various forms of protection for bardoxolone including claims to compositions of matter, pharmaceutical compositions, specific forms (such as crystalline and non-crystalline forms), specific formulations, and methods for treating a variety of diseases, including CVD and CKD, using bardoxolone or its analogs.  These United States patents and applications, and their foreign equivalents, are described in more detail below.

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

Omaveloxolone Patent Portfolio

Omaveloxolone is protected by three families of patents.  The first, filed in April 2009, contains composition of matter claims that encompass omaveloxolone and many related compounds.  This family includes five issued United States patents and a number of granted patents in foreign jurisdictions including Canada, China, Eurasia, Europe, Japan, and Mexico.  Additional United States and foreign applications from this family are pending.  The second family, filed in April 2013, is specifically focused on omaveloxolone and includes composition of matter claims and method of use claims.  The initial United States patent from this family was issued on March 31, 2015.  The issued claims include composition of matter claims to omaveloxolone without regard to morphic form, claims to several distinct morphic forms of omaveloxolone, including the form used in oral dosing formulations, and claims to various methods of therapeutic use.  A first continuation application has also issued, and a second continuation application is pending.  Foreign equivalents of the original United States application have been filed in Europe, Canada, Mexico, Japan, China, and more than 20 other territories.  The European application has granted and has been validated in multiple EPC member states.  In addition, a divisional application has also been granted in Europe.  The Japanese and Chinese applications have also granted.  A third patent family, filed by AbbVie in April 2014 and licensed to us under the Reacquisition Agreement, claims additional morphic forms of omaveloxolone.

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

RTA 901 Patent Portfolio

RTA 901 is protected by a family of patents and applications based on the Patent Cooperation Treaty application filed in 2013.  Patents from this family have been granted in the United States, Australia, Canada, China, Eurasia, Europe, Japan, Korea, Mexico, and New Zealand.  Applications are pending in Europe, China, Mexico, and several other countries.  Three United States continuation applications have also issued, and a fourth United States continuation application is pending.  Both issued and pending claims in this family include composition of matter claims that specifically cover RTA 901 regardless of form, and other claims that cover related compounds.  Patents from this family will expire in 2033 unless extended.  A second family of patents, filed in 2019 in more than 20 territories, provides additional composition of matter protection for RTA 901.  Patents from this family will expire in 2039 unless extended.  Details of the issued United States patent are shown below.

Patent Number	Title	Projected Expiration
9,422,320	C-Terminal Hsp90 Inhibitors	February 8, 2033
10,030,041	C-Terminal Hsp90 Inhibitors	February 8, 2033
10,590,157	C-Terminal Hsp90 Inhibitors	February 8, 2033
10,882,881	C-Terminal Hsp90 Inhibitors	February 8, 2033
10,717,755	Co-crystal Forms of a Novobiocin Analog and Proline	February 1, 2039

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

2012 Amendment to the 2004 Dartmouth and MD Anderson License

In July 2012, the parties executed an amendment to the 2004 license.  This amendment provides, among other terms, that we will pay to the licensors a low single-digit royalty on net sales of certain Nrf2 activator compounds covered by the Collaboration Agreement, including omaveloxolone, that are claimed in certain patents and patent applications that are wholly owned by or assigned to us as identified in the Collaboration Agreement.

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

2014 University of Kansas License

In September 2014, we entered into two exclusive, worldwide license agreements with KU Center for Technology Commercialization, Inc., the manager of intellectual property owned by University of Kansas and the University of Kansas Medical Center (the University of Kansas), to compounds claimed in certain patents and patent applications either owned exclusively by the University of Kansas, including RTA 901, or owned jointly by the University of Kansas and the National Institutes of Health (the NIH) that act as small molecule modulators of heat shock protein activity and responses in all human and veterinary therapeutic and diagnostic uses.

Under the terms of these licenses, we paid the University of Kansas initial licensing fees and reimbursed University of Kansas for past patent expenses incurred.  Under each agreement, we are required to pay annual license maintenance fees, are obligated to spend a specified threshold for sponsored research to be performed by the University of Kansas, and are obligated to pay University of Kansas development and regulatory milestone payments for each of the first two products and sales milestone payments only on the first product developed.  Under each agreement the University of Kansas is entitled to receive from us a portion of any sublicensing revenue we receive from sublicenses that we grant under the licensed technology at a percentage ranging from the low single digits to the low thirties depending on the stage of development at the time the sublicense is granted.  Under each agreement, the University of Kansas is entitled to receive royalties on net sales of licensed products sold by us, our affiliates, and our sublicensees at a percentage ranging in the low single digits depending on the type of licensed product, subject to minimum annual royalties.  To date, we have made $0.7 million in development and sublicense payments under these licenses.  Under each license agreement we are obligated to use commercially reasonable efforts to develop, manufacture, and market at least one licensed compound.  Additionally, under each license agreement, the University of Kansas retains limited rights related to research and educational use of these compounds, and the United States government also retains certain limited rights related to these compounds arising from federal funding of the research that led to their discovery.  Under one agreement, the NIH retained limited rights related to research and educational use of compounds claimed in patents that name NIH as an assignee.  In July 2020, Reata voluntarily terminated the license that involved both the University of Kansas and NIH.  This license did not involve any patents that claim compounds in development by Reata or under consideration for development.  The remaining license, which exclusively involves the University of Kansas as the licensor (the KU license), includes patents that claim RTA 901 and potential back-up or follow-on compounds, and remains in full force and effect.

The KU license is effective on a per-country basis until the later of: (i) the last expiration of a claim in a licensed patent that covers the licensed product in such country; (ii) ten years from first commercial sale of a licensed product in such country; or (iii) the expiration of any period of regulatory exclusivity for a licensed product that bars the entry of generic competitors in such country.

The KU license can be terminated by the University of Kansas if we fail to make required payments or reports, fail to use commercially reasonable efforts to commercialize a licensed product, file for bankruptcy or become insolvent, enter into receivership or a composition with creditors, or fail to perform certain other obligations including the achievement of certain developmental milestones within specified time limits, and we fail to cure any such breach within 30 days of receiving a notice of default from the licensors.

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

Human Capital Management

As of December 31, 2020, we had 261 full-time and 12 part-time employees. Sixty-six of our employees hold Ph.D. or M.D. degrees, with 187 employees engaged in research and development activities.  None of our employees is represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us.  We consider our employee relations to be good.  As a result of providing an employee-friendly environment, the employee turnover has been less than 7% annually for the past two years.

Diversity and inclusion

We are committed to creating and maintaining a diverse and inclusive work force.  We believe our company is stronger because of the variety of our employees’ experiences and backgrounds.  As a testament to our commitment towards diversity, 34 of our 71 hires in 2020 were women.

COVID-19 employee safety and benefits

With the emergence of the COVID-19 global pandemic, we were early adopters of a work-from-home policy.  Only essential staff attended our campuses, to protect the safety of our employees and ensure business continuity.  For all remote employees, we provided appropriate workstation equipment.  We also established flexible work schedules to allow employees to balance work and personal demands.  We provided training and resources to support employees’ mental and emotional wellbeing.  For the limited number of employees who continued working onsite, we implemented health screening protocols, zoned our facilities to minimize personal contact, and provided all necessary personal protective equipment.  Throughout 2020 and since, we continued to provide full pay and benefits to employees unable to work due to illness from COVID-19, and to those caring for ill family members.

Community engagement, social and relationship capital

We continue to develop relationships, give back to our communities, and engage in corporate social responsibility and sustainability initiatives.  In early 2020, Reata partnered with Communities Foundation of Texas (CFT) to assist in developing a community outreach strategy for our employees.  The intent was to develop a program that allowed employees to volunteer during work hours on initiatives that would support causes in the local community.  Although the pandemic and work-from-home requirements impacted in-person volunteer initiatives, we found ways to engage with CFT and its affiliates in support of community needs.  As examples, Reata held a successful fundraiser supporting the North Texas Food Bank, participated in the CFT Annual Freedom Day, and contributed to the Salvation Army Angel Tree Program.  With a hopeful return to the office in mid-2021, Reata plans to re-launch its volunteering program to support the local community as it recovers from the economic and social challenges created by the pandemic.

Compensation and benefits, health and wellness

We strive to provide competitive compensation and benefit programs that help meet the varying needs of our employees.  Our competitive total rewards package includes market competitive salaries, performance related bonuses, and a long-term incentive program that provides all employees the opportunity to benefit from equity ownership through annual grants in Reata restricted stock units and stock options.

Reata provides comprehensive benefit offerings, including health insurance, dental, vision, and a number of optional benefits that range from additional life insurance to pet insurance.  Reata also offers a childcare flexible spending account (FSA) and contributes into a healthcare FSA or health savings account.  Reata also offers a 401(k) plan with an employer match.

Growth and development

Reata maintains market competitive compensation. We are in the process of revising our grade structure, which will provide a foundation for career development.  Coupled with career guides, employees will be able to identify potential career paths within the organization and understand what personal development initiatives they should adopt to improve career advancement opportunities.  Reata utilizes an online performance management process that aligns employee goals with those of their respective function and the broader organization.  Tuition reimbursement is also made available to employees wishing to pursue additional qualifications.

Reata has a Biopharmaceutical Leadership Development Program (BLDP).  This program seeks to attract talented individuals who have either a master’s degree or Ph.D. in a science-related subject, and places them in a two-year rotation program where they gain exposure to a range of functions within the business.  Upon completion of the BLDP, the employee is placed into a role that is a match for their skills, experience, and career aspirations.  This program continually proves to be an effective channel for attracting talent into the organization.

Communications and engagement

We employ a variety of tools, pre- and post-pandemic, to facilitate open and direct communications across our organization.  These include open forums with executives, townhall meetings, social events, and opportunities to participate in cross-functional teams and committees.  In 2020, we adapted these forums to allow for virtual connection.  We refine our employee programs through employee engagement surveys as well as follow up pulse surveys.  Based on our most recent survey, our employees continue to be highly engaged, with scores above the U.S. and life science industry norms.  Employees continue to feel very positively about Reata, its leadership, their colleagues, and the work Reata is doing to improve patients’ lives for the better.  The executive leadership team reviews annual survey results and ensures action plans are implemented to further increase employee engagement.

Conduct and ethics

Our board of directors and senior management strongly support a no-tolerance stance for workplace harassment, biases, and unethical behavior.  All employees are required to undertake annual training and abide by, review, and confirm compliance with, among other policies, our Code of Ethics and Business Conduct policy, Healthcare Compliance policies, and preventing harassment in the workplace policies.

Facilities

Our principal executive offices are located in Plano, Texas, where we lease approximately 122,000 square feet of office space.  We also lease approximately 34,890 square feet of additional office and laboratory space in Irving, Texas.  Our leases expire in June 2022 with an option to renew up to three months and April 2022 with an option to renew up to four successive three-month periods, respectively.  In October 2019, we entered into a lease agreement with TC Legacy Land Venture, LLC (the 2019 Lease Agreement), to lease a single-tenant and build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years with an option to renew up to ten years.  We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors:

Name	Position
J. Warren Huff	Chief Executive Officer, President and Chairman of the Board of Directors
Manmeet S. Soni	Chief Operating Officer, Chief Financial Officer, and Executive Vice President
Colin Meyer, M.D.	Chief Research and Development Officer and Executive Vice President
Dawn C. Bir	Chief Commercial Officer and Executive Vice President
Michael D. Wortley	Chief Legal Officer and Executive Vice President
Martin W. Edwards, M.D. (1)(2)(3)	Director
William D. McClellan, Jr. (1)(2)(3)	Director
R. Kent McGaughy, Jr. (2)(3)	Director
Jack B. Nielsen (1)(2)(3)	Director
William E. Rose (1)(2)	Director
(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Manmeet S. Soni is Reata’s Chief Operating and Chief Financial Officer and oversees manufacturing, bioinformatics, quality, global alliances, business development, corporate strategy, finance, accounting, treasury, tax, corporate communications, investor relations and information technology.  He joined Reata in August 2019 as Chief Financial Officer and assumed the additional role of Chief Operating Officer in June 2020.  Prior to joining Reata, Mr. Soni served as Senior Vice President and Chief Financial Officer of Alnylam Pharmaceuticals, Inc. from May 2017 until August 2019.  From March 2016 to February 2017, Mr. Soni served as the Executive Vice President, Chief Financial Officer and Treasurer of ARIAD Pharmaceuticals, Inc., a publicly held biopharmaceutical company, when ARIAD was acquired by Takeda Pharmaceutical Company Limited.  Mr. Soni continued as an employee of ARIAD through May 2017.  Previously, Mr. Soni served as Chief Financial Officer and Treasurer of Pharmacyclics, Inc., a publicly held biopharmaceutical company, until its acquisition by AbbVie in 2015.  Prior to joining Pharmacyclics, Mr. Soni worked at ZELTIQ Aesthetics Inc., a publicly held medical technology company as corporate controller.  Prior to ZELTIQ, Mr. Soni worked at PricewaterhouseCoopers in their Life Science and Venture Capital Group.  Mr. Soni currently serves as a member of the board of directors of Pulse Biosciences, Inc., Arena Pharmaceuticals, Inc. and Summit Therapeutics plc, each of which is a publicly traded company.  Mr. Soni graduated from Hansraj College at Delhi University in India.  He is a certified public accountant (CPA) and Chartered Accountant from the Institute of Chartered Accountants of India.

Colin J. Meyer, M.D. joined Reata as one of our first employees in 2003, served as Chief Medical Officer until July 2020 and was appointed Chief Research and Development Officer in July 2020.  Dr. Meyer received a B.S. in chemistry with specialization in biochemistry and a B.A. in biology from the University of Virginia.  He received an M.D. from the University of Texas Southwestern Medical School and an M.B.A. from Southern Methodist University Cox School of Business.

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

Michael D. Wortley joined Reata as Chief Legal Officer in April 2015.  Prior to joining Reata, Mr. Wortley was an attorney at Vinson & Elkins L.L.P. from 1995 to March 2015, serving in various capacities, including Chief Operating Partner of the firm and Managing Partner of the Dallas office, and, prior to 1995, at Johnson & Wortley, P.C., serving as Chairman of the Board and President.  He currently serves on the board of directors of Pioneer Natural Resources Company, a publicly traded company.  Mr. Wortley earned a B.A. in Political Science from Southern Methodist University, a master’s degree in Regional Planning from the University of North Carolina at Chapel Hill and a J.D. from Southern Methodist University Dedman School of Law.

Non-Employee Directors

Dr. Martin W. Edwards has served as a member of the Board since August 2020. Since 2003, until his retirement in September 2020, Dr. Edwards held various positions at Novo Holdings, a life sciences investment firm, and most recently as a part-time Senior Partner. Earlier in his career, he was Corporate VP and Global Head of Drug Development for Novo Nordisk, where he led all aspects of pre-clinical and clinical drug development. Dr. Edwards currently serves on the board of directors of Kalvista Pharmaceuticals Inc., Verona Pharma plc,  Inozyme Pharma Inc., and Morphic Holding, Inc. Dr. Edwards previously served on the board of directors of CoLucid Pharmaceuticals Inc. Dr. Edwards qualified in physiology and medicine at the University of Manchester. Dr. Edwards was elected a Member of the Royal College of Physicians, a Member with distinction of the Royal College of General Practitioners, a Fellow of the Faculty of Pharmaceutical Medicine, and holds an M.B.A. from the University of Warwick. Our Board believes that Dr. Edwards is qualified to serve on our Board due to his extensive experience and knowledge in the biotechnology sector.

William D. McClellan, Jr. has served as a member of the Board since March 2017.  Mr. McClellan has served as the Chief Financial Officer of Aerin Medical Inc. since January 2018.  Mr. McClellan, is a financial management consultant to healthcare and life sciences companies, serving as the managing member of Goodwater Consulting, LLC since March 2017.  From June 2004 until June 2016, Mr. McClellan, was the Chief Financial Officer and Executive Vice President, Finance at On-X Life Technologies Holdings, Inc.  Prior to June 2004, Mr. McClellan, held financial and accounting positions at various healthcare and other companies and was a CPA serving as an auditor with PricewaterhouseCoopers for nine years.  He currently serves on the board of directors of Apollo Endosurgery, Inc., a publicly traded company, and chairs its audit committee.  Mr. McClellan received a B.B.A. in accounting from Abilene Christian University and is a CPA.  Our Board believes that Mr. McClellan, is qualified to serve on our Board due to his extensive experience in finance and accounting roles in the healthcare and life sciences industry and in serving as a CPA at a large public accounting firm.

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

Jack B. Nielsen has served as a member of the Board since June 2006.  Mr. Nielsen is a Managing Director in Vivo Capital, LLC, a healthcare focused investment firm.  Prior to March 1, 2017, Mr. Nielsen worked within the Novo A/S organization and its venture activities since 2001 in several roles, most recently being employed as a Senior Partner based in Copenhagen, Denmark.  From 2006 to 2012, Mr. Nielsen was employed as a Partner at Novo Ventures (US) Inc. in San Francisco, where he established the office which provides certain consultancy services to Novo A/S.  Mr. Nielsen in the past has served on the board of directors of Akebia Therapeutics, Inc., Crinetics Pharmaceuticals, Inc., Merus, N.V. and Apollo Endosurgery, Inc., each of which is a publicly-traded company.  He is also currently a member of the board of directors of a number of private companies.  Mr. Nielsen received a M.Sc. in Chemical Engineering from the Technical University of Denmark, and a master’s in Management of Technology from Center for Technology, Economics and Management, Technical University of Denmark.  Our Board believes that Mr. Nielsen is qualified to serve on our Board due to his extensive industry experience, his experience with venture capital investments and his board service for several companies in the biotechnology sector.

William E. Rose has served as a member of the Board since February 2016.  Mr. Rose is the President of Montrose Capital, Inc.  Prior to Montrose, Mr. Rose was associated with HBK Capital Management from 1991 until 2012, serving in various capacities, including Co-Chief Investment Officer.  He currently serves as a member of the Investment Committee for the Dallas Museum of Art.  Mr. Rose received a B.A. in Political Science from Duke University in 1989.  Our Board believes that Mr. Rose is qualified to serve on our Board due to his extensive experience investing, his experience with venture capital investments and his board service for other enterprises.

Corporate Information

We were formed in Delaware in 2002 and maintain our principal corporate offices at 5320 Legacy Dr., Plano, Texas 75024.  Our Class A common stock is listed on The Nasdaq Global Market and is traded under the symbol “RETA.”  Our telephone number is 972-865-2219 and our internet website address is www.reatapharma.com.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  In addition to the reports filed or furnished with the SEC, we publicly disclose information from time to time in our press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website (principally in our “Investors & News” page).  References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk.  You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any documents incorporated in this Annual Report on Form 10-K by reference, before deciding whether to invest in our Class A common stock.  The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects.  In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.  Although we have discussed all known material risks, the risks described below are not the only ones that we may face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations.  Certain statements below are forward-looking statements.  See also “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factor Summary” in this Annual Report on Form 10-K.

Risks Related to Our Financial Condition

We have incurred significant losses since our inception.  We anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability.  We will require additional financings to fund our operations.

We are a biopharmaceutical company with our lead product candidates, bardoxolone and omaveloxolone, in clinical development.  Pharmaceutical product development is a highly risky undertaking.  To date, we have focused our efforts and most of our resources on developing our lead product candidates and on our earlier pipeline assets.  We are not profitable and have only had net income in the year ended December 31, 2014, due to recognition of collaboration revenue.  Furthermore, other than in the years ended December 31, 2009, 2010, and 2012, due to cash received from our collaborations with AbbVie and KKC, we have had negative cash flows from operations in each year since our inception.  We have not generated any revenue based on product sales to date.  We continue to incur significant research and development and other expenses related to our ongoing operations.  For the years ended December 31, 2020, 2019, and 2018, our net loss was $247.8 million, $290.2 million, and $80.5 million, respectively.  As of December 31, 2020, we had an accumulated deficit of $958.2 million and capital resources consisting of cash and cash equivalents of $818.2 million.  Despite the potential to receive development cost sharing, milestone, and other payments from KKC, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize our product candidates.  If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate product sales.  Even if we do generate product sales, we may never achieve or sustain profitability.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue development and expand our clinical development efforts of our product candidates, seek regulatory approval and prepare for the commercialization of our product candidates, and pursue the development of additional molecules and treatment of additional indications.  These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, seeking regulatory approvals in various jurisdictions, manufacturing and supplying products and product candidates for ourselves and our collaborators, and hiring personnel to prepare for commercialization of our product candidates.  The outcome of any clinical trial or regulatory approval process is highly uncertain, and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process, or the likelihood of success, for our product candidates in development and any future product candidates.  Our operating plans or third-party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned through public or private offerings of securities, debt financings, royalty sales, collaboration arrangements, or other sources.  Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.  We may seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress in the development of and the conduct of clinical trials with respect to our product candidates;
•	the costs of development efforts, including the conduct of clinical trials with respect to our lead product candidates, including the degree of participation by our collaborators;
•	the costs to initiate and continue research and preclinical and clinical development efforts for any future product candidates;
•	the costs associated with identifying additional product candidates;
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

In connection with the Development Agreement, upon approval of bardoxolone in the United States or certain specified European countries, we agreed to make royalty payments on our world-wide net sales, excluding net sales made by KKC, to BXLS.  We granted BXLS a security interest in substantially all of our assets.  The Development Agreement also contains negative covenants that may restrict our ability to pursue our business strategies, including, among other things, to obtain additional financing or reasonable terms for additional financing.  In connection with the Reacquisition Agreement, we agreed to make payments in exchange for reacquiring development, manufacturing, and commercialization rights originally licensed to AbbVie.  Payments under these agreements will reduce our working capital.  In addition, a default under these agreements could cause a material adverse effect on our financial position.

In June 2020, we entered into the Development Agreement pursuant to which BXLS paid us a $300 million development payment in exchange for our agreement to make payments to BXLS equal to various single-digit percentages of world-wide net sales of bardoxolone by us and any of our licensees, excluding net sales made by KKC.  Subject to approval of bardoxolone for the treatment of CKD caused by Alport syndrome or ADPKD in the United States or certain specified European countries, and BXLS not having achieved a certain internal rate of return on its investment, we are obligated to make certain minimum cumulative payment amounts in 2025 through 2033, but only until BXLS has achieved the internal rate of return target, after which the minimum payment obligations no longer apply.

BXLS was granted a security interest in substantially all of our assets. The Development Agreement also contains negative covenants that restrict us from (a) granting liens on certain of our assets, including liens on the bardoxolone intellectual property collateral, except for certain permitted liens, (b) incurring indebtedness, except for certain permitted indebtedness which will include certain secured indebtedness, and (c) entering into development or commercialization license transactions with respect to bardoxolone in the United States, France, Germany, Italy, Spain, or the United Kingdom, except that we are permitted to enter into any such development or commercialization license transactions freely with certain pharmaceutical companies, including those companies that have annual sales in excess of an agreed threshold.  These restrictions could inhibit our ability to pursue our business strategies and may limit our ability to, among other things, incur indebtedness, encumber assets, dispose assets, complete mergers or acquisitions, pay dividends or make other distributions to holders of our capital stock, make specified investments, and engage in transactions with our affiliates.  If we default under our obligations under the Development Agreement, we will be obligated to pay BXLS liquidated damage payments in excess of the development payment paid by BXLS.

In October 2019, we entered into the Reacquisition Agreement, under which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie.  In exchange for such rights, we agreed to pay AbbVie $330.0 million, of which $250.0 million has been paid as of December 31, 2020, with the remaining $80.0 million payable on November 30, 2021.  These payments may have an adverse effect on our liquidity and may require us to seek additional funds, including incurring additional debt or issuing additional equity, to fund the payments.  If we fail to make the payments, then all such rights will revert to AbbVie.

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

Our near-term prospects are dependent upon successful interactions with global regulatory authorities and on successful commercialization of bardoxolone and omaveloxolone.  We may need to complete additional or larger and more extensive controlled clinical trials to validate the results observed in clinical trials to date to continue further development and seek regulatory approval of these product candidates.  We have announced positive results from the second year of our CARDINAL Phase 3 trial of bardoxolone in patients with CKD caused by Alport syndrome and from our MOXIe trial of omaveloxolone in patients with FA. We have submitted an NDA for bardoxolone in patients with CKD caused by Alport syndrome.  However, there can be no assurance that the NDA  will be accepted by the FDA, or, if accepted, that the NDA will be approved by the FDA.  The FDA has indicated that we must conduct another clinical trial of omaveloxolone in patients with FA prior to seeking approval of omaveloxolone in that indication.  The results of this trial may not be sufficient to support approval of omaveloxolone for treatment of patients with FA.  In addition, although there may be many potentially promising indications beyond those we are currently investigating, we are still exploring indications for which further development of, and investment for, our lead product candidates may be appropriate.  Accordingly, the costs and time to complete development and the related risks are currently unknown.

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

If our product candidates receive regulatory approval, we will be subject to additional, ongoing regulatory requirements and we may face future development, manufacturing, and regulatory difficulties.

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post-market approval information, importation, and exportation.  In addition, approved products, manufacturers, and manufacturers’ facilities are required to comply with extensive FDA, EMA, United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA), Japanese PMDA, and Australian Therapeutic Goods

Administration (TGA) requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to CGMP requirements.  As such, we and our potential future contract manufacturers will be subject to continual review and periodic inspections to assess compliance with CGMPs.  Accordingly, we and others with whom we work will be required to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.  We will also be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, MHRA, PMDA, TGA, and other similar agencies and to comply with certain requirements concerning advertising and promotion for our product candidates.  Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling.  Accordingly, once approved, we may not promote our products, if any, for indications or uses for which they are not approved.

If a regulatory agency discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market.  If our product candidates or manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Success in earlier Phase 1 and 2 clinical trials may not be indicative of the results that may be obtained in larger registrational clinical trials, which may delay or prevent obtaining regulatory approval.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.  Success in preclinical studies and early clinical trials may not be predictive of results in larger clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in larger clinical trials, even if successful.  For example, we have previously endeavored to develop bardoxolone for the treatment of T2D CKD.  While bardoxolone appeared to be safe and effective throughout Phase 2 clinical development for kidney disease, we encountered heart failure related to fluid overload during the pivotal Phase 3 trial, known as BEACON, that resulted in the termination of the T2D CKD program.  Heart failure appeared to occur at a very low rate in only a particular type of patient studied during BEACON, which was not observed during Phase 2.  Our other Phase 2 clinical programs with bardoxolone and omaveloxolone have involved a relatively small number of patients exposed for a relatively short period of time compared to the Phase 3 clinical trials that we may need to conduct.  Accordingly, the Phase 2 clinical trials that we have conducted may not have uncovered safety issues, even if they exist.  The biochemical pathways that we believe are affected by bardoxolone and omaveloxolone are implicated in a variety of biological processes and disease conditions, and it is possible that the use of our product candidates to treat larger numbers of patients will demonstrate unanticipated AEs, including possible drug-drug interactions, which may negatively affect their safety profile.

In addition, we cannot assure that any potential advantages that we believe bardoxolone may have for our current clinical programs will be substantiated by each of our registrational clinical trials or that we will be able to include a discussion of any advantages in our labeling should we obtain approval.  We cannot assure you that our previous data in our Phase 2 and Phase 3 trials and our trials in T2D CKD may predict effects in our registrational trial in patients with CKD caused by ADPKD or other forms of CKD.  Additionally, we have discussed CKD caused by Alport syndrome trial data with the FDA, EMA and the PMDA and ADPKD trial data with the FDA.  Discussions with the FDA of the two-year results of our CARDINAL Phase 3 trial in patients with CKD caused by Alport syndrome will continue during the FDA’s review of our NDA.  Preliminary discussions with the EMA have indicated that additional discussion will be needed and additional nonclinical and clinical studies may be required in advance of an MAA for CKD caused by Alport syndrome in the EU.  We have had limited or no discussions of these trial data with other global regulatory health authorities, and these regulatory bodies may not concur that these studies would be adequate to support a marketing application or that the benefits would translate to approvable trial endpoints or be reflected on our product label.

In addition, we cannot assure that the potential advantages that we believe omaveloxolone may have will be substantiated by each of our registrational clinical trials or that we will be able to include a discussion of such advantages in our labeling should we obtain approval.  Additionally, we have discussed FA trial data with the FDA and FA trial data with the EMA.  The FDA has indicated that we must conduct another clinical trial of omaveloxolone in patients with FA prior to seeking approval.  The results of this trial may not be sufficient to support approval of omaveloxolone for treatment of patients with FA.

Preliminary discussions with the EMA indicated that additional nonclinical or clinical studies may be required in advance of a MAA for FA in that territory.  We have had limited or no discussions of these trial data with other global regulatory health authorities, and these regulatory bodies may not concur that these studies would be adequate to support a marketing application or that the benefits would translate to approvable trial endpoints or be reflected on our product label.

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

We may face delays in completing our ongoing or planned clinical trials due to a number of factors, or these studies may not be completed at all.

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

We have experienced trial enrollment delays in our Phase 3 ADPKD trial, and a termination of a Phase 3 trial in CTD-PAH, due to the COVID-19 pandemic.  In addition, we could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRBs at the sites at which such studies are being conducted, or by the FDA or other regulatory authorities.  A suspension or termination of clinical trials, including imposition of a clinical hold, may result from any number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, changes in laws or regulations, or a principal investigator’s determination that an SAE could be related to our product candidates.  Any delays in completing our clinical trials will increase the costs of the trial, delay or prevent the product candidate’s development and approval, and jeopardize our ability to commence marketing and generate revenue.  Any of these occurrences may materially and adversely harm our business and operations and prospects.

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

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects.  Our product candidates have in the past and may in the future be deemed to cause AEs and SAEs.

Clinical trials of our product candidates may not uncover all possible AEs that patients may experience.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture our product candidates at sufficient quality, yields, and at commercial scale.  We have limited direct experience in manufacturing, or managing third parties in manufacturing, certain types of our product candidates in the volumes that are expected to be necessary to support commercialization.  Our efforts to establish these capabilities may not meet our requirements as to scale-up, timeliness, yield, cost, or quality in compliance with CGMP.  Our clinical trials must be conducted with product candidates produced under applicable CGMP regulations.  Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.  We, our collaborators, or our experienced third-party manufacturers may encounter difficulties in production, which may include but are not limited to:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields;
•	supply chain issues, including the timely availability and shelf-life requirements of raw materials and supplies and the lack of redundant and backup suppliers;
•	quality control and assurance;
•	shortages of qualified personnel and capital required to manufacture large quantities of product;

•	competing capacity needs at contract manufacturing organizations (CMOs) supporting product development as quantities for supply increase;
•	establishment of commercial supply capacity through binding supply agreements;
•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity limitations and scheduling availability in contracted facilities; and
•

natural disasters, cyberattacks, adverse geo-political events, pandemics, or other force majeure events that affect facilities and possibly limit production or loss of product inventory maintained in third party storage facilities.

Even if we are able to obtain regulatory approval of our product candidates, we cannot predict the labeling we will obtain, and it may be more narrow than originally sought.

Although we are conducting one registrational trial and have completed pivotal trials in patients with Alport syndrome caused by CKD and FA, specific labeling language has not yet been discussed with regulatory authorities.  For both bardoxolone and omaveloxolone, regulatory approvals, if obtained at all, may include very narrowly-defined indications for which these products may be marketed, since this limitation is a common outcome of health authority review and approval processes.  Alternatively, the specific labeling language could highlight real or potential perceived risks that could limit the use of the product candidates in the marketplace or require a REMS.  These labeling limitations may be driven by either preclinical or clinical outcomes, some of which may not yet have been observed in our early studies.  Such limitations or warnings may affect our ability to successfully commercialize our products.  Due to the rarity of the diseases for which our product candidates are targeted, a narrower than expected indication or other restrictions in labeling could significantly affect our ability to generate revenue.

Other than the recent submission of an NDA with the FDA for bardoxolone in patients with CKD caused by Alport syndrome, we have never submitted an NDA, MAA, or other marketing applications and may be unable to do so efficiently or at all for bardoxolone, omaveloxolone, or any product candidate we are developing or may develop in the future.

We have conducted, or are currently conducting, Phase 2 and Phase 3 trials for bardoxolone and omaveloxolone, and we may need to conduct additional Phase 2 trials before initiating additional Phase 3 clinical trials with bardoxolone and omaveloxolone.  The conduct of Phase 3 trials and the submission of an NDA, MAA, or other marketing application is a complicated process.  We have limited experience in preparing, submitting, and prosecuting regulatory filings, and, other than the recent submission of an NDA with the FDA for bardoxolone in patients with CKD caused by Alport syndrome, have not previously submitted an NDA, MAA, or other marketing application.  Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to the submission of an NDA, MAA, or other marketing application and approval of any product candidate we are developing.  We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.  Risks related to the successful execution of our trials or successful filing of the NDA exist not only because of the complexity of the process, but also because of our lack of previous experience as an organization.

If we or our collaborators are unable to establish sales, marketing, and distribution capabilities or enter into or maintain agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

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

We face substantial competition.  There is a possibility that our competitors may discover, develop, obtain regulatory approval of, and commercialize drugs before we do, or develop drugs that are safer, more effective, or less costly.

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

If bardoxolone is approved and launched commercially for patients with CKD caused by Alport syndrome, it will likely be the first treatment on the market for the indication.  We are aware of at least two therapies for the treatment of Alport syndrome currently in clinical development including a Phase 2 injectable product candidate, lademirsen (RG-012), from Sanofi S.A and a Phase 2 program with atrasentan in patients with one of several forms of CKD including Alport syndrome from Chinook Therapeutics.

If bardoxolone is approved and launched commercially for patients with ADPKD, it would launch into a landscape with one approved product and multiple products in commercial development.  Otsuka Pharmaceutical Co. Ltd. received marketing authorization for JYNARQUE® from the FDA in April 2018 for adults at risk of rapidly progressing ADPKD.  Additional therapies reported to be in clinical development include venglustat, which is currently in Phase 3 clinical development by Sanofi Genzyme, and lixivaptan from Palladio Biosciences, which is in an open-label phase 3 trial to evaluate the safety of lixivaptan in patients previously treated with JYNARQUE®.  Additionally, we are aware that GLPG2737 is currently in Phase 2 clinical development by Galapagos NV.

If bardoxolone is approved and launched commercially for patients with other forms of CKD, including IgAN, FSGS, T1D CKD, or others it could face competition.  There are currently no therapies approved specifically for IgAN, FSGS, or T1D CKD and patients are commonly treated off-label with ACE inhibitors, ARBs, or immunosuppressant therapy for IgAN and FSGS.  Several drug classes are commonly used for the treatment of hypertensive CKD including ACE inhibitors, ARBs, calcium channel blockers, and mineralocorticoid receptor antagonists.  Other drug classes used in addition to the above when medically appropriate include diuretics, alpha-1 blockers, and beta blockers.  ACE inhibitors and ARBs are generally prescribed for the treatment of T2D CKD, but only a few have been formally approved by the FDA, including the ACE inhibitors captopril and ramipril, and the ARBs irbesartan and losartan.  Invokana®, an SGLT2 inhibitor developed by Mitsubishi Tanabe Pharma Corporation and Janssen Pharmaceuticals, has been approved in the United States for the treatment of patients with T2D and diabetic nephropathy.

We are aware of multiple drugs in advanced clinical development for IgAN, FSGS, and T1D CKD.  In IgAN, OMS-721, nefecon, atrasentan, and sparsentan, are in Phase 3 clinical development by Omeros Corporation, Calliditas Therapeutics AB, Chinook Therapeutics, and Travere Therapeutics, Inc., respectively.  Additionally, we are aware of multiple Phase 2 clinical development programs including LNP023, IONIS-FB-LRx, cemsdisiran, DM-199, and atacicept, by Novartis AG, Ionis Pharmaceuticals, Alnylam Pharmaceuticals, Diamedica Therapeutics, Inc., and Merck KGaA, respectively.  Multiple drugs are currently in advanced clinical development for FSGS, including sparsentan, which is in Phase 3 clinical development by Travere Therapeutics, and CXA-10, DMX-200, PF-06730512, and VX-147, which are reported to be in Phase 2 clinical development by Complexa, Inc., Dimerix Bioscience Ltd., Pfizer Inc., and Vertex Pharmaceuticals, Inc., respectively.  In T1D CKD, we are aware of one program, GKT831, which is in Phase 2 clinical development by GenKyoTex SA.

We are also aware of multiple clinical development programs in T2D, hypertensive, and other forms of CKD.  These include the SGLT2 inhibitors, Jardiance® and Farxiga® developed by Boehringer Ingelheim and Eli Lilly and Company, and by AstraZeneca, respectively which are in development for patients with CKD with and without T2D.  AstraZeneca announced positive results from the Phase 3 DAPA-CKD trial study of Farxiga® in August 2020 and announced that their NDA application received priority review in January 2021.  To our knowledge, AstraZeneca has not said whether any patients with CKD due to Alport syndrome were enrolled in the DAPA-CKD trial, however the trial study did enroll patients with IgAN and other forms of glomerulonephritis.  The DAPA-CKD study excluded patients with ADPKD and T1D CKD.  If approved and launched commercially, Farxiga® may be used to treat patients with CKD due to IgAN, FSGS, T2D CKD, and other rare and common forms of CKD including Alport syndrome.  Jardiance® is currently being tested in EMPA-KIDNEY, a Phase 3 trial study in patients with various forms of CKD, excluding ADPKD and T1D CKD.  Results from the EMPA-KIDNEY trial study are expected in the fourth quarter of 2022.

In addition to the SGLT2 inhibitor programs, we are aware of two other programs in Phase 3 development for diabetic nephropathy: finerenone and esaxerenone (MINNEBRO™) developed by Bayer and Daiichi Sankyo, respectively.  Bayer announced in January 2021 that the FDA accepted their NDA and granted priority review for finerenone for the treatment of patients with CKD and type 2 diabetes.  In January 2019, Daiichi Sankyo obtained PMDA approval in Japan for MINNEBRO™ for the treatment of hypertension and diabetic nephropathies.  We are also aware of several programs in Phase 2 development including a regenerative autologous cell therapy by inRegen, Setanaxib (GKT831) by GenKyoTex SA, Nidufexor (LMB763) by Novartis, DMX-200 by Dimerix Bioscience, MEDI3506 by AstraZeneca, Runcaciguat by Bayer, APX-115 by Aptabio Therapeutics, PHN-033 by PhytoHealth Corp, Praliciguat by Cyclerion Therapeutics Inc, and TMX-049 by XORTX Therapeutics Inc.

Omaveloxolone may face similar competitive risks as bardoxolone.  For our development program in FA, if omaveloxolone is approved and launched commercially it may face market competition.  Although there are no currently approved therapies for this condition, there are several competitors who purport to be developing products in this space.  We are aware of two programs in Phase 3 stage of development including Retrotope Inc.’s study of RT001, which launched in January 2020 and PTC Therapeutics’ study of vatiquinone, which launched in November 2020.  The remaining competitor product candidates are in Phase 1 or 2 clinical development for FA, including MIN-102, CTI-1601, elamipretide, and JOT101 from Minoryx Therapeutics, Larimar Therapeutics, Stealth Biotherapeutics, and Jupiter Orphan Therapeutics, Inc., respectively.  In addition, Biohaven’s Troriluzole is in Phase 3 development for the treatment of patients with SCA.  Biohaven has expressed an intention to explore the development of Troriluzole for other ataxias, which may include FA pending the outcome of the ongoing clinical studies in SCA.  If approved and launched commercially, omaveloxolone may face competition by these product candidates.  Some of these product candidates may enter the market prior to omaveloxolone, and some of these product candidates could limit the market or level of reimbursement available for omaveloxolone if it is commercialized.

RTA 901 may face similar competitive risks as bardoxolone and omaveloxolone.  We are aware of other HSP90 inhibitors being developed for neurological indications, including arimoclomol and PU-AD by Orphazyme AS and Samus Therapeutics Inc, respectively.  If approved and launched commercially, RTA 901 may face competition by these product candidates.  Some of these product candidates may enter the market prior to RTA 901 and some of these product candidates could limit the market or level of reimbursement available for RTA 901 if they are commercialized.  We plan to develop RTA 901 for patients with diabetic neuropathy.  Currently, there are four approved therapies for DPNP.  Lyrica® is an anti-epileptic drug, Cymbalta® is a SNRI anti-depressant, Nucynta® is an opioid, and Qutenza® is a capsaicin patch applied once every 3 months.  In addition, current treatment guidelines from the American Diabetes Association and the American Academy of Neurology also recommend the off-label use of gabapentin and tricyclic antidepressants.  Several new therapies are in Phase 3 stage of clinical development including VM-202 by Helixmith, BNV-222 by Bionevia (only in Russia), and NB-01 by NeuroBo Pharmaceuticals.  Additionally, we are aware of thirteen programs in Phase 2 stage of development including Cibinetide (ARA-290) by Araim Pharmaceuticals, LX9211 by Lexicon Pharma, MEDI7352 by AstraZeneca, Pirenzepine by WinSanTor, NRD-135S-E1 by Novaremed, TV-1001 (sodium nitrite) by TheraVasc, NYX-2925 by Aptinyx, DA-9801 by Dong-A ST, Ricolinostat by Regenacy Pharmaceuticals, NRD-135S.E1 by Novaremed AG, AT-001 by Applied Therapeutics, CNV2197944 by Calchan, and Omnitram by Syntrix Pharma.  In December 2020, Lexicon received fast track designation from FDA for LX9211 for DPNP.

RTA 1701 may face similar competitive risks as bardoxolone, omaveloxolone, and RTA 901.  We are aware of other RORgT modulators in various stages of clinical development, including BOS-172767,  JTE-451, AZD-0284, JNJ-3534, AUR-101, ESR-114, AGN-242428, RS-1805, ABBV-157, SAR441169, GRC39815, and IMU-935, developed by Boston Pharmaceuticals,  Japan Tobacco, AstraZeneca PLC, Johnson & Johnson, Aurigene Discovery Technologies, Escalier Biosciences, BV, Allergan,  Reistone Biopharma Co. Ltd., AbbVie, Sanofi S.A., Glenmark Pharmaceuticals Ltd., and Immunic Inc., respectively.  If approved and launched commercially, RTA 1701 may face competition by these product candidates.  Some of these product candidates may enter the market prior to RTA 1701, and some of these product candidates could limit the market or level of reimbursement available for RTA 1701 if they are commercialized.

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

Moreover, many of our competitors have significantly greater resources than we do.  Large pharmaceutical companies, in particular, have extensive experience in product development, including clinical testing, obtaining regulatory approvals, recruiting patients, manufacturing pharmaceutical products, and commercialization.  Such large and established companies compete aggressively to maintain their market shares.  In particular, these companies have greater experience and expertise in securing reimbursement, government contracts, and relationships with key opinion leaders; conducting testing and clinical trials; obtaining and maintaining regulatory approvals and distribution relationships to market products; and marketing approved products.  These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in later stages of development.  If we and our collaborators are not able to compete effectively against existing and potential competitors, our business and financial condition may be materially and adversely affected.

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, third-party payors, and others in the health care community.

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

Failure to gain market acceptance of our product candidates, if approved, may adversely affect our business and financial condition.

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

Risks Related to Our Reliance on Third Parties

We may seek collaborations with third parties, in addition to our collaboration with KKC, with development, regulatory, and commercial expertise for our current and future product candidates. If we fail to maintain or establish such collaborations, or such collaborations are not successful, it may disrupt our business or we may not be able to capitalize on the development and commercialization of our current and future product candidates.

We have entered into the KKC Agreement with respect to the development and commercialization by KKC of bardoxolone for renal, cardiovascular, diabetes, and certain related metabolic indications in certain territories in Asia.  If KKC were to elect not to participate in the development and commercialization of all of our bardoxolone indications or to determine that their collaboration with us is no longer a strategic priority, were unable to perform their obligations under the KKC Agreement, or if a successor were to reduce their level of commitment to their collaboration with us, our ability to develop and commercialize our product candidates could suffer.  In addition, our KKC collaboration is, and future collaborations may be, exclusive and preclude us from entering into additional collaboration agreements with other parties in the area or field of exclusivity.  Also, when we reacquired our development, manufacturing, and commercialization rights to bardoxolone, omaveloxolone, and other Nrf2 activators from AbbVie in October 2019, we agreed not to enter into licensing agreements with respect to bardoxolone in AbbVie’s former territory or with respect to omaveloxolone worldwide for certain periods of time.  KKC has allowed us to make regulatory filings and conduct clinical trials in its exclusive territory in order to generate clinical trial data that we may use in connection with seeking approval of our product candidates in the United States.  There can be no assurance that one or more of these authorizations will not be withdrawn.

Our collaboration with KKC for bardoxolone and potential other third parties requires cooperation between the parties, and failure to do so can negatively affect the development and commercialization of certain of our product candidates.  Multi-party decision-making is complex and involves significant time and effort.  There can be no assurance that we and our collaborators will cooperate or reach consensus.  Any disputes or lack of cooperation with our collaborators may negatively affect the timing or success of our planned clinical trials or commercialization plans.

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

We rely on third parties to conduct most of our preclinical studies and clinical trials for our product candidates, and if our third-party contractors do not properly and successfully perform their obligations under our agreements with them, we may not be able to obtain or may be delayed in receiving regulatory approvals for our product candidates.

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

We do not own any facility that may be used to conduct clinical-scale manufacturing and processing, so we must rely on collaborators and outside vendors to manufacture supplies and process our product candidates.  We have not yet caused our product candidates to be manufactured or processed at a commercial scale and/or frequency and may not be able to do so for any of our product candidates.  In addition, our anticipated reliance on a limited number of third-party manufacturers exposes us to certain risks.

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

In most cases, we do not have long-term agreements with suppliers of drug substance, a drug product intermediate, or final drug product candidates.  Additionally, we do not have long-term agreements with suppliers of certain components of our product candidates.  To date, we primarily have used purchase orders for the supply of key materials that we use in our product candidates.  We may be unable to enter into long-term commercial supply arrangements with our vendors or to do so on commercially reasonable terms, which could have a material adverse effect upon our business.  In addition, we rely on our contract manufacturers to purchase from third-party suppliers some of the materials necessary to produce our product candidates.  In certain instances, we do not have direct control over the acquisition of those materials by our contract manufacturers.  Moreover, we do not have any long-term agreements for the commercial production of those materials.  If a key supplier became unable to supply a key intermediate, the drug substance, or a key component, the lead time required to reinitiate supply source from the alternative suppliers presents risk of delay and potential shortages of supply of our product candidates.  The logistics of our product candidate supply chains, which includes shipment of non-FDA regulated materials and intermediates from countries such as China, Japan, and Spain, adds additional time and risk to the manufacture of our product candidates.

Risks Related to Our Intellectual Property

We rely on, and may not have, adequate protection of our proprietary technologies to compete effectively in our market.

We rely upon a combination of intellectual property rights, patents, trademarks, trade secrets, and contractual arrangements to protect the intellectual property related to our technologies.  We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties to the extent that our patents, trademarks, trade secrets, and contractual position allow us to do so.  Any disclosure to or misappropriation by third parties of our trade secrets or confidential information could compromise our competitive position.  Moreover, we may in the future be involved in legal or administrative proceedings involving our intellectual property that are initiated by us or by third parties.  As our product candidates continue in development, third parties may infringe or misappropriate, or attempt to challenge the validity and enforceability of, our patents, trademarks, trade secrets, and proprietary information and technologies.  In addition, third parties may accuse our product candidates of infringement of third-party intellectual property.  Any of these proceedings could result in significant costs and commitment of management time and attention.

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

Pharmaceutical product patents involve highly complex legal and scientific questions, which can result in uncertainties.  For example, patent laws vary from country to country and may change over time.  In addition, the interpretation of patent law by the court systems in a country may change over time.  This variability adds uncertainty with respect to the validity and enforceability of our patents and the likelihood that our patent applications will result in granted patents.  Pending patent applications that we own or license, and new applications filed by us or our licensors, may fail to result in issued patents.  Third parties may challenge the validity or enforceability of our issued patents or patents resulting from our pending or future applications, which may result in such patents being narrowed, invalidated, or held unenforceable.  Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates.  If the breadth or strength of protection provided by the patents and patent applications that we hold with respect to our product candidates is threatened, then competitors with significantly greater resources could threaten our ability to commercialize our product candidates.  Discoveries are generally published in the scientific literature well after their actual development.  Patent applications in the United States and other countries are typically not published until 18 months after filing and in some cases are never published.  Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions.  Subject to meeting other requirements for patentability, for United States patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the United States, the first to file a patent application encompassing the invention is entitled to patent protection for the invention.  The United States moved to a “first inventor to file” system under the Leahy-Smith America Invents Act (AIA), effective March 16, 2013.  Effects of this change and other elements of the AIA are evolving, as the USPTO is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined.  Creating further uncertainty, provisions under the AIA also include procedures for challenging issued patents and pending patent applications.  We may become involved in opposition, inter partes review, or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain.  An unfavorable outcome in any such proceedings could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop, or commercialize our product candidates without infringing the patent rights of others.

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

In addition, our collaborators are larger, more complex organizations than ours, and the risk of inadvertent disclosure of our proprietary information may be increased despite their internal procedures and the contractual obligations in place with our collaborators.  Despite our efforts to protect our trade secrets and other confidential information, a competitor’s discovery of such trade secrets and information could impair our competitive position and have a material adverse effect on our business.

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

We have an extensive worldwide patent portfolio.  The cost of maintaining our patent protection is high and requires continuous review and compliance.  We may not be able to effectively maintain our intellectual property position throughout the global market.

The USPTO and foreign patent offices require maintenance fees and payments as well as continued compliance with a number of procedural and documentary requirements.  Non-compliance may result in abandonment or lapse of the subject patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.  Noncompliance may result in reduced royalty payments for lack of patent coverage in a particular jurisdiction from our collaborators or may result in increased competition, either of which could have a material adverse effect on our business.

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

•	We may not develop additional proprietary technologies that are patentable;
•	The patents of others may have a material adverse effect on our business; and
•	We may choose not to file a patent application for certain technologies, trade secrets, or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future.  Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us.  If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license.  Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates.  See “Business—Intellectual Property—Licenses” for a description of our license agreements with Dartmouth, MD Anderson, and the University of Kansas, which include descriptions of the termination provisions of these agreements.

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain, and we may not obtain regulatory approval for the commercialization of our product candidates. Even if we believe our completed, current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

The time required to obtain approval, if any, by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.  With the exception of an NDA filed with the FDA for bardoxolone in patients with CKD caused by Alport syndrome, we have not submitted an NDA or obtained regulatory approval for any product candidate, and it is possible that none of our current or future product candidates we may discover, in-license, or acquire and seek to develop in the future will ever obtain regulatory approval.

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

•	inadequate manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;
•	internal FDA delays in the scheduling and conducting of on-site regulatory inspections due to pandemic related circumstances (e.g. travel restrictions) or other federal, state, or local restrictions;

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval;
•	the CROs that conduct clinical trials on our behalf may take actions outside of our control that materially adversely affect our clinical trials;
•	collaborators may not perform or complete their activities contributing to our development programs in a timely manner or at all; or
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

Even if we believe our completed, current, or planned clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy.  The FDA has concluded that the results of our MOXIe Phase 2 clinical trial, while positive, are not sufficient to support approval of omaveloxolone for the treatment of patients with FA.  Consequently, the FDA has advised us that we need to conduct a second clinical trial prior to submitting an NDA.  Certain of our Phase 3 clinical trials have been or may be designed to permit us to file an application for accelerated approval based on positive interim data.  Even if we believe the interim data will support an application for accelerated approval, the regulatory authorities may not agree, which could delay approval.  Approval by one regulatory authority does not ensure approval by any other regulatory authority.  However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.  We may not be able to submit for regulatory approvals, and even if we submit, the applications may not be filed by the FDA or comparable regulatory agency, and we may not receive the necessary approvals to commercialize our product candidates in any market.

We may be unable to obtain orphan drug designations for some of our product candidates or to maintain the benefits associated with orphan drug designation status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs.  Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug.  Orphan drug designation must be requested before submitting an NDA.  In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers.  After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.  Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.  In the EU, the EMA’s Committee for Orphan Medicinal Products may grant orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU Community.  Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating, or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product.  In the EU, orphan drug designation provides a range of potential incentives for medicines that have been granted an orphan designation by the EC, including protocol assistance, access to the centralized authorization procedure, 10 years of market exclusivity, and fee reductions.

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

We have received orphan drug designation by the FDA for bardoxolone for the treatment of CKD caused by Alport syndrome and ADPKD.  We have also received orphan drug designation in Europe for bardoxolone for the treatment of Alport syndrome.  We have also received orphan drug designation by the FDA and in Europe for omaveloxolone for the treatment of FA.  We may seek orphan drug designation in the United States and Europe for some of our other product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products, including other rare kidney diseases.  In the future, exclusive marketing rights in the United States, if granted, may be limited if we seek approval for an indication broader than the orphan drug designated indication and may be lost if the FDA later determines that the request for the orphan drug designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.  In addition, although we have sought or intend to seek orphan drug designation, we may never receive approval for such designations.

If our product candidates obtain marketing approval, we will be subject to more extensive healthcare laws, regulation, and enforcement, including United States healthcare reform and other changes, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

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

For example, the PPACA was enacted in 2010 with a goal, among others, of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers.  The PPACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs.  The PPACA also created a Medicare Part D coverage gap discount program in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs, currently 70%, to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.  The PPACA also expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.  In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted.  On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress.  A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs.  This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013.  These reductions have been extended through 2030 unless additional Congressional action is taken.  The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare reductions from May 1, 2020 through December 31, 2020, and extended the reductions by one year, through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare reductions through March 31, 2021.  Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of health care providers.

In addition, the Biden Administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs.  The Trump Administration proposed a regulation intended to eliminate the rebate-oriented model used for pricing pharmaceutical products under Medicare Part D and Medicaid Managed Care, with the policy objective of lower costs to consumers.  If this proposal is finalized, a similar approach might be adopted by commercial insurance plans as well.  In addition, the U.S. Department of Health and Human Services recently published an interim final rule that establishes a Most Favored Nation (MFN) Model for Medicare Part B drug payment.  This regulation would substantially change the drug reimbursement landscape as it bases Medicare Part B payment for 50 selected drugs on prices in foreign countries instead of average sales price (ASP).  The MFN drug payment amount is expected to be lower than the current ASP-based payment limit because U.S. drug prices are generally the highest in the world.  Although the MFN Model interim final rule with comment period is effective as of November 27, 2020 and the model payment methodology was scheduled to begin on January 1, 2021, it faces uncertain prospects for implementation.  To date, three federal courts have granted orders preventing implementation of the rule.  In addition to these lawsuits, the Biden Administration, which has implemented a regulatory freeze, or additional litigation challenging the regulation could delay or halt the implementation of the rule.  Numerous bills have been introduced in Congress by members of both parties seeking to reduce drug prices using a variety of approaches.  These actions and the uncertainty about the future of the PPACA and healthcare laws are likely to continue the downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.  Former President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers. In addition, former President Trump issued an Executive Order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States. It is unclear whether this Executive Order or something similar will be implemented by the Biden Administration.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation.  For example, the PPACA has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  More recently, the 2017 Tax Act was signed into law, which eliminated certain requirements of the PPACA, including the individual mandate.  On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because of the repeal of the individual mandate. This case was ultimately appealed to the United States Supreme Court, and on November 10, 2020, the United States Supreme Court heard oral arguments in this case.  It is unclear when a decision will be made.  We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified.  In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.  For example, a prolonged shutdown may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business.  The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any products that may be approved for sale;
•	the price and profitability of our products;
•	coverage and reimbursement applicable to our products;
•	the ability to successfully position and market any approved product; and
•	the taxes applicable to our pharmaceutical product revenue.

We are subject to United States and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations.  Compliance with these legal standards could impair our ability to compete in domestic and international markets.  We can face criminal liability, fines, penalties, or other serious consequences for violations, which can harm our business.

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
•

business interruptions resulting from natural disasters or geopolitical actions, including war and terrorism, public health crises such as pandemics or epidemics, or systems failure including cybersecurity breaches; and

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

If we fail to attract and retain senior management and key personnel, in particular our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and Chief Research and Development Officer, we may be unable to successfully develop our product candidates, conduct our clinical trials, and commercialize our product candidates.

We are highly dependent on our Chief Executive Officer, Warren Huff, our Chief Operating Officer and Chief Financial Officer, Manmeet Soni, and our Chief Research and Development Officer, Colin Meyer.  The loss of the services of Mr. Huff, Mr. Soni, or Dr. Meyer could significantly negatively affect the development and commercialization of our product candidates, our existing collaborative relationships, and our ability to successfully implement our business strategy.

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

Risks Related to Our Class A Common Stock

The dual class structure of our common stock and the existing ownership of capital stock by our executive officers and directors, together with their respective affiliates, have the effect of concentrating the voting power of our common stock and will limit your control over matters subject to stockholder approval.

Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to three votes per share.  As of February 23, 2021, our executive officers and directors, together with their respective affiliates, collectively owned shares representing approximately 98.2% of our total Class B common stock, including shares subject to outstanding options that are exercisable within 60 days of such date, and approximately 13.3% of our total Class A common stock, including shares subject to outstanding options that are exercisable within 60 days of such date.  Because of the greater number of votes per share attributed to our Class B common stock, our executive officers and directors, together with their respective affiliates, collectively beneficially own shares representing approximately 45.8% of the voting power of our outstanding capital stock.

Accordingly, these stockholders will be able to exert effective control over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions.  The interests of those stockholders may differ from those of other stockholders, and they may vote their shares in a way that is contrary to the way other stockholders vote their shares.  This concentration of ownership could have the effect of entrenching our management or the board of directors, delaying or preventing a change in our control, or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our Class A common stock.  Future transfers by holders of Class B common stock will generally result in those shares converting on a 1 for 1 basis to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term, which may include our executive officers, directors, and affiliates.

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

In July 2018, we closed on a follow-on underwritten public offering of 3,450,000 shares of our Class A common stock at $72.00 per share.  In November 2019, we closed a follow-on underwritten public offering of 2,760,000 shares of our Class A common stock at $183.00 per share.  In December 2020, we closed a follow-on underwritten public offering of 2,000,000 shares of our Class A common stock at $140.85 per share.  Since our IPO in May 2016 through February 23, 2021, our closing stock price has reached a low of $13.07 and a high of $247.74.

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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance.  Any variances that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our Class A common stock to fluctuate significantly.  Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price, particularly companies in the life sciences industry such as us.  This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.  This could have a material, adverse effect on our business, financial condition and results of operations. See Note 15, Commitments and Contingencies-Patel Litigation of Notes to Consolidated Financial Statements for a description of the Patel securities litigation.

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

As of February 23, 2021, we have 4,909,931 shares of Class B common stock outstanding representing 13.6%  of our outstanding shares of common stock, all of which are currently restricted as a result of securities laws, but may be converted into shares of Class A common stock and sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future.

Additionally, our Seventh Amended and Restated Registration Rights Agreement dated as of November 10, 2010, entered into with certain of our investors in connection with our Series A through H preferred stock financings, provides certain registration rights for 4,423,719 shares of Class B common stock and 1,898,576 shares of Class A common stock as of February 23, 2021.  Once we register these shares, they can be freely sold in the public market.

In addition, as of February 23, 2021, there are approximately 4,629,925 and 346,317 shares subject to outstanding options to purchase, and restricted stock units representing, shares of Class B and Class A common stock, respectively, that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act.  We have registered all shares of Class A common stock or Class B common stock that we issue under our employee benefit plans, including our Second Amended and Restated Long Term Incentive Plan (the LTIP Plan).  Once they are issued in accordance with the terms of the plans, they can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144 and, in the case of Class B common stock, conversion to Class A common stock.

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

General Risk Factors

If we fail to comply with United States and certain foreign government laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

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

We are also subject to regulation by various United States federal, state, and local laws and foreign government laws, including employment and labor laws, tax laws, and other regulations.  Our failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our CROs, manufacturers, suppliers, and other third parties, including, but not limited to, software as a service (SaaS) providers on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures.  If such an event were to occur and interrupt our operations, it could result in a material disruption of our drug development programs.  For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access issues to our clinical data, or disruption of the manufacturing process, we could incur liability, remediation costs, and increased cybersecurity protection costs, the further development of our drug candidates could be delayed, and we may be subject to regulatory actions, including fines or other penalties.  We may also be vulnerable to cyber-attacks by hackers or other malfeasance.  This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings.  Further, these cybersecurity breaches may inflict reputational harm upon us that may result in decreased market value and erode public trust.

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

Furthermore, catastrophic events, such as power loss, natural disasters, terrorism, public health crises such as pandemics or epidemics, and similar unforeseen events beyond our control could adversely affect our employees and our clinical study operations, including forcing us to stop a trial and start over.  Additionally, parties in our supply chain may be operating from single sites, increasing their vulnerability to such events.  If such an event were to affect our employees, our clinical study operations, or our supply chain, it could have a material adverse effect on our business, results of operations, and financial condition.

The coronavirus disease (COVID-19) outbreak has caused and could continue to cause disruptions in our business and operating results, including our clinical development activities.

The pandemic resulting from the global outbreak of COVID-19 has had and could continue to have a negative impact on our business and operating results.  We implemented work-from-home measures and additional safety protocols to protect employees and the broader community and to ensure business continuity.  We continue to limit on-site staff to only those required to execute their job responsibilities, including limiting in-person meetings and travel.

We conduct clinical studies in many countries around the world that are being impacted by the COVID-19 pandemic.  Regulatory agencies, governments, and health care providers have implemented restrictive measures, including but not limited to “shelter-in-place” orders, travel restrictions, and business closures, designed to reduce potential exposure to the virus, particularly for patients at increased risk of severe illness.  For each clinical development program, we are working with health care providers to implement changes that mitigate risk to patients; comply with regulatory, institutional, and government guidance; and maintain the integrity of our ongoing clinical studies.  These concerns have led us to pause enrollment in our FALCON trial, to stop our CATALYST and RANGER trials, and to adapt procedures for our remaining ongoing trials to address restrictions on travel and concerns for patient safety.  For example, we implemented the use of at-home visits as an alternative to in-clinic visits when necessary to collect blood draws and to assess patient safety and arranged for home delivery of the study drug to patients.

As the global outbreak of COVID-19 continues to rapidly evolve, the duration and ultimate impact of COVID-19 on our business is highly uncertain and subject to change.  At this time, we do not believe that the COVID-19 pandemic will have a significant impact on our ability to conduct our operations.  Should the COVID-19 outbreak cause further or extended disruptions at our clinical trial sites or safety concerns regarding our patients, our clinical development activities could be more significantly affected.  In addition, our ability to obtain raw materials, supplies and component parts necessary to manufacture clinical supplies, our ability to deliver clinical drug to our patients in our clinical trials, and our ability to establish commercial supply capacity may be negatively impacted. To date, the COVID-19 outbreak has neither impeded our CMOs’ ability to conduct their business, nor our ability to execute our third-party manufacturing strategy, but it has modified the way that we interact with and provide oversight to our third-party vendors.  On-site visits for critical activities are conducted when allowable by vendor procedures, and local, state, federal, and international laws, as well as routine virtual oversight through various technology platforms.  Since the COVID-19 outbreak is fluid, there is no guarantee that our manufacturing strategy will not be negatively impacted by how the outbreak evolves over time.  The outbreak could cause health concerns with our personnel, including our executives, which could lead to reductions in the efficiency of our operations.  The outbreak has caused and could continue to cause significant disruption of global financial markets, which may reduce our ability to access capital, which would negatively affect our liquidity.  While we will continue to develop plans to help mitigate the potential negative impact of a continued or expanded COVID-19 outbreak, and any future pandemic, on our business and operating results, our efforts may not prevent our business from being adversely affected.

We incur significant costs as a result of operating as a public company, and we devote substantial resources to public company compliance programs.

As a public company, we incur significant legal, insurance, accounting, and other expenses.  The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  We have invested, and will continue to invest, in resources to comply with laws, regulations, and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities.  If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.  As a public company, it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.  We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Plano, Texas, where we lease approximately 122,000 square feet of office space.  We also lease 34,890 square feet of office and laboratory space in Irving, Texas.  Our leases expire in June 2022 with an option to renew up to three months and April 2022 with an option to renew up to four successive three-month periods, respectively.  On October 2019, we entered into the 2019 Lease Agreement, to lease a single-tenant and build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years with an option to renew up to ten years.  We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

For a discussion of material pending legal proceedings, please read Note 15, Commitments and Contingencies – Litigation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated into this item by reference.

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

Stockholders

As of February 23, 2021, there were 473 and 91 stockholders of record of our Class A and Class B common stock, respectively.  In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.  The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our Class A common stock since May 26, 2016, which is the date our shares began trading, through December 31, 2020, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index.  The graph assumes an initial investment of $100 on May 26, 2016, in our Class A common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index.  The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock.  This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 (Securities Act), as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		May 26,	December 31
$100 investment in stock or index	Ticker	2016	2016	2017	2018	2019	2020
Reata Pharmaceuticals, Inc.	RETA	$100.00	$197.38	$256.06	$507.23	$1,848.37	$1,117.72
Nasdaq Composite Index	^IXIC	$100.00	$109.97	$141.03	$135.56	$183.31	$263.30
Nasdaq Biotechnology Index	^NBI	$100.00	$96.37	$116.67	$105.79	$131.61	$165.41

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

Issuer’s Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The selected consolidated financial data set forth below are derived from our audited consolidated financial statements and may not be indicative of future operating results.  The following selected consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The consolidated selected financial data in this section are not intended to replace our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.  Our historical results are not necessarily indicative of our future results.

	Years Ended December 31
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Collaboration revenue
License and milestone	$4,701	$25,276	$52,351	$47,103	$49,730
Other revenue	4,318	1,241	1,238	955	126
Total collaboration revenue	9,019	26,517	53,589	48,058	49,856
Expenses
Research and development (1)	159,080	128,109	97,288	71,273	39,453
Reacquired license rights	—	124,398	—	—	—
General and administrative (1)	75,128	58,298	32,748	23,260	16,603
Depreciation	1,136	932	431	437	682
Total expenses	235,344	311,737	130,467	94,970	56,738
Other income (expense), net	(43,914)	(4,942)	(3,642)	(756)	214
Loss income before taxes on income	(270,239)	(290,162)	(80,520)	(47,668)	(6,668)
Benefit from (provision for) taxes on income	22,487	(8)	(26)	(3)	441
Net loss	$(247,752)	$(290,170)	$(80,546)	$(47,671)	$(6,227)
Net loss per share—basic and diluted(2)	$(7.35)	$(9.54)	$(2.91)	$(1.99)	$(0.31)
Weighted-average number of common shares used in net loss per share basic and diluted(2)	33,709,480	30,414,203	27,701,783	23,933,309	19,816,635

(1)	Stock-based compensation expense is included in our results of operations as follows:

	Years Ended December 31
	2020	2019	2018	2017	2016
	(in thousands)
Research and development	$28,114	$8,692	$3,943	$2,409	$1,121
General and administrative	29,519	17,689	6,607	4,121	1,246
	$57,633	$26,381	$10,550	$6,530	$2,367

(2)

See Note 2 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net (loss) income per share of common stock.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Condensed Consolidated Balance Sheet Data
Cash and cash equivalents	$818,150	$664,324	$337,790	$129,780	$84,732
Income tax receivable	22,228	—	—	—	—
Working capital	728,136	477,262	286,353	85,492	27,652
Total assets	857,598	682,420	345,208	135,337	89,093
Term loan	—	155,017	79,219	19,614	—
Liability related to sale of future royalties, net	315,454	—	—	—	—
Payable to collaborators (including current portion)	73,437	216,862	—	—	—
Deferred revenue (including current portion)	4,688	9,389	225,721	244,438	291,041
Accumulated deficit	(958,245)	(710,493)	(420,323)	(337,143)	(289,354)
Total stockholders’ equity (deficit)	$417,431	$256,857	$15,159	$(146,973)	$(215,048)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report on Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties.  You should review the sections of this Annual Report on Form 10-K captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.  Our discussion and analyses below are focused on our 2020, 2019, and 2018 financial results, including comparisons of our year-over-year performance between these years.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  Our lead programs are in rare forms of CKD and a rare neurological disease.  We announced positive topline data from registrational trials for both of our lead product candidates, bardoxolone in patients with CKD caused by Alport syndrome and omaveloxolone in patients with a neurological disorder called FA.  We have submitted an NDA for bardoxolone for the treatment of Alport syndrome. Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe bardoxolone, omaveloxolone, and our next-generation Nrf2 activators have many potential clinical applications.  We possess exclusive, worldwide rights to develop, manufacture, and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to KKC.

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

In exchange for such rights, we agreed to pay AbbVie $330.0 million, of which $250.0 million has been paid as of December 31, 2020, with the remaining $80.0 million payable on November 30, 2021.  Additionally, we will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators.

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

Liability Related to Sale of Future Royalties

On June 24, 2020, we closed on the Development Agreement with an affiliate of BXLS, which provided funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, ADPKD, and certain other rare CKD indications in return for future royalties.  The Development Agreement included a $300.0 million payment by an affiliate of BXLS in return for various percentage royalty payments on worldwide net sales of bardoxolone, if and when approved in the United States or certain specified

European countries, by Reata and its licensees, other than KKC.  Pursuant to the Development Agreement, we have granted BXLS a security interest in substantially all of our assets.

In addition, concurrent with the Development Agreement, the Company entered into the Purchase Agreement with affiliates of BXLS to sell an aggregate of 340,793 shares of the Company’s Class A common stock at $146.72 per share for a total of $50.0 million.

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KKC, from sales of our securities, with secured loans, and from a strategic financing from BXLS.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KKC and reimbursements of expenses under the terms of our agreement with KKC.  We have incurred losses in each year since our inception, other than in 2014.  As of December 31, 2020, we had $818.2 million of cash and cash equivalents and an accumulated deficit of $958.2 million.  We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite the potential to receive future payments from KKC, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potential commercialization of our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

On December 4, 2020, we closed a follow-on underwritten public offering of 2,000,000 shares of our Class A common stock for gross proceeds of $281.7 million.  We received net proceeds from the offering of $277.5 million, after deducting underwriting discounts and commissions and offering expenses.  We intend to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, advancing the development of bardoxolone, omaveloxolone, and RTA 901 through clinical trials, pursuing approval of the NDA filed with the FDA for bardoxolone in patients with CKD caused by Alport syndrome, preparing to file for marketing approval in Europe for bardoxolone in patients with CKD caused by Alport syndrome, and preparing for commercialization of our potential products.

The probability of success for each of our product candidates and clinical programs and our ability to generate product revenue and become profitable depend upon a variety of factors, including the quality of the product candidate, clinical results, investment in the program, competition, manufacturing capability, commercial viability, and our collaborators’ ability to successfully execute our development and commercialization plans.  We will also require additional capital through equity, debt, or royalty financings or collaboration arrangements in order to fund our operations and execute on our business plans, and there is no assurance that such financing or arrangements will be available to us on commercially reasonable terms or at all.  For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily from licensing fees received under our collaborative license agreements and reimbursements for expenses.  We currently have no approved products and have not generated any revenue from the sale of products to date.  In the future, we may generate revenue from product sales, royalties on product sales, reimbursements for collaboration services under our current collaboration agreements, or license fees, milestones, or upfront payments if we enter into any new collaborations or license agreements.  We expect that our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such payments and sales.

Our license and milestone revenue has been generated primarily from the KKC Agreement, the AbbVie License Agreement, and the Collaboration Agreement and consists of upfront payments and milestone payments.  License revenue recorded with respect to the KKC Agreement, the AbbVie License Agreement, and the AbbVie Collaboration Agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, collaboration revenue associated with upfront, non-refundable license payments received under our license and collaboration agreements are deferred and recognized ratably over the expected term of the performance obligations under each agreement.  Under the Reacquisition Agreement, we no longer have performance obligations under the AbbVie License Agreement and the Collaboration Agreement.  We only expect to recognize the deferred revenue under the KKC Agreement through 2021.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through December 31, 2020, we have incurred a total of $934.0 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

Currently, KKC has allowed us to conduct clinical studies of bardoxolone in certain rare forms of kidney diseases in Japan and has reimbursed us the majority of the costs for our CARDINAL study in Japan and is paying for the costs of a certain number of patients as the in-country caretaker in our FALCON study in Japan.  We reduced our expenses by $0 million, $0.5 million, and $2.0 million for KKC’s share of the CARDINAL study costs for the year ended December 31, 2020, 2019, and 2018, respectively.

The following table summarizes our research and development expenses incurred during the years ended December 31:

	2020	2019	2018
	(in thousands)
Bardoxolone	$50,836	$47,994	$43,566
Omaveloxolone	25,231	23,992	19,277
RTA 901	4,189	1,859	350
RTA 1701	2,179	1,505	2,263
Other research and development expenses	76,645	52,759	31,832
Total research and development expenses	$159,080	$128,109	$97,288

The program-specific expenses summarized in the table above include costs that we directly allocate to our product candidates.  Our other research and development expenses include salaries, benefits, stock-based compensation, and preclinical, research, and discovery costs, which we do not allocate on a program-specific basis.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates.  We have also incurred, and anticipate incurring in the future, increased expenses associated with being a public company, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit and tax fees, compliance with the Sarbanes-Oxley Act, regulatory compliance programs, and investor relations costs.  Additionally, if and when we believe the first regulatory approval of one of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially for the sales and marketing of our product candidates.

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

Benefit from (Provision for) Taxes on Income

Provision for taxes on income consists of net loss, taxed at federal tax rates and adjusted for certain permanent differences.  During 2020, we recognized a tax benefit and receivable of $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund under the CARES Act.  Realization of deferred tax assets is generally dependent upon future earnings by jurisdiction, of which the timing and amount are uncertain for the majority of our deferred tax assets, and valuation allowances are maintained against them.  Changes in valuation allowances also affect the tax provision.

Results of Operations

Comparison of the Years Ended December 31, 2020, 2019, and 2018

The following table sets forth our results of operations for the years ended December 31:

	2020	Change	2019	Change	2018
	(in thousands, except percentage data)
Consolidated Statements of Operations Data
Collaboration revenue
License and milestone	$4,701	(81)%	$25,276	(52)%	$52,351
Other revenue	4,318	**	1,241	0%	1,238
Total collaboration revenue	9,019	(66)%	26,517	(51)%	53,589
Expenses
Research and development	159,080	24%	128,109	32%	97,288
Reacquired license rights	—	(100)%	124,398	100%	—
General and administrative	75,128	29%	58,298	78%	32,748
Depreciation	1,136	22%	932	116%	431
Total expenses	235,344	(25)%	311,737	139%	130,467
Other income (expense), net	(43,914)	**	(4,942)	(36)%	(3,642)
Loss before taxes on income	(270,239)	7%	(290,162)	**	(80,520)
Benefit from (provision for) taxes on income	22,487	**	(8)	69%	(26)
Net loss	$(247,752)	15%	$(290,170)	**	$(80,546)
** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 52%, 95%, and 98% of total revenue for the years ended December 31, 2020, 2019, and 2018, respectively, and consisted primarily of the recognition of deferred revenue.  License and milestone revenue decreased by 81% during 2020 compared to 2019, primarily due to the Reacquisition Agreement in October 2019, which ended our performance obligations under the Collaboration Agreement and resulted in the writing off of the related remaining deferred revenue balance, after which no further revenue was recognized.  Total revenue of $4.7 million was recognized in 2020 from deferred revenue related to the KKC Agreement.

License and milestone revenue decreased by 52% during 2019 compared to 2018.  The decrease was primarily due to additional revenue related to variable consideration that was included in the transaction price under the KKC Agreement and recognized in fiscal year 2018. Since we did not have a similar event in fiscal year 2019, the revenue decreased by comparison.  Additionally, revenue decreased due to the Reacquisition Agreement in October 2019, as discussed above.

Other revenue increased by $3.1 million during 2020 compared to 2019, primarily due to an increase in reimbursements of expenses from KKC for manufacturing and non-clinical study expenses incurred. Other revenue for 2019 was comparable to 2018.

The following table summarizes the sources of our revenue for the years ended December 31:

	2020	2019	2018
	(in thousands)
License and milestone
AbbVie collaboration agreement	$—	$20,588	$26,647
KKC agreement	4,701	4,688	24,704
Other	—	—	1,000
Total license and milestone	$4,701	$25,276	$52,351
Other revenue	4,318	1,241	1,238
Total collaboration revenue	$9,019	$26,517	$53,589

The following table summarizes our expenses, in thousands and as a percentage of total expenses, for the years ended December 31:

Description	2020	% of Total Expenses	2019	% of Total Expenses	2018	% of Total Expenses
Research and development	$159,080	68%	$128,109	41%	$97,288	75%
Reacquired license rights	—	—	124,398	40%	—	—
General and administrative	75,128	32%	58,298	19%	32,748	25%
Depreciation	1,136	0%	932	0%	431	0%
Total expenses	$235,344		$311,737		$130,467

Research and Development Expenses

Research and development expenses increased by 24% during 2020 compared to 2019.  The increase was primarily due to $30.2 million in increased personnel and equity compensation expenses to support growth of our development activities, including accelerated recognition of stock-based compensation expense as a result of the death of an executive and employees who entered into consulting agreements at the termination of employment. The remaining changes included increased manufacturing and regulatory costs to support product registration, increased clinical pharmacology and toxicity study expenses for our RTA 901 program, decreased clinical study expenses related to PAH studies terminated in the first quarter 2020, and decreased medical affairs and research expenses.

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

Research and development expenses, as a percentage of total expenses, was 68%, 41%, and 75% for 2020, 2019, and 2018, respectively.  The decrease in 2019 compared to 2020 and 2018 was primarily due to the reacquired license rights expense of $124.4 million incurred during 2019.  The decrease in 2019 compared to 2018 was also due to increased general and administrative expenses related to rent, insurance premiums, and other office expenses.

Reacquired License Rights

The reacquired license rights expense incurred in 2019 was due to the Reacquisition Agreement we entered into with AbbVie in October 2019 to reacquire the development, manufacturing, and commercialization rights provided in the AbbVie License Agreement and the Collaboration Agreement.  For a complete discussion of accounting for reacquired license rights, see Note 3, Collaboration Agreements of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

General and Administrative Expenses

General and administrative expenses increased by 29% during 2020 compared to 2019.  The increase was primarily due to $17.9 million in increased personnel and stock-based compensation expenses in preparation for commercial launch readiness and to support growth in our development activities and $1.2 million in increased insurance expenses, which were offset by a $1.4 million in decreased marketing and commercialization expenses.

General and administrative expenses increased by 78% during 2019 compared to 2018.  The increase was primarily due to $19.3 million in increased personnel and stock-based compensation expenses and $5.6 million in increased rent, director and officer insurance premiums, and other office expenses to support growth in our development activities.

General and administrative expenses, as a percentage of total expenses, was 32%, 19%, and 25% for 2020, 2019, and 2018, respectively.  The decrease in 2019 compared to 2020 and 2018 was primarily due to the reacquired license rights expense of $124.4 million incurred during 2019.  General and administrative expenses also increased during 2019 compared to 2018 as discussed above.

Other Income (Expense), Net

Other income (expense), net increased by $39.0 million during 2020 compared to 2019. The increase was primarily due to $21.9 million from non-cash interest expense on liability related to the sale of future royalties, $11.2 million from loss on debt extinguishment, and $3.7 million of additional interest expense attributable to additional borrowings under the Term B Loan drawn in December 2019 and the payable due to collaborator related to the Reacquisition Agreement in October 2019, and $1.3 million gain on lease termination.

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

Benefit from (Provision for) Taxes on Income

Benefit from taxes on income increased by $22.5 million during 2020 compared to 2019.  The increase was primarily due to a tax refund filed under the provisions of the CARES Act.

Benefit from taxes on income were immaterial during 2019 and 2018.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, the sale of royalty interests, and secured loans.  To date, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $780.0 million from payments under license and collaboration agreements.  We also obtained $1,222.1 million in net proceeds from our IPO, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, and $299.0 million in net proceeds from the sale of future royalties under the Development Agreement.  We have not generated any revenue from the sale of any products.  As of December 31, 2020, we had available cash and cash equivalents of approximately $818.2 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31:

	2020	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(322,340)	$(251,151)	$(83,783)
Investing activities	(927)	(2,673)	(679)
Financing activities	477,093	580,358	292,472
Net increase in cash and cash equivalents	$153,826	$326,534	$208,010

Operating Activities

Net cash used in operating activities was $322.3 million for the year ended December 31, 2020, consisting primarily of net loss of $247.8 million adjusted for non-cash items including stock-based compensation expense of $57.6 million, non-cash interest expense on liability related to sale of future royalty of $21.9 million, loss on extinguishment of debt of $11.2 million, depreciation and amortization expense of $8.7 million, gain on lease termination of $1.3 million, and a net decrease in operating assets and liabilities of $172.7 million.  The significant items in the change in operating assets that impacted our use of cash in operations were an increase in income tax receivable of $22.2 million, an increase in accounts payable $2.9 million due to timing of payments, a decrease in payable to collaborators of $150.0 million for a payment made on June 30, 2020 under the Reacquisition Agreement, and a decreased in deferred revenue of $4.7 million.

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

Investing Activities

Net cash used in investing activities was $0.9 million, $2.7 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, primarily due to capital expenditures in connection with an expansion of our office space and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $477.1 million, primarily due to net proceeds of $277.5 million from our follow-on public offering, $349.0 million in net proceeds received under the Purchase Agreement and Development Agreement with BXLS, and $17.8 million from options exercised, offset by $167.2 million to pay off our Term Loans.

Net cash provided by financing activities for the year ended December 31, 2019 was $580.4 million, primarily due to net proceeds of $492.4 million from our follow-on public offering, $75.0 million from the First Amendment to the Amended and Restated Loan and Security Agreement (the Amended Restated Loan Agreement), and $13.4 million from options exercised.

Net cash provided by financing activities for the year ended December 31, 2018 was $292.5 million, primarily due to net proceeds of $232.9 million from our follow-on public offering and $57.7 million from the Amended Restated Loan Agreement.

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

On December 4, 2020, we closed a follow-on underwritten public offering of 2,000,000 shares of our Class A common stock for gross proceeds of $281.7 million.  Net proceeds to us from the offering were approximately $277.5 million, after deducting underwriting discounts and commissions and offering expenses.

On October 1, 2020, we entered into a lease agreement with the owner of our headquarters and offices located in Plano, Texas (the Plano Lease Agreement), with lease terms extending through June 30, 2022 with an option to renew up to three months.  We recorded approximately $4.8 million as a right-of-use asset and lease liability in October 2020.

On June 24, 2020, we closed on the Development Agreement and Purchase Agreement, each dated June 10, 2020, under which certain BXLS entities paid us an aggregate of $350.0 million in exchange for future royalties on bardoxolone and an aggregate of 340,793 shares of our Class A common stock at $146.72 per share.

On June 24, 2020, we paid off our Term Loans with Oxford Finance LLC and Silicon Valley Bank, which included payments for principal of $155.0 million, prepayment fees of $5.4 million, exit fees of $6.7 million, and accrued and unpaid interest of $1.0 million.

On March 27, 2020, the United States enacted the CARES Act.  Under its provisions, for the 12 months ended December 31, 2020, we recognized a tax benefit and receivable of $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund.

In November 2019, we closed a follow-on underwritten public offering of 2,760,000 shares of our Class A common stock for gross proceeds of $505.1 million.  Net proceeds to us from the offering were approximately $491.9 million, after deducting underwriting discounts and commissions and offering expenses.

In October 2019, we entered into the 2019 Lease Agreement, relating to the lease of approximately 327,400 square feet of office and laboratory space located in Plano, Texas.  The term of the Lease is estimated to commence mid-2022, when construction is completed, and continue for 16 years, with up to 10 years of extension at our option.  The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million, which may increase in certain circumstances.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, we will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

In October 2019, we and AbbVie entered into the Reacquisition Agreement pursuant to which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement.  In exchange for such rights, we will pay AbbVie $330.0 million, of which $250.0 million has been paid as of December 31, 2020, with the remaining $80.0 million payable on November 30, 2021.  We will also pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and an identified list of certain next-generation Nrf2 activators.

Our longer term liquidity requirements will require us to raise additional capital, such as through additional equity, debt, or royalty financings or collaboration arrangements.  Our future capital requirements will depend on many factors, including the receipt of milestones under our KKC Agreement and the timing of our expenditures related to clinical trials.  We believe our existing cash and cash equivalents will be sufficient to enable us to fund our operations through mid-2024.  However, we anticipate opportunistically raising additional capital before that time through equity offerings, collaboration or license agreements, additional debt financings, or royalty financings in order to maintain adequate capital reserves.  In addition, we may choose to raise additional capital at any time for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.  Decisions about the timing or nature of any financing will be based on, among other things, our perception of our liquidity and of the market opportunity to raise equity, debt, or royalty financing.  Additional securities may include common stock, preferred stock, or debt securities.  We may explore strategic collaborations or license arrangements for any of our product candidates.  If we do explore any arrangements, there can be no assurance that any agreement will be reached, and we may determine to cease exploring a potential transaction for any or all of the assets at any time.  If an agreement is reached, there can be no assurance that any such transaction would provide us with a material amount of additional capital resources.

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

•	the costs associated with being a public company;
•	any additional costs we incur, or delays in clinical trials we experience, associated with the COVID-19 pandemic; and
•	the costs we incur in the filing, prosecution, maintenance, and defense of our patent portfolio and other intellectual property rights.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

Contractual Obligations

We have various contractual obligations and other commitments that require payments at certain specified periods.  The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	6 years and beyond	Total
	(unaudited)
	(in thousands)
Operating lease obligations(1)	$2,901	$38,593	$27,831	$145,048	$214,373
Payable to collaborators	80,000	—	—	—	80,000
Total contractual obligations	$82,901	$38,593	$27,831	$145,048	$294,373
(1)	Operating lease obligations includes payments for leases that have not yet commenced, net of lease incentives.

Clinical Trials

As of December 31, 2020, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

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

While our significant accounting policies are described in more detail in Note 2 of Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to understanding the judgments and estimates used by management in the preparation of our financial statements.

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

Liability Related to Sale of Future Royalties

On June 24, 2020, we closed on the Development Agreement with certain BXLS entities, which provided funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, ADPKD, and certain other rare CKD indications in return for future royalties.  We accounted for the Development Agreement as a sale of future revenues resulting in a debt classification, primarily because we have significant continuing involvement in generating the future revenue on which the royalties are based.  The debt will be amortized under the effective interest rate method and, accordingly, we are recognizing non-cash interest expense over the estimated term of the Development Agreement.  The liability related to the sale of future royalties, and the debt amortization, are based on our current estimate of future royalties expected to be paid over the estimated term of the Development Agreement.  We will periodically assess the expected royalty payments and, if materially different than our previous estimate, will prospectively adjust and recognize the related non-cash interest expense.  The transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Development Agreement.

Revenue Recognition

We recognize revenue generated primarily from licensing fees received under our collaborative licensing agreements in prior years with AbbVie and currently with KKC and reimbursements for expenses from KKC.  The terms of the agreements include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.

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

Realization of deferred tax assets is generally dependent upon future earnings by jurisdiction, if any, the timing and amount of which are uncertain.  As of December 31, 2020, based on known factors, for the majority of our deferred tax assets, we cannot conclude that it is more likely than not that they will be utilized, and we have recorded valuation allowances to offset these deferred tax assets.

We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (ASC) 740, Income Taxes.  We recognize tax benefit for uncertain tax positions if we believe it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position.  We evaluate uncertain tax positions after consideration of all available information.  As of December 31, 2020, the interest accrued related to provision uncertain tax positions was immaterial.

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

Stock option and restricted stock unit awards have been granted or sold at fair value to nonemployees, in connection with research and consulting services provided to us, and to employees, under our LTIP Plan or stand-alone agreements.  Equity awards generally vest over terms of four or five years.  For employees, stock-based compensation expense is recorded ratably through the vesting period for each stock option or tranche of restricted stock award.  For option awards with performance conditions, we evaluate the probability of the number of shares that are expected to vest and adjust compensation expense to reflect the number of shares expected to vest and the cumulative vesting period met to date.

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31
	2020	2019	2018
Dividend yield	—%	—%	—%
Volatility	73.46%	73.73%	72.77%
Risk-free interest rate	1.44%	2.18%	2.79%
Expected term of options (in years)	5.86	6.23	6.35
Weighted average grant date fair value	$196.96	$69.76	$38.14

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $818.2 million at December 31, 2020, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K.  An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2020, based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Reata Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Reata Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework,) (the COSO criteria).  In our opinion, Reata Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders‘ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that is contained in Part I, Item 1 of this Form 10-K and that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning our equity compensation plan at December 31, 2020, was as follows:

Equity Compensation Plans

The table below discloses information as of December 31, 2020, with respect to our equity compensation plans and outstanding stock options granted pursuant to individual compensation arrangements.

Plan Category	Number of shares of Class A common stock and Class B common stock to be Issued on Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Exercise Price of Outstanding Options, Warrants and Rights	Number of securities remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders:	4,409,820	$80.36	2,771,005
Equity compensation plans not approved by security holders:	5,000	$38.42	—
Total	4,414,820	$80.31	2,771,005

(1)

Represents 4,301,269 stock options and 108,551 restricted stock units outstanding under the LTIP Plan and 5,000 stock options granted pursuant to individual compensation arrangements.  Of the total 4,301,269 stock options, 137,512 stock options are exercisable for shares of our Class A common stock, and 4,163,757 stock options are exercisable for shares of our Class B common stock. Of the total 108,551 restricted stock units, 35,475 restricted stock units represent shares of our Class A common stock, and 73,076 restricted stock units represent shares of our Class B common stock.

(2)

Represents the number of securities remaining available under the LTIP Plan as of December 31, 2020.  On January 1 of each calendar year, the total number of shares of stock reserved and available for issuance shall automatically increase by an amount equal to 4% of the number of shares of common stock (of all classes) outstanding on the immediately preceding December 31, including as outstanding all securities convertible into shares of common stock on an as converted basis.  The compensation committee retains the authority to determine that there will be no increase or a lesser increase in reserved shares for any year.

The remaining information required by Item 12 is incorporated by reference to the relevant information contained under the caption “Security Ownership Of Certain Beneficial Owners And Management” in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Thirteenth Amended and Restated Certificate of Incorporation.	S-1	333-208843	3.7	05/16/2016

3.2	Second Amended and Restated Bylaws.	8-K	001-37785	3.1	12/07/2016

4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1	333-208843	4.1	02/08/2016

4.2	Seventh Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated as of November 10, 2010.	S-1	333-208843	4.3	01/04/2016

4.3	Description of Registrant’s Securities.	10-K	001-37785	4.3	02/19/2020

Agreements with Executive Officers and Directors

10.1+	Indemnification Agreement by and between the Registrant and J. Warren Huff, together with a schedule identifying other substantially identical agreements between the Registrant and the persons identified on the schedule and identifying the material differences between each of the agreements and the filed Indemnification Agreement.	S-1	333-208843	10.1	05/20/2016

10.2+	Indemnification Agreement by and between the Registrant and Dawn C. Bir dated September 6, 2016.	10-Q	001-37785	10.1	11/14/2016

10.3+	Indemnification Agreement by and between the Registrant and William D. McClellan dated March 1, 2017.	8-K	001-37785	10.1	03/02/2017

10.4+	Amended and Restated Employment Agreement, by and between the Registrant and J. Warren Huff, dated as of June 14, 2017.	S-3	333-218915	10.2	06/23/2017

10.5+	Amended and Restated Employment Agreement, by and between the Registrant and Dawn C. Bir, dated as of June 14, 2017.	S-3	333-218915	10.3	06/23/2017

10.6+	Amended and Restated Employment Agreement, by and between the Registrant and Colin Meyer, dated as of June 14, 2017.	S-3	333-218915	10.4	06/23/2017

10.7+	Amended and Restated Employment Agreement, by and between the Registrant and Jason Wilson, dated as of June 14, 2017.	S-3	333-218915	10.6	06/23/2017

10.8+	Amended and Restated Employment Agreement, by and between the Registrant and Michael D. Wortley, dated as of June 14, 2017.	S-3	333-218915	10.7	06/23/2017

10.9+	Indemnification Agreement by and between the Company and Manmeet S. Soni dated August 28, 2019.	10-Q	001-37785	10.1	11/12/2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.10+	Employment Agreement by and between the Company and Manmeet S. Soni dated August 28, 2019.	10-Q	001-37785	10.2	11/12/2019

10.11+	Indemnification Agreement by and between the Company and Martin W. Edwards, dated as of August 3, 2020.	8-K	001-37785	10.1	7/30/2020

Patent and License Agreements

10.12#	Exclusive Patent License Agreement among the Board of Regents of The University of Texas System, The University of Texas M.D. Anderson Cancer Center, and the Trustees of Dartmouth College and the Registrant, dated as of July 15, 2004, as amended.	S-1	333-208843	10.7	01/04/2016

10.13#	Exclusive License Agreement between the Trustees of Dartmouth College and the Registrant, dated as of December 16, 2009, as amended.	S-1	333-208843	10.8	01/04/2016

10.14#	Exclusive License Agreement between the KU Center for Technology Commercialization, Inc. and the Registrant, dated as of September 26, 2014.	S-1	333-208843	10.9	01/04/2016

10.15#	Exclusive License and Supply Agreement between the Registrant and Kyowa Hakko Kirin Co. Ltd., dated as of December 24, 2009.	S-1	333-208843	10.11	01/04/2016

10.16#	License Agreement between the Registrant and Abbott Pharmaceuticals PR Ltd., dated as of September 21, 2010.	S-1	333-208843	10.12	02/08/2016

10.17#	Collaboration Agreement between the Registrant and Abbott Pharmaceuticals PR Ltd., dated as of December 9, 2011.	S-1	333-208843	10.13	02/08/2016

10.18	Supplement to Exclusive License and Supply Agreement between the Registrant and Kyowa Hakko Kirin Co., Ltd., dated as of March 4, 2016.	S-1	333-208843	10.14	03/22/2016

10.19	Second Supplement to Exclusive License and Supply Agreement, by and between the Registrant and Kyowa Hakko Kirin Co., Ltd., dated as of March 21, 2017.	S-3	333-218915	10.1	06/23/2017

10.20#	Third Supplement to Exclusive License and Supply Agreement, dated as of December 6, 2017, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.1	12/07/2017

10.21#	Fourth Supplement to Exclusive License and Supply Agreement, dated as of December 6, 2017, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.2	12/07/2017

10.22#	Fifth Supplement to Exclusive License and Supply Agreement, dated as of August 22, 2019, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.1	08/22/2019

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.23#	Sixth Supplement to Exclusive License and Supply Agreement, dated as of August 22, 2019, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.2	08/22/2019

10.24#	Amended and Restated License Agreement, dated as of October 9, 2019.	8-K	001-37785	10.1	10/10/2019

Lease Agreements

10.25	Lease by and between the Registrant and SDCO Gateway Commerce I & II, Inc., dated as of May 25, 2006, as amended.	S-1	333-208843	10.6	01/04/2016

10.26	Lease Amendment No. 11, effective as of November 9, 2017, between Reata Pharmaceuticals, Inc. and SDCO Gateway Commerce I & II, Inc.	10-Q	001-37785	10.1	11/13/2017

10.27	Lease Agreement, dated as of October 15, 2019.	8-K	001-37785	10.1	10/16/2019

10.28	Expansion Agreement, dated as of October 15, 2019.	8-K	001-37785	10.2	10/16/2019

10.29	Gateway Lease Expansion Agreement, dated December 12, 2019.	10-K	001-37785	10.39	2/19/2020

10.30	First Amendment to Lease Agreement, dated as of May 27, 2020.	10-Q	001-37785	10.1	8/10/2020

Equity Compensation Plans and Policies

10.31+	Reata Pharmaceuticals, Inc. Second Amended and Restated Long Term Incentive Plan.	10-Q	001-358762	10.1	05/09/2019

10.32+	Stock Option Agreement.	10-Q	001-358762	10.2	05/09/2019

10.33+	Notice of Stock Option Grant forms for employees and director/consultants.	S-8	333-232009	4.5	06/13/2019

10.34+	Restricted Stock Unit Agreement.	10-Q	001-37785	10.3	11/12/2019

10.35+	Notice of Grant of Restricted Stock Units for employees.	10-K	001-37785	10.38	2/19/2020

10.36+	Fourth Amended and Restated Non-Employee Director Compensation Policy, dated as of June 10, 2020.	10-Q	001-37785	10.4	8/10/2020

10.37+	Fifth Amended and Restated Non-Employee Director Compensation Policy, dated as of December 2, 2020.					X

10.38+	Notice of Grant of Restricted Stock Units for director/consultants, dated as of December 2, 2020.					X

Other

10.39†#	Common Stock Purchase Agreement between the Company and BXLS V – River L.P, dated as of June 10, 2020.	10-Q	001-37785	10.2	8/10/2020

10.40†#	Development and Commercialization Funding Agreement between the Company and BXLS V – River L.P, dated as of June 10, 2020.	10-Q	001-37785	10.3	8/10/2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document.					X

+	Indicates management contract or compensatory plan.
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

REATA PHARMACEUTICALS, INC.

Date: March 1, 2021	By:	/s/ J. Warren Huff
J. Warren Huff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Warren Huff	President, Chief Executive Officer and Chairman of the Board	March 1, 2021
J. Warren Huff	of Directors (Principal Executive Officer)

/s/ Manmeet S. Soni	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 1, 2021
Manmeet S. Soni

/s/ Elaine Castellanos	Vice President, Chief Accounting Officer (Principal	March 1, 2021
Elaine Castellanos	Accounting Officer)

/s/ Martin W. Edward, M.D.	Member of the Board of Directors	March 1, 2021
Martin W. Edward, M.D.

/s/ William D. McClellan, Jr.	Member of the Board of Directors	March 1, 2021
William D. McClellan, Jr.

/s/ R. Kent McGaughy, Jr.	Member of the Board of Directors	March 1, 2021
R. Kent McGaughy, Jr.

/s/ Jack B. Nielsen	Member of the Board of Directors	March 1, 2021
Jack B. Nielsen

/s/ William E. Rose	Member of the Board of Directors	March 1, 2021
William E. Rose

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Reata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reata Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosure to which they relate.

Provision for Unbilled Accrued Direct Research Liabilities
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company bases expense accruals related to clinical trials on estimates of the services performed and expenses incurred, pursuant to contracts with multiple research institutions and contract research organizations (CROs).  As of December 31, 2020, the Company had $14.0 million of accrued direct research liabilities, of which $13.0 million related to accruals for unbilled research and development expenses. The financial terms of these agreements vary from contract to contract, resulting in uneven billing and payment flows.  At a given financial statement date, the Company accumulates and assesses unbilled research and development costs, inclusive of contract milestones, pass-through costs, and estimates of the total costs of unbilled patient visits for clinical trials.

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

To test the Company’s assumptions and related calculation of accrued direct research liabilities, our audit procedures included, among others, inquiring of management to corroborate our understanding of the inputs and data used to calculate the accrual, including gaining an understanding of the current status and enrollment timelines for each material clinical trial and the current status of other research and development related purchase orders. For each material clinical study, we confirmed the terms of the agreement in effect as of December 31, 2020 with the CRO, as well as significant inputs contributing to the amount accrued, such as lifetime-to-date patient visit costs and amounts invoiced, and compared them to actual inputs used by the Company to calculate the unbilled liability related to each clinical trial. In addition, we performed procedures to evaluate the completeness and accuracy of material unbilled accrued direct research liability components and tested cash payments subsequent to December 31, 2020 that could potentially impact the year-end balances. We also performed analytical procedures to evaluate whether appropriate relationships existed between the unbilled accrued direct research liabilities and drug development costs compared to historical trends.

Evaluation of liability related to the sale of future royalties
Description of the Matter

As discussed in Note 2 and Note 6 to the consolidated financial statements, on June 24, 2020, the Company closed a funding agreement with Blackstone Life Sciences. The Company accounted for the liability related to the sale of future royalties as a debt financing. The Company estimated the amount of future royalty payments and expected interest expense using the effective interest rate method over the life of the agreement. The carrying value of the liability related to the sale of future royalties at December 31, 2020 was $315.5 million.

The auditing of the liability and interest expense related to the sale of future royalties was complex due to the significant judgment and estimations used by management and due to the nature and extent of audit effort required to address these matters. The accounting involves significant judgment and inherent uncertainties as it relates to the Company's estimate of future sales for which royalties will be paid, which in turn significantly impacts the calculation of interest expense recognized. Specifically, the date of planned commercialization, anticipated pricing and the patient population assumptions used to calculate the revenue projections involved significant estimation uncertainty.

How We Addressed the Matter in Our Audit

We tested internal controls over the measurement of the liability and interest expense related to the sale of future royalties, including controls related to the Company’s estimate of future sales. For example, we tested controls over the review of sales forecasts, the completeness and accuracy of underlying data used and the accuracy of the interest calculations.

To test the financing liability balance and the amount of interest expense recognized, our audit procedures included, among others, evaluating the methodology used, the significant estimates discussed above and the underlying data used by the Company. Specifically, we tested the calculation of the liability balance including the classification of the balance as non-current. In addition, we evaluated the Company’s estimate of future sales, including the date of planned commercialization, anticipated pricing and the patient population, by comparing to available peer data and market research. We also recalculated the current year interest expense using the effective interest method based on the Company’s estimate of future royalties to be paid.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

March 1, 2021

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31
	2020	2019
Assets
Cash and cash equivalents	$818,150	$664,324
Prepaid expenses and other current assets	6,960	4,952
Income tax receivable	22,228	—
Total current assets	847,338	669,276
Property and equipment, net	4,912	2,996
Other assets	5,348	10,148
Total assets	$857,598	$682,420
Liabilities and stockholders’ equity
Accounts payable	$4,790	$1,908
Accrued direct research liabilities	14,023	23,774
Other current liabilities	22,264	11,631
Current portion of payable to collaborators	73,437	150,000
Current portion of deferred revenue	4,688	4,701
Total current liabilities	119,202	192,014
Other long-term liabilities	5,511	6,982
Term loan, net of debt issuance costs	—	155,017
Liability related to sale of future royalties, net	315,454	—
Payable to collaborators, net of current portion	—	66,862
Deferred revenue, net of current portion	—	4,688
Total noncurrent liabilities	320,965	233,549
Commitments and contingencies
Stockholders’ equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 31,109,154 and 27,878,550 shares at December 31, 2020 and December 31, 2019, respectively	31	28
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 5,044,931 and 5,318,157 shares at December 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	1,375,640	967,317
Accumulated deficit	(958,245)	(710,493)
Total stockholders’ equity	417,431	256,857
Total liabilities and stockholders’ equity	$857,598	$682,420

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31
	2020	2019	2018
Collaboration revenue
License and milestone	$4,701	$25,276	$52,351
Other revenue	4,318	1,241	1,238
Total collaboration revenue	9,019	26,517	53,589
Expenses
Research and development	159,080	128,109	97,288
Reacquired license rights	—	124,398	—
General and administrative	75,128	58,298	32,748
Depreciation	1,136	932	431
Total expenses	235,344	311,737	130,467
Other income (expense), net	(43,914)	(4,942)	(3,642)
Loss before taxes on income	(270,239)	(290,162)	(80,520)
Benefit from (provision for) taxes on income	22,487	(8)	(26)
Net loss	$(247,752)	$(290,170)	$(80,546)
Net loss per share—basic and diluted	$(7.35)	$(9.54)	$(2.91)
Weighted-average number of common shares used in net loss per share basic and diluted	33,709,480	30,414,203	27,701,783

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock A		Common Stock B		Additional Paid-In	Shareholder Notes	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance at January 1, 2018	19,975,340	$20	6,166,166	$7	$190,145	$(2)	$(337,143)	$(146,973)
Compensation expense related to stock-based compensation	—	—	—	—	10,550	—	—	10,550
Exercise of options	—	—	137,352	—	1,885	—	—	1,885
Proceeds from payments of shareholder promissory notes	—	—	—	—	6	2	—	8
Public offering of common stock, net of offering costs	3,450,000	3	—	—	232,866	—	—	232,869
Conversion of common stock Class B to Class A	575,343	1	(575,343)	(1)	—	—	—	—
Adoption of new accounting guidance	—	—	—	—	—	—	(2,634)	(2,634)
Net loss	—	—	—	—	—	—	(80,546)	(80,546)
Balance at December 31, 2018	24,000,683	$24	5,728,175	$6	$435,452	$—	$(420,323)	$15,159
Compensation expense related to stock-based compensation	—	—	—	—	26,381	—	—	26,381
Exercise of options	—	—	707,849	—	13,445	—	—	13,445
Public offering of common stock, net of offering costs	2,760,000	3	—	—	491,932	—	—	491,935
Conversion of common stock Class B to Class A	1,117,867	1	(1,117,867)	(1)	—	—	—	—
Other shareholder transactions	—	—	—	—	107	—	—	107
Net loss	—	—	—	—	—	—	(290,170)	(290,170)
Balance at December 31, 2019	27,878,550	$28	5,318,157	$5	$967,317	$—	$(710,493)	$256,857
Compensation expense related to stock-based compensation	—	—	—	—	57,633	—	—	57,633
Exercise of options	—	—	616,585	1	17,819	—	—	17,820
Public offering of common stock, net of offering costs	2,000,000	2	—	—	277,473	—	—	277,475
Issuance of Common Stock	340,793	—	—	—	55,398	—	—	55,398
Conversion of common stock Class B to Class A	889,811	1	(889,811)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	(247,752)	(247,752)
Balance at December 31, 2020	31,109,154	$31	5,044,931	$5	$1,375,640	$—	$(958,245)	$417,431

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31
	2020	2019	2018
Operating activities
Net loss	$(247,752)	$(290,170)	$(80,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,136	932	431
Amortization of debt issuance costs and imputed interest	7,545	1,374	888
Non-cash interest expense on liability related to sale of future royalty	21,884	—	—
Stock-based compensation expense	57,633	26,381	10,550
Loss on extinguishment of debt	11,183	—	1,007
Gain on lease termination	(1,286)	—	—
Changes in operating assets and liabilities:
Income tax receivable and payable	(22,217)	—	—
Prepaid expenses and other current assets and other assets	222	(59)	(1,134)
Accounts payable	2,879	(2,114)	1,955
Accrued direct research, other current and long-term liabilities	1,134	11,975	4,417
Payable to collaborators	(150,000)	216,862	—
Deferred revenue	(4,701)	(216,332)	(21,351)
Net cash used in operating activities	(322,340)	(251,151)	(83,783)
Investing activities
Purchases of property and equipment	(927)	(2,673)	(679)
Net cash used in investing activities	(927)	(2,673)	(679)
Financing activities
Proceeds from issuance of common stock	333,278	492,453	233,496
Payments on deferred offering costs	(405)	(71)	(627)
(Payments) proceeds on/from long-term debt	(167,170)	75,000	60,000
Payments on deferred issuance costs	—	(576)	(2,290)
Exercise of options	17,820	13,445	1,885
Proceeds from sale of future royalties, net	293,570	107	8
Net cash provided by financing activities	477,093	580,358	292,472
Net increase in cash and cash equivalents	153,826	326,534	208,010
Cash and cash equivalents at beginning of year	664,324	337,790	129,780
Cash and cash equivalents at end of period	$818,150	$664,324	$337,790
Supplemental disclosure of cash flows:
Cash paid for interest	$8,021	$8,207	$4,741
Supplemental disclosure of non-cash activity:
Accrued deferred offering cost	$102	$447	$—
Right-of-use assets obtained in exchange for lease obligations	$4,756	$9,068	$—
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$2,431	$302	$492

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

1. Description of Business

The Company’s mission is to identify, develop, and commercialize innovative therapies that change patients’ lives for the better.  The Company focuses on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  The Company’s lead programs are in rare forms of chronic kidney disease (CKD) and a rare neurological disease.  The Company announced positive topline data from registrational trials for both of its lead product candidates, bardoxolone methyl (bardoxolone) in patients with CKD caused by Alport syndrome and omaveloxolone in patients with a neurological disorder called Friedreich’s ataxia (FA).  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, the Company believes bardoxolone and omaveloxolone, and our next-generation Nrf2 activators have many potential clinical applications.  Reata possesses exclusive, worldwide rights to develop, manufacture and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (KKC).

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment.  Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles.  If impairments are identified, assets are written down to their estimated fair value.  The Company has not recognized any impairment charges in 2020, 2019, and 2018.

Liability Related to Sale of Future Royalties

On June 24, 2020, the Company closed on the Development and Commercialization Funding Agreement with an affiliate of Blackstone Life Sciences, LLC (BXLS), which provided funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease (ADPKD), and certain other rare CKD indications in return for future royalties (the Development Agreement).  The Company accounted for the Development Agreement as a sale of future revenues resulting in a debt classification, primarily because the Company has significant continuing involvement in generating the future revenue on which the royalties are based.  The debt will be amortized under the effective interest rate method and, accordingly, the Company is recognizing non-cash interest expense over the estimated term of the Development Agreement.  The liability related to sale of future royalties, and the debt amortization, are based on the Company’s current estimate of future royalties expected to be paid over the estimated term of the Development Agreement.  The Company will periodically assess the expected royalty payments and, if materially different than its previous estimate, will prospectively adjust and recognize the related non-cash interest expense.  The transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Development Agreement.  For a complete discussion of accounting for Development Agreement see, Note 6, Liability Related to Sale of Future Royalties of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

The Company has determined the fair value of the liability related to the sale of future royalties is based on the Company’s current estimates of future royalties expected to be paid to BXLS, over the life of the arrangement, which are considered Level 3.  For a complete discussion of accounting for the Development Agreement see, Note 6, Liability Related to Sale of Future Royalties of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Revenue Recognition

The Company’s revenue to date has been generated primarily from licensing fees received under its collaborative licensing agreements with AbbVie Inc. (AbbVie) and KKC and reimbursements for expenses from KKC.  The terms of the agreements include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.

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

Acquired License Rights

All acquired license and sublicense costs that are in-process research and development (the IPR&D), which were acquired directly in a transaction other than a business combination that does not have an alternative future use, are expensed as incurred.  For a complete discussion of accounting for reacquisition of license rights in 2019, see Note 3, Collaboration Agreements.

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

In December 2017, the Company and KKC entered into the Third Supplement to the KKC Agreement, which allows the Company to begin a portion of the registrational CARDINAL trial in Japan, for which KKC has reimbursed costs incurred of $3.0 million as of the end of December 31, 2020.  The Company deemed that this was not a material modification to the KKC Agreement because no payment terms or deliverables were changed.  The Company’s expenses were reduced by $0.5 million, and $2.0 million for KKC’s share of the study costs for twelve months ended December 31, 2019, and 2018, respectively.

The Company bases its expense accruals related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on its behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows.  Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.  In accruing costs, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period.  Included within total accrued direct research liabilities is $13.0 million, which was accrued but unbilled, as of December 31, 2020.  If the Company does not identify costs that it has begun to incur or if the Company underestimates or overestimates the level of services performed or the costs of these services, its actual expenses could differ from its estimates.

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

Stock option and restricted stock awards have been granted or sold at fair value to nonemployees, in connection with research and consulting services provided to the Company, and to employees, under its LTIP Plan or stand-alone agreements.  Equity awards generally vest over terms of four or five years.  For employees, stock-based compensation expense is recorded ratably through the vesting period for each stock option or tranche of restricted stock award.  For performance-based awards, the Company evaluates the probability of the number of shares that are expected to vest and adjusts compensation expense to reflect the number of shares expected to vest and the cumulative vesting period met to date.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes.  The Company recognizes a tax benefit for uncertain tax positions if the Company believes it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position.  The Company evaluates uncertain tax positions after consideration of all available information.  As of December 31, 2020, the interest accrued related to provision uncertain tax positions was immaterial.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss).  The other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018 were immaterial.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  This update requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset.  This guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company adopted this standard on January 1, 2020 and its adoption did not have material impact to the Company’s consolidated financial statements and related disclosure.

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

3. Collaboration Agreements

KKC

In December 2009, the Company entered into the KKC Agreement for an exclusive license to develop and commercialize bardoxolone in the KKC Licensed Territory.  The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $35.0 million and additional development and commercial milestone payments.  As of December 31, 2020, the Company received $45.0 million related to regulatory development milestone payments from KKC and has the potential in the future to achieve another $52.0 million from six regulatory milestones and $140.0 million from four commercial milestones.  The Company also has the potential to achieve tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KKC in the KKC Licensed Territory.  The Company is participating on a joint steering committee with KKC to oversee the development and commercialization activities related to bardoxolone.  Any future milestones and royalties received are subject to mid to lower single digit percent declining tiered commissions to certain consultants as compensation for negotiations of the KKC Agreement.

The up-front payment and regulatory milestones are accounted for as a single unit of accounting.  Revenue is being recognized ratably through December 2021, which is the estimated period that is needed to complete the deliverables under the terms of the KKC Agreement.

The Company began recognizing revenue related to the up-front payment upon transfer of the license and technical knowledge of bardoxolone to KKC, which occurred in December 2009, and, accordingly, recognized $4.7 million, $4.7 million, and $24.7 million as collaboration revenue during the years ended December 31, 2020, 2019, and 2018, respectively.  As of December 31, 2020 and 2019, the Company recorded deferred revenue totaling $4.7 million and $9.4 million, respectively, of which $4.7 million and $4.7 million, respectively, is reflected as the current portion of deferred revenue.

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

In October 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement.  In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, of which $250.0 million has been paid as of December 31, 2020, with the remaining $80.0 million payable on November 30, 2021.  Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators.

The execution of the Reacquisition Agreement ended our performance obligations under the AbbVie Collaboration Agreement and included the write off of the remaining related deferred revenue balance, after which no further revenue was recognized.  Accordingly, there was no revenue recognized in 2020.  The Company recognized revenue related to the Collaboration Agreement totaling $20.6 million and $26.6 million during the twelve months ended December 31, 2019 and 2018, respectively.

Following the execution of the Reacquisition Agreement, the Company recorded current portion of payable to collaborators of $250.0 million and payable to collaborators, net of current portion of $80.0 million, at its present value of $65.5 million, with the remaining $14.5 million considered as imputed interest, which, using the effective interest rate of 9.8% calculated in accordance with ASC 835-30, Interest—Imputation of Interest, is recognized ratably as interest expense until the payment due date of November 30, 2021.  The Company also recorded reacquired license rights expense of $124.4 million, which included $330.0 million in reacquired costs of license rights that was offset by $14.5 million of imputed interest and $191.1 million in deferred revenue balance remaining under the Collaboration Agreement, for which the Company has no further performance obligations.

The Company recognized interest expense related to the Reacquisition Agreement of $6.5 million and $1.4 million, during the twelve months ended December 31, 2020 and 2019, respectively.  As of December 31, 2020, the Company’s payable to collaborators is $80.0 million, at present value of $73.4 million.

4. Other Income (Expense), Net

	Years Ended December 31
	2020	2019	2018
Other income (expense), net
Investment income	$2,769	$6,248	$3,541
Interest expense	(14,895)	(11,197)	(6,176)
Non-cash interest expense on liability related to sale of future royalty	(21,884)	—	—
Other income (expense)	(9,904)	7	(1,007)
Total other income (expense), net	$(43,914)	$(4,942)	$(3,642)

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

For twelve months ended December 31, 2020, the Company recognized a loss $11.2 million on the extinguishment of debt and a gain of $1.3 million in connection with the sublease termination of its office in Plano, Texas.  For a complete discussion of the loss on extinguishment of debt and gain on sublease termination, see Note 5, Term Loan, and Note 8, Leases of Notes of Consolidated Financial Statements contained in this Annual Report on Form 10-K, respectively.

5. Term Loan

In October 2019, the Company entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the Amended Restated Loan Agreement).  Under the Amended Restated Loan Agreement, the Term A Loan principal amount was $80.0 million, and the Term B Loan availability was increased from $45.0 million to $75.0 million (collectively with the Term A Loan, the Term Loans). In December 2019, the Company borrowed $75.0 million under the Term B Loan resulting in a principal balance of the Term Loans of $155.0 million.

On June 24, 2020, the Company paid off the total outstanding balance of the Term Loans prior to the maturity date.  The payoff consisted of (i) the outstanding principal balance of $155.0 million, (ii) exit fees of $6.7 million, which has been partially accrued up to the date of repayment, (iii) prepayment fees of $5.4 million, and (iv) accrued and unpaid interest of $1.0 million.  At the time of payoff, all liabilities and obligations under the Amended Restated Loan Agreement were terminated.  In connection with the payoff of the Term Loans, the Company recorded a loss on extinguishment of debt of $11.2 million in the nine months ended December 31, 2020.

6. Liability Related to Sale of Future Royalties

On June 24, 2020, the Company closed on the Development Agreement with BXLS that provides funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, ADPKD, and certain other rare CKD indications.  The Development Agreement included a $300.0 million payment by an affiliate of BXLS in return for various percentage royalty payments on worldwide net sales of bardoxolone, once approved in the United States or certain specified European countries, by Reata and its licensees, other than KKC.  The royalty percentage will initially be in the mid-single digits and, in future years, can vary between higher-mid single digit percentages to low-single digit percentages depending on various milestones, including indication approval dates, cumulative royalty payments, and cumulative net sales.  The Company is obligated to make certain minimum cumulative payment amounts in 2025 through 2033, but only until BXLS has achieved certain internal rate of return target.  Pursuant to the Development Agreement, we have granted BXLS a security interest in substantially all of our assets.

In addition, concurrent with the Development Agreement, the Company entered into a common stock purchase agreement (Purchase Agreement) with affiliates of BXLS to sell an aggregate of 340,793 shares of the Company’s Class A common stock at $146.72 per share for a total of $50.0 million.

The Company concluded that there were two units of accounting for the consideration received, comprised of the liability related to the sale of future royalties and the common shares.  The Company allocated the $300.0 million from the Development Agreement and $50.0 million from the Purchase Agreement between the two units of accounting on a relative fair value basis at the time of the transaction.  The Company allocated $294.5 million, which includes $0.8 million in transaction costs incurred, in transaction consideration to the liability, and $55.5 million to the common shares.  The Company determined the fair value of the common shares based on the closing stock price on the June 24, 2020, the closing date of the Development Agreement.  The effective interest rate under the Development Agreement, including transaction costs, is 13.8%.

The following table shows the activity within the liability related to sale of future royalties for the twelve months ended December 31, 2020:

Liability Related to Sale of Future Royalties
(in thousands)
Transaction date balance	$294,454
Non-cash interest expense recognized	21,851
Balance at December 31, 2020	316,305
Less: Unamortized transaction cost	(851)
Carrying value at December 31, 2020	$315,454

7. Property and Equipment

Property and equipment consisted of the following as of December 31(in thousands):

	2020	2019
Computer equipment and software	$3,306	$3,031
Laboratory equipment	5,404	5,049
Office furniture	1,990	1,993
Office and other equipment	412	418
Leasehold improvements	7,829	5,656
Manufacturing equipment	163	118
	19,104	16,265
Less: accumulated depreciation and amortization	(14,192)	(13,269)
Property and equipment, net	$4,912	$2,996

8. Leases

The Company headquarters is located in Plano, Texas, where it leases approximately 122,000 square feet of office space. On September 2, 2020, the Company’s sublease agreement for its offices in Plano, Texas (the Sublease Agreement), was terminated due to the bankruptcy filing of its lessor.  In connection with the termination, the Company was relieved from its obligations under the Sublease Agreement and derecognized the right-of-use asset of $5.7 million and operating lease liabilities of $6.5 million as of December 31, 2020, which resulted in a gain on lease termination of $1.3 million recorded in the year ended December 31, 2020.  On October 1, 2020, the Company entered into a lease agreement with the owner of its offices in Plano, Texas (the Plano Lease Agreement), with lease terms extending through June 30, 2022 with an option to renew up to three months.  The Company recorded approximately $4.8 million as a right-of-use asset and operating lease liabilities.

The Company leases additional office and laboratory space of approximately 34,890 square feet located in Irving, Texas, with lease terms extending through April 30, 2022 with an option to renew up to four successive three-month periods.

The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities in the consolidated statements of cash flows.  For the year ended December 31, 2020, 2019, and 2018, the Company recorded total rent expense of $3.4 million, $3.4 million, and $0.6 million respectively.

Supplemental balance sheet and other information related to the Company’s operating leases is as follows:

		As of December 31,
	Balance Sheet Classification	2020	2019
		(in thousands, except for years and %)
Non-current right-of-use assets	Other assets	$5,208	$9,068
Current lease liabilities	Other current liabilities	$2,841	$3,156
Non-current lease liabilities	Other long-term liabilities	$2,482	$6,982

Weighted-average remaining lease term		1.8	2.8
Weighted-average discount rate		8.2%	9.6%

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of December 31, 2020
(in thousands)
2021	3,166
2022	2,570
Total lease payments	5,736
Less: Imputed interest	(413)
Present value of lease liabilities	$5,323

The Company has an additional lease of a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years.  The Company entered into the lease agreement on October 2019 (the 2019 Lease Agreement), and at the Company’s option, it may renew the lease for two consecutive five-year renewal periods or one ten-year renewal period.  The Company does not have control of the space or the construction prior to completion of construction.  Therefore, no right-of-use or lease liabilities were recorded in connection with the 2019 Lease Agreement as of December 31, 2020.  Under the First Amendment to the Lease Agreement executed in May 2020, the landlord will fund the Company’s leasehold improvements up to $31.3 million, of which the Company has recorded a leasehold incentive obligation of $2.4 million as other long-term liabilities as of December 31, 2020.  The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million, which may increase in certain circumstances.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, the Company will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

9. Income Taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and to provide assistance to individuals, families, and businesses affected by COVID-19.  Accordingly, under its provisions, for the twelve months ended December 31, 2020, the Company recognized a tax benefit and receivable of $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year, which had previously been fully reserved by its valuation allowance, to generate a refund.

The following table reconciles the Company’s effective income tax rate from continuing operations to the federal statutory tax rate of 21%:

	2020	2019	2018
U.S. federal income taxes	21%	21%	21%
Federal and state tax credits	12	8	12
Stock-based compensation	4	5	1
NOL carryback rate differential	1	—	—
Foreign rate differential	(2)	—	—
Change in valuation allowance	(28)	(34)	(34)
Recorded federal income tax benefit	8%	—%	—%

Deferred tax assets and liabilities reflect the net effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Federal and state tax credits	$87,056	$54,559
Net operating loss	68,936	96,194
Accrued royalties	66,389	—
Intellectual property	62,838	67,384
Stock-based compensation	15,158	7,741
Deferred revenue	987	1,976
Other	2,529	2,684
Deferred tax assets before valuation allowance	303,893	230,538
Less: Valuation allowance	(300,888)	(226,261)
Net deferred income tax assets	3,005	4,277
Deferred tax liabilities:
Deferred purchase price	(1,127)	(1,972)
Right-of-use assets	(1,096)	(1,908)
Other	(659)	(397)
Net deferred tax assets	$123	$—

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences.  For the majority of its deferred tax assets, the Company cannot currently conclude that it is more likely than not that they will be utilized.  Therefore, the Company has recorded valuation allowances against these deferred tax assets for 2020.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.  The valuation allowance increased by $74.6 million and $98.5 million in 2020 and 2019, respectively.

As of December 31, 2020, the Company had United States federal accumulated net operating losses of $300.9 million of which $0.4 million are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382).  The Company has United States federal accumulated net operating losses of $120.4 million expiring between fiscal years 2023 and 2037, of which $120.0 million begin expiring in 2036.  Under the 2017 Tax Act, the remaining $180.5 million will be carried forward indefinitely but is limited to 80% of our taxable income.  As of December 31, 2020, the Company had net operating losses in Switzerland of $44.6 million expiring in 2027.

As of December 31, 2020, the Company has federal orphan drug tax credit and federal and state research and development tax credit carryforwards of $62.3 million and $24.7 million, which expire between fiscal years 2024 and 2040.

The Company's federal income tax returns for 2013, and 2017 through 2019 remain open to examination by the IRS.

10. Patents

Business intellectual property protection is critical to the Company’s ability to successfully commercialize its product innovations.  The potential for litigation regarding the Company’s intellectual property rights always exists and may be initiated by third parties attempting to abridge the Company’s rights, as well as by the Company in protecting its rights.  There were no patent matters outstanding at December 31, 2020, 2019, or 2018.

11. Licenses

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

In July 2012, the Company amended the 2004 CDDO License Agreement, which provides, among other terms, that the Company will pay to the licensors a low single-digit royalty on net sales of certain Nrf2 activator compounds, including omaveloxolone, that are claimed in certain patents and patent applications that are wholly owned by or licensed to the Company.

In January 2009, the Company filed a patent application claiming the use of bardoxolone and related compounds in treating CKD, endothelial dysfunction, cardiovascular disease, and related disorders.  Several of the original inventors of these compounds at an academic institution were named as co-inventors on this application, along with several company employees.  Consequently, the Company and the academic institution are co-owners of this patent application.  In December 2009, the Company entered into an agreement with the academic institution that provides the Company with an exclusive worldwide license to the academic institution’s rights in these applications and any resulting patents.  The Company agreed to pay a limited super-royalty on product sales that occur during the effective term of the original patents, a royalty on product sales that occur after the effective term of the original patents, a sublicense fee, an annual license fee, and various milestone fees.  In February 2019, the Company paid a milestone fee of $0.1 million related to achievement of a milestone under the agreement.

Other Technologies

As of the end of 2020, the Company has an exclusive technology and patent license agreement with the University of Kansas for certain patents and patent applications related to small molecule modulators of heat shock proteins, including RTA 901.  The Company has the right to sublicense this patent.  In the event of a sublicense, the terms of the contract require the Company to pay the licensors sublicense fees based on a percentage of total compensation received that varies depending on the phase of development of a drug candidate as of the time of the sublicense.  The Company paid non-refundable license issue fees and agreed to pay royalties on net sales of any products developed as a result of the license, annual license fees, various milestone fees, including reimbursement of sunk-in patent expenses, and fees for sponsored research performed by the University of Kansas as consideration for the license.

12. Convertible Preferred Stock

Under our Thirteenth Amended and Restated Certificate of Incorporation, the Company has 100,000,000 undesignated shares of convertible preferred stock.  As of December 31, 2020 and 2019, there were no shares of convertible preferred stock issued and outstanding.

13. Stock-Based Compensation

The Second Amended and Restated Long Term Incentive Plan (the LTIP Plan) provides for awards of restricted stock units, both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other incentive awards and rights to purchase shares of the Company’s common stock.  As of December 31, 2020, a total of 2,771,005 shares of common stock are reserved for future grant under the LTIP Plan.  As of December 31, 2020, 108,551 shares of restricted stock units and options to purchase 4,306,269 shares have been granted and are outstanding under the LTIP Plan and standalone option agreements.

The Company recognizes stock-based compensation expense for awards with service-based vesting conditions as an expense using the straight-line method. In the case of performance-based awards, compensation expense is recognized for awards when achievement of the underlying performance-based targets become probable, which have typically been in the same period as when the targets are achieved.

The following table summarizes time-based and performance-based stock compensation expense reflected in the consolidated statements of operations (in thousands):

	Years Ended December 31
	2020	2019	2018
Research and development	$28,114	$8,692	$3,943
General and administrative	29,519	17,689	6,607
	$57,633	$26,381	$10,550

Restricted Stock Units (RSUs)

RSUs, including service-based and performance-based awards, were granted under the LTIP Plan. The fair value of these RSUs is equal to the closing price of the Company’s common stock at the date of grant multiplied by the number of shares subject to the RSU awards with forfeitures accounted for as they occur.  The vesting is subject to the satisfaction of service requirements or the satisfaction of achieving certain performance targets.

The following table summarizes RSUs as of December 31, 2020, and changes during the year ended December 31, 2020 under the LTIP Plan agreements:

	Number RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	50,000	$72.70
Granted	59,626	152.28
Vested	—	—
Forfeited	(1,075)	161.15
Outstanding at December 31, 2020	108,551	$115.54

As of December 31, 2020, total unrecognized compensation expense of $6.3 million related to RSU awards is expected to be recognized over a weighted average of 3.6 years, which excludes 61,500 shares of unvested performance-based RSUs that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $5.2 million.

Stock Options

Stock options, including service-based and performance-based awards, were granted under the LTIP Plan.  The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements' satisfaction or achieving certain performance targets.  The Company accounts for forfeitures when they occur.

The following table summarizes stock option activity as of December 31, 2020, and changes during the years ended December 31, 2020, under the LTIP Plan and standalone option agreements:

	Number of Options	Weighted- Average Price
Outstanding at January 1, 2020	4,038,949	$41.24
Granted	1,081,124	196.96
Exercised	(616,585)	28.90
Forfeited	(195,094)	97.58
Expired	(2,125)	207.20
Outstanding at December 31, 2020	4,306,269	$79.47
Exercisable at December 31, 2020	2,197,015	$44.50

As of December 31, 2020, total unrecognized compensation expense of $110.4 million related to stock options is expected to be recognized over a weighted average of 2.74 years, which excludes the unvested performance-based stock options that were deemed not probable of vesting as of December 31, 2020 of 288,000 shares with unrecognized stock-based compensation expense of $34.1 million.

At December 31, 2020, 4,306,269 stock options are fully vested or are expected to vest and have a weighted-average outstanding term of 7.40 years and a weighted-average exercise price of $79.47. Exercisable stock options have a weighted-average outstanding term of 6.49 years.

The total intrinsic value (the difference between market value and exercise prices of in-the-money options) of all outstanding options at December 31, 2020, 2019, and 2018, was $269.4 million, $659.3 million, and $115.8 million, respectively.  The total intrinsic value of exercisable options at December 31, 2020, 2019, and 2018, was $185.7 million, $305.0 million, and $56.9 million, respectively.  In 2020, 2019, and 2018, 616,585, 707,849, and 137,352 options were exercised, respectively.  The total intrinsic value of options exercised was $68.6 million, $79.4 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.  For the year ended December 31, 2020 we received $17.8 million in cash from stock option exercises.

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

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31
	2020	2019	2018
Dividend yield	—%	—%	—%
Volatility	73.46%	73.73%	72.77%
Risk-free interest rate	1.44%	2.18%	2.79%
Expected term of options (in years)	5.86	6.23	6.35
Weighted average grant date fair value	$196.96	$69.76	$38.14

Expected volatility is based on the Company’s own historical volatility since its IPO and benchmarked public companies during fiscal years 2020, 2019 and 2018.  The risk-free interest rate, ranging from 0.15% to 1.71% during the year ended December 31, 2020, is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.  The expected term of options represents the weighted-average period of time that options granted are expected to be outstanding based on historical data.

14. Employee Benefit Plans

In 2010, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees (the Plan).  The Plan is administered under the “safe harbor” provision of ERISA.  Under the Plan, an eligible employee may elect to contribute a percentage of their salary on a pre-tax basis, subject to federal statutory limitations.  Beginning in January 2019, the Company implemented a discretionary employer matching contribution of $1.00 for every $1.00 contributed by a participating employee up to $5,000 and $3,500 for the year ended December 31, 2020 and 2019, respectively, which such matching contributions becoming fully vested after four years of service. The Company recorded expense of $1.1 million and $0.4 million for the year ended December 31, 2020 and 2019, respectively, which includes the Company’s contributions and administrative costs.

15. Commitments and Contingencies

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

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal.  Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2020.

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

16. Net Loss per Share

The computation of basic and diluted net loss income per share attributable to common stockholders of the Company for the years ended December 31 is summarized in the following table:

	2020	2019	2018
Numerator
Net loss (in thousands)	$(247,752)	$(290,170)	$(80,546)
Denominator
Weighted-average number of common shares used in net loss per share – basic	33,709,480	30,414,203	27,701,783
Dilutive potential common shares	—	—	—
Weighted-average number of common shares used in net loss per share – diluted	33,709,480	30,414,203	27,701,783
Net loss per share – basic	$(7.35)	$(9.54)	$(2.91)
Net loss per share – diluted	$(7.35)	$(9.54)	$(2.91)

The number of weighted average options and RSUs that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,414,820, 4,088,949, and 3,320,571 shares for the years ended 2020, 2019, and 2018, respectively.

17. Selected Quarterly Financial Data

The following table contains quarterly financial information for 2020 and 2019.  The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period (in thousands except per share data).

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total collaboration revenue	$1,353	$3,073	$1,401	$3,192
Total expenses	68,718	53,667	55,786	57,173
Total other income (expense)	(3,814)	(16,990)	(11,164)	(11,946)
Benefit from (provision for) taxes on income	22,240	3	93	151
Net loss	$(48,939)	$(67,581)	$(65,456)	$(65,776)
Net loss per share – basic and diluted	$(1.47)	$(2.03)	$(1.94)	$(1.90)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total collaboration revenue	$7,770	$7,833	$8,242	$2,672
Total expenses	36,322	41,492	46,820	187,103
Total other income (expense)	(600)	(701)	(1,078)	(2,563)
Benefit from (provision for) taxes on income	(2)	(20)	(38)	52
Net loss	$(29,154)	$(34,380)	$(39,694)	$(186,942)
Net loss per share – basic and diluted	$(0.98)	$(1.14)	$(1.32)	$(5.91)

18. Subsequent Events

On January 4, 2021, the Company awarded 451,638 options to purchase shares of common stock time-based awards, vesting in equal installments quarterly over four years, and 238,896 performance-based restricted stock, vesting in equal installments annually or quarterly over approximately three years, upon meeting performance conditions.