Form 10-Q
period 2021-03-31
REATA PHARMACEUTICALS INC
filed 2021-05-06
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 31,368,320 shares of Class A common stock, $0.001 par value per share, and 4,909,492 shares of Class B common stock, $0.001 par value per share, outstanding.

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

•	the success of competing therapies that are or may become available;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations (CROs), contract manufacturing organizations, suppliers, and distributors;
•	our ability to maintain and establish collaborators with development, regulatory, and commercialization expertise;
•	our ability to attract and retain key scientific or management personnel;
•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our expectations related to the use of our available cash;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress, and results of future preclinical studies and clinical trials, and our research and development programs;
•	the impact of governmental laws and regulations and regulatory developments in the United States and foreign countries;
•	developments and projections relating to our competitors and our industry;
•	the impact of the coronavirus disease (COVID-19) on our clinical trials, our supply chain, and our operations; and
•

other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2021.

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

Abbreviated Term	Defined Term
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
AE	Adverse event
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATP	Adenosine triphosphate production
Bardoxolone	Bardoxolone methyl
BXLS	Blackstone Life Sciences, LLC
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CKD	Chronic kidney disease
COVID-19	Coronavirus disease
CRO	Contract research organization
DPNP	Diabetic peripheral neuropathic pain
eGFR	Estimated glomerular filtration rate
EMA	European Medicines Agency
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FASB	Financial Accounting Standards Board
FDA	United States Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GFR	Glomerular filtration rate
IgAN	IgA nephropathy
ITT	Intent to treat
KKC	Kyowa Kirin Co., Ltd.
MAA	Marketing Authorization Application
mFARS	Modified Friedreich’s Ataxia Rating Scale
mITT	Modified ITT
NDA	New Drug Application
PAH	Pulmonary arterial hypertension
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetic
Registrational trial

An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required

RSU	Restricted Stock Unit
SAE	Serious adverse event
SEC	U.S. Securities and Exchange Commission
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD
UACR	Urinary albumin-to-creatinine ratio

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$777,624	$818,150
Prepaid expenses and other current assets	5,646	6,960
Income tax receivable	22,250	22,228
Total current assets	805,520	847,338
Property and equipment, net	4,922	4,912
Other assets	4,642	5,348
Total assets	$815,084	$857,598
Liabilities and stockholders’ equity
Accounts payable	8,255	4,790
Accrued direct research liabilities	12,618	14,023
Other current liabilities	14,443	22,264
Payable to collaborators	75,150	73,437
Deferred revenue	3,893	4,688
Total current liabilities	114,359	119,202
Other long-term liabilities	5,013	5,511
Liability related to sale of future royalties, net	326,379	315,454
Total noncurrent liabilities	331,392	320,965
Commitments and contingencies
Stockholders’ equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 31,360,256 and 31,109,154 at March 31, 2021 and December 31, 2020, respectively	31	31
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 4,909,554 and 5,044,931 at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,394,997	1,375,640
Accumulated deficit	(1,025,700)	(958,245)
Total stockholders’ equity	369,333	417,431
Total liabilities and stockholders’ equity	$815,084	$857,598

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31
	2021	2020
Collaboration revenue
License and milestone	$795	$1,169
Other revenue	149	184
Total collaboration revenue	944	1,353
Expenses
Research and development	34,880	47,653
General and administrative	20,704	20,787
Depreciation	274	278
Total expenses	55,858	68,718
Other income (expense), net	(12,556)	(3,814)
Loss before taxes on income	(67,470)	(71,179)
Benefit from (provision for) taxes on income	15	22,240
Net loss	$(67,455)	$(48,939)
Net loss per share—basic and diluted	$(1.86)	$(1.47)
Weighted-average number of common shares used in net loss per share basic and diluted	36,203,631	33,222,085

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Three Months Ended March 31, 2021
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	31,109,154	$31	5,044,931	$5	$1,375,640	$(958,245)	$417,431
Net loss	—	—	—	—	—	(67,455)	(67,455)
Compensation expense related to stock options	—	—	—	—	14,679	—	14,679
Exercise of options	—	—	112,423	—	4,678	—	4,678
Issuance of common stock upon vesting of restricted stock units	—	—	3,302	—	—	—	—
Conversion of common stock Class B to Class A	251,102	—	(251,102)	—	—	—	—
Balance at March 31, 2021	31,360,256	$31	4,909,554	$5	$1,394,997	$(1,025,700)	$369,333

	Three Months Ended March 31, 2020
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	27,878,550	$28	5,318,157	$5	$967,317	$(710,493)	$256,857
Net loss	—	—	—	—	—	(48,939)	(48,939)
Compensation expense related to stock options	—	—	—	—	19,307	—	19,307
Exercise of options	—	—	40,216	—	1,422	—	1,422
Conversion of common stock Class B to Class A	288,102	—	(288,102)	—	—	—	—
Balance at March 31, 2020	28,166,652	$28	5,070,271	$5	$988,046	$(759,432)	$228,647

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31
	2021	2020
Operating activities
Net loss	$(67,455)	$(48,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	274	278
Amortization of debt issuance costs and imputed interest	1,714	489
Non-cash interest expense on liability related to sale of future royalty	10,925	—
Stock-based compensation expense	14,679	19,307
Changes in operating assets and liabilities:
Income tax receivable and payable	(22)	(22,218)
Prepaid expenses and other current assets and other assets	1,330	809
Accounts payable	3,629	10,668
Accrued direct research, other current and long-term liabilities	(9,290)	(1,976)
Payable to collaborators	—	1,578
Deferred revenue	(795)	(1,169)
Net cash used in operating activities	(45,011)	(41,173)
Investing activities
Purchases of property and equipment	(193)	(85)
Net cash used in investing activities	(193)	(85)
Financing activities
Exercise of options	4,678	1,422
Net cash provided by financing activities	4,678	1,422
Net decrease in cash and cash equivalents	(40,526)	(39,836)
Cash and cash equivalents at beginning of year	818,150	664,324
Cash and cash equivalents at end of period	$777,624	$624,488
Supplemental disclosures
Cash paid for interest	$—	$3,174
Non-cash activity:
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$2,523	$1,398

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

The Company’s mission is to identify, develop, and commercialize innovative therapies that change patients’ lives for the better.  The Company focuses on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  The Company’s lead programs are in rare forms of chronic kidney disease (CKD) and a rare neurological disease.  The Company announced positive topline data from registrational trials for both of its lead product candidates, bardoxolone methyl (bardoxolone) in patients with CKD caused by Alport syndrome and omaveloxolone in patients with a neurological disorder called Friedreich’s ataxia (FA).  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, the Company believes bardoxolone, omaveloxolone, and our next-generation Nrf2 activators have many potential clinical applications.  Reata possesses exclusive, worldwide rights to develop, manufacture, and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (KKC).

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  The consolidated balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.  The FASB issued this update as part of its Simplification Initiative to improve areas of U.S. GAAP and reduce cost and complexity while maintaining usefulness.  The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items.  ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020.  The Company adopted this standard on January 1, 2021 and its adoption did not have material impact to the Company’s consolidated financial statements and related disclosure.

3. Collaboration Agreements

KKC

In December 2009, the Company entered into an exclusive license with KKC (the KKC Agreement) to develop and commercialize bardoxolone in the licensed territory.  The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $35.0 million and additional development and commercial milestone payments.  As of March 31, 2021, the Company has received $45.0 million related to regulatory development milestone payments from KKC and has the potential in the future to achieve another $52.0 million from six regulatory milestones and $140.0 million from four commercial milestones. The Company also has the potential to achieve tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KKC in the licensed territory.  The Company is participating on a joint steering committee with KKC to oversee the development and commercialization activities related to bardoxolone.  Any future milestones and royalties received are subject to mid to lower single digit percent declining tiered commissions to certain consultants as compensation for negotiations of the KKC Agreement.

The up-front payment and regulatory milestones are accounted for as a single unit of accounting. The Company regularly evaluates its remaining performance obligation under the KKC Agreement. Accordingly, revenue may fluctuate from period to period due to changes to its estimated performance obligation period and variable considerations.  The Company began recognizing revenue related to the up-front payment upon execution of the KKC Agreement.

In March 2021, the Company's performance obligation period under the KKC Agreement was extended to June 2022, which decreased revenue by approximately $0.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.  The Company recognized collaboration revenue totaling approximately $0.8 and $1.2 million during each of the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021, the Company recorded deferred revenue totaling approximately $3.9 million, which is reflected as the current portion of deferred revenue.

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

In October 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement.  In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, of which total payments of $250.0 million have been made as of March 31, 2021, with the remaining $80.0 million payable on November 30, 2021.  Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators.

The execution of the Reacquisition Agreement ended our performance obligations under the Collaboration Agreement and included the write off of the remaining related deferred revenue balance, after which no further revenue was recognized.  Accordingly, there was no revenue recognized in 2020.

The Company recognized interest expense related to the Reacquisition Agreement of approximately $1.7 million and $1.6 million, during the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021, the Company’s payable to collaborators was $80.0 million, with a present value of $75.2 million.

4. Term Loan

On October 9, 2019, the Company entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the Amended Restated Loan Agreement), under which it borrowed $155.0 million as of December 20, 2019.  On June 24, 2020, the Company paid off the total outstanding balance of the term loans under the Amended Restated Loan Agreement (Term Loans) prior to the maturity date.  The payoff consisted of (i) the outstanding principal balance of $155.0 million, (ii) exit fees of $6.7 million, which has been partially accrued up to the date of repayment, (iii) prepayment fees of $5.4 million, and (iv) accrued and unpaid interest of $1.0 million.  At the time of payoff, all liabilities and obligations under the Amended Restated Loan Agreement were terminated. The Company recognized approximately $0 and $5.9 million in interest expense for three months ended March 31, 2021 and 2020, respectively.

5. Liability Related to Sale of Future Royalties

On June 24, 2020, the Company closed on the Development and Commercialization Funding Agreement with an affiliate of Blackstone Life Sciences, LLC (BXLS), which provides funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease, and certain other rare CKD indications in return for future royalties (the Development Agreement).  The Development Agreement includes a $300.0 million payment by an affiliate of BXLS in return for various percentage royalty payments on worldwide net sales of bardoxolone, once approved in the United States or certain specified European countries, by Reata and its licensees, other than KKC.  The royalty percentage will initially be in the mid-single digits and, in future years, can vary between higher-mid single digit percentages to low-single digit percentages depending on various milestones, including indication approval dates, cumulative royalty payments, and cumulative net sales.  Pursuant to the Development Agreement, we have granted BXLS a security interest in substantially all of our assets.

In addition, concurrent with the Development Agreement, the Company entered into a common stock purchase agreement (the Purchase Agreement) with affiliates of BXLS to sell an aggregate of 340,793 shares of the Company’s Class A common stock at $146.72 per share for a total of $50.0 million.

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

The following table shows the activity within the liability related to sale of future royalties for the three months ended March 31, 2021:

Liability Related to Sale of Future Royalties
(in thousands)
Balance at December 31, 2020	$316,305
Non-cash interest expense recognized, net of transaction cost amortization	10,909
Balance at March 31, 2021	327,214
Less: Unamortized transaction cost	(835)
Carrying value at March 31, 2021	$326,379

6. Other Income (Expense), Net

	Three Months Ended
	March 31
	2021	2020
Other income (expense), net
Investment income	$80	$2,055
Interest expense	(1,714)	(5,869)
Non-cash interest expense on liability related to sale of future royalty	(10,925)	—
Other income (expense)	3	—
Total other income (expense), net	$(12,556)	$(3,814)

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

Other Income (Expense)

Other income (expense) consists primarily of gains and losses on foreign currency exchange.

7. Leases

The Company’s headquarters are located in Plano, Texas, where it leases approximately 122,000 square feet of office space.  On September 2, 2020, the Company’s sublease agreement for its offices in Plano, Texas, was terminated due to the bankruptcy filing of its lessor. On October 1, 2020, the Company entered into a lease agreement with the owner of its offices in Plano, Texas, with lease terms extending through June 30, 2022 and an option to renew up to three months.

The Company leases additional office and laboratory space of approximately 34,890 square feet located in Irving, Texas, with lease terms extending through April 30, 2022 with an option to renew up to four successive three-month periods.

The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities in the consolidated statements of cash flows. During the three months ended March 31, 2021, cash paid for amounts included for the measurement of lease liabilities was $0.8 million. During the three months ended March 31, 2021, the Company recorded operating lease expense of $0.8 million.

Supplemental balance sheet information related to the Company’s operating leases is as follows:

		As of March 31,
	Balance Sheet Classification	2021	2020
		(in thousands, except for years and %)
Non-current right-of-use assets	Other assets	$4,509	$8,369
Current lease liabilities	Other current liabilities	$2,905	$3,367
Non-current lease liabilities	Other long-term liabilities	$1,730	$6,107

Weighted-average remaining lease term (in years)		1.5	2.6
Weighted-average discount rate		8.1%	9.6%

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of March 31, 2021
(in thousands)
2021 (remaining nine months)	$2,376
2022	2,570
Total lease payments	4,946
Less: Imputed interest	(311)
Present value of lease liabilities	$4,635

The Company has an additional lease of a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years.  The Company entered into the lease agreement on October 15, 2019 (the 2019 Lease Agreement), and at the Company’s option, it may renew the lease for two consecutive five-year renewal periods or one ten-year renewal period.  The Company does not have control of the space or the construction prior to completion of construction.  Therefore, no right-of-use or lease liabilities were recorded in connection with the 2019 Lease Agreement as of March 31, 2021.  Under the First Amendment to the Lease Agreement executed in May 2020, the landlord will fund the Company’s leasehold improvements up to $31.3 million, of which the Company has recorded a leasehold incentive obligation of approximately $2.7 million as other long-term liabilities as of March 31, 2021.  The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million, which may increase in certain circumstances.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, the Company will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

8. Income Taxes

On March 27, 2020, the United States enacted the CARES Act.  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and to provide assistance to individuals, families, and businesses affected by COVID-19.  Accordingly, under its provisions, in March 2020, the Company recognized tax benefits and receivables totaling $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year, which had previously been fully reserved by its valuation allowance.  In April 2021, the Company received $2.9 million out of the $22.2 million of the income tax receivable as of March 31, 2021.

For the three months ended March 31, 2021, the Company’s effective tax rate was 0% compared to a benefit of 31.3% for the three months ended March 31, 2020.  The Company’s effective tax rate for the three months ended March 31, 2021 varies with the statutory rate primarily due to changes in the valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.  Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences.  The

Company has recorded valuation allowances against the majority of its deferred tax assets as of March 31, 2021, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

9. Stock-Based Compensation

The following table summarizes time-based and performance-based stock compensation expense reflected in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 31
	2021	2020
Research and development	$6,808	$11,516
General and administrative	7,871	7,791
Total stock compensation expense	$14,679	$19,307

Restricted Stock Units (RSUs)

The following table summarizes RSU activity as of March 31, 2021, under the Second Amended and Restated Long Term Incentive Plan (LTIP Plan) agreement:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	108,551	$115.54
Granted	260,408	121.46
Vested	(3,302)	212.12
Forfeited	(12,199)	128.19
Outstanding at March 31, 2021	353,458	$118.56

As of March 31, 2021, total unrecognized compensation expense related to RSU awards was approximately $8.1 million, which excludes 291,072 shares of unvested performance-based RSUs that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $33.1 million.

Stock Options

The following table summarizes stock option activity as of March 31, 2021, under the LTIP Plan and standalone option agreements:

	Number of Options	Weighted- Average Price
Outstanding at January 1, 2021	4,306,269	$79.47
Granted	697,538	123.39
Exercised	(112,423)	41.59
Forfeited	(94,271)	138.30
Expired	(30,727)	205.84
Outstanding at March 31, 2021	4,766,386	$84.81
Exercisable at March 31, 2021	2,282,312	$46.62

Stock-based compensation expense for the three months ended March 31, 2021, included accelerated recognition of expense of $1.4 million due to modifications of outstanding stock options as a result of employees who entered into consulting agreements at the termination of employment, which were considered to be non-substantive services.

As of March 31, 2021, total unrecognized compensation expense related to stock options was approximately $125.5 million, which excludes 482,800 shares of unvested performance-based stock options that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $48.8 million.

The total intrinsic value of all outstanding options and exercisable options at March 31, 2021 was $183.7 million and $139.6 million, respectively.

10. Employee Benefit Plans

In 2010, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees (the Plan).  The Plan is administered under the “safe harbor” provision of ERISA.  Under the Plan, an eligible employee may elect to contribute a percentage of their salary on a pre-tax basis, subject to federal statutory limitations.  Beginning in January 2019, the Company implemented a discretionary employer matching contribution of $1.00 for every $1.00 contributed by a participating employee up to $5,000 annually, which such matching contributions become fully vested after four years of service.  The Company recorded expense of $0.8 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively, which includes the Company’s contributions and administrative costs.

11. Commitments and Contingencies

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

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal.  Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2021.

The Company has certain agreements with licensors, licensees, and collaborators that contain indemnification provisions.  In such provisions, the Company typically agrees to indemnify the licensor, licensee, or collaborator against certain types of third-party claims.  The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated.  There were no accruals for expenses related to indemnification issues for any period presented.

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended
	March 31
	2021	2020
Numerator
Net loss	$(67,455)	$(48,939)
Denominator
Weighted-average number of common shares used in net loss per share—basic	36,203,631	33,222,085
Dilutive potential common shares	—	—
Weighted-average number of common shares used in net loss per share—diluted	36,203,631	33,222,085
Net loss per share – basic	$(1.86)	$(1.47)
Net loss per share – diluted	$(1.86)	$(1.47)

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,766,386 and 4,861,425 shares as of March 31, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing in this Quarterly Report on Form 10-Q.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties.  Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the headings “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and discussed elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Key Developments

Bardoxolone in Patients with CKD Caused by Alport Syndrome

On April 26, 2021, we announced that the U.S. Food and Drug Administration (FDA) accepted for filing the New Drug Application (NDA) for bardoxolone for the treatment of patients with CKD caused by Alport syndrome.  The FDA will review the application under a Standard Review timeline.  The Prescription Drug User Fee Act (PDUFA) date, the FDA action date for the application, is scheduled for February 25, 2022.  The FDA also advised us that it is currently planning to hold an Advisory Committee meeting to discuss the application.

Our NDA submission was based on the results of Year 2 of the Phase 3 CARDINAL study of bardoxolone in patients with CKD caused by Alport syndrome announced in November 2020. The study met its primary and key secondary endpoints following two years of treatment (referred to as Year 2). Moreover, we also announced that patients who completed one year in the EAGLE long-term extension study and were treated with bardoxolone for a total of three years (n=14) showed a sustained and significant increase from baseline in estimated glomerular filtration rate (eGFR).  Together, these data suggest that bardoxolone treatment has beneficial long-term effects on kidney function in patients with Alport syndrome.

We also plan to pursue marketing approval outside of the United States. We plan to submit a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the fourth quarter of 2021 for marketing approval of bardoxolone for the treatment of CKD caused by Alport syndrome in the European Union.

Bardoxolone in Patients with Autosomal Dominant Polycystic Kidney Disease (ADPKD)

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo. FALCON will enroll approximately 550 patients in a broad range of ages, 18 to 70 years old, with an eGFR between 30 to 90 mL/min/1.73 m2. The primary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 52, which represents 48 weeks of treatment followed by a four-

week withdrawal period. At 52 weeks, patients resume treatment for a second 48-week period to Week 100 followed by a second four-week withdrawal period to Week 104. The key secondary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 104.

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

In March 2020, we announced a temporary pause in enrollment in FALCON due to the COVID-19 pandemic; we resumed enrollment during the third quarter of 2020. Despite the pandemic, most sites are currently able to screen and randomize patients. More than 290 patients are currently enrolled in the study, and we expect to complete enrollment in FALCON by the end of 2021.

Bardoxolone in Patients with CKD at Risk of Rapid Progression

MERLIN is a multi-center, double-blind, placebo-controlled, Phase 2 trial to evaluate the safety and efficacy of bardoxolone in patients at risk of rapidly progressing CKD due to multiple etiologies including IgA Nephropathy (IgAN), focal segmental glomerulosclerosis (FSGS), type 1 diabetic CKD (T1D CKD), type 2 diabetic CKD (T2D CKD), hypertensive CKD, and others. The primary endpoint of the trial is change in eGFR from baseline to Week 12.  We expect to complete enrollment in the MERLIN trial by the end of the second quarter of 2021, and data are expected in the second half of 2021. If the results of this study are positive, we would potentially proceed to a larger Phase 3 trial with similar eligibility criteria. Patients at risk for rapid progression experience a significant risk of progressing to end-stage kidney disease (ESKD) and are a population with high unmet need across multiple forms of CKD.

Omaveloxolone in Patients with Friedreich’s Ataxia (FA)

Data from the registrational Part 2 portion of the MOXIe Phase 2 trial of omaveloxolone in patients with FA (MOXIe Part 2) and the open-label extension study (the MOXIe Extension) were analyzed in additional exploratory analyses (the Delayed-Start Analyses), whereby parallel trajectories between the patients randomized to placebo (placebo-to-omaveloxolone group) and those randomized to omaveloxolone (omaveloxolone-to-omaveloxolone group) in the double-blind period from MOXIe Part 2, through 48 weeks in the MOXIe Extension could provide evidence of disease-modifying activity.  A total of 73 out of 75 (97%) patients without pes cavus who completed MOXIe Part 2 enrolled in the MOXIe Extension. A longitudinal analysis used to calculate annualized slopes incorporating all available data from the MOXIe Extension showed similar slopes in Modified Friedreich’s Ataxia Rating Scale (mFARS) for the placebo-to-omaveloxolone group (0.59 points per year) when compared to the omaveloxolone-to-omaveloxolone group (0.41 points per year) with no significant difference between slopes (p=0.75). The resulting parallel trajectories between both treatment groups are consistent with disease-modifying activity.

We believe that the results of the Delayed-Start Analyses suggest disease-modifying activity with omaveloxolone, provide evidence supporting the positive primary endpoint findings in MOXIe Part 2, and provide additional evidence of the effectiveness of omaveloxolone in patients with FA. We requested and the FDA has granted us a Type C meeting, which is scheduled to occur in the second quarter of 2021, to discuss the Delayed-Start Analyses and the FA development program.  We plan to initiate a second pivotal study of omaveloxolone in FA patients in the fourth quarter of 2021, incorporating input from both the FDA and the EMA into the protocol before we initiate enrollment.

Update on Adjustments to Operations Due to COVID-19

In accordance with recommendations from local, state, and national authorities, our offices were opened, with additional safety protocols in place, to select groups of certain employees during the first quarter of 2021.  We are currently developing plans for a phased approach to reopening our offices to all employees.

Background: Our Programs

The following chart outlines each of our programs by indication and phase of development:

In addition, KKC, our strategic collaborator in CKD, is currently conducting its registrational trial of bardoxolone in diabetic (type 1 and 2) CKD in Japan.  KKC completed patient enrollment in this trial in June 2019 and expects to have topline data in the first half of 2022.

*NDA accepted for filing on April 26, 2021.

**See discussion below under “Omaveloxolone  in Patients with FA”.

Programs in Chronic Kidney Disease

We are developing bardoxolone for the treatment of patients with CKD caused by Alport syndrome, ADPKD, and certain other forms of CKD that, in the aggregate, affect more than 700,000 patients in the United States.  CKD is characterized by a progressive worsening in glomerular filtration rate (GFR), which is the rate at which the kidney filters waste products from the blood.  When GFR drops below approximately 15 mL/min/1.73 m2, patients develop ESKD and require dialysis or a kidney transplant to survive.  Dialysis leads to a reduced quality of life and increases the likelihood of serious and life-threatening complications.  The five-year survival rate for hemodialysis patients is approximately 42%.

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

The Alport Syndrome Foundation estimates that Alport syndrome affects approximately 30,000 to 60,000 people in the United States. According to data provided by IQVIA in April 2020, there are approximately 14,000 projected patients diagnosed with Alport syndrome in all stages of CKD in the United States. However, recent literature suggests that a large number of patients with Alport syndrome are either undiagnosed or misdiagnosed with other forms of CKD. To help nephrologists identify the genetic basis of various forms of CKD, including Alport syndrome, Reata and Invitae Corporation are sponsoring the KIDNEYCODE® genetic testing program.

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

The reported adverse events (AEs) were generally mild to moderate in intensity, and the most common AEs observed more frequently in patients treated with bardoxolone compared to patients treated with placebo were muscle spasms and increases in aminotransferases which are thought to be associated with the pharmacology of the drug. Muscle spasms were generally transient and were associated with reductions of creatine kinase, which is evidence of improved energy metabolism and inconsistent with muscle injury.

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

On April 26, 2021, we announced that the FDA accepted for filing the NDA for bardoxolone for the treatment of patients with CKD caused by Alport syndrome.  The FDA will review the application under a Standard Review timeline.  The PDUFA date, the FDA action date for the application, is scheduled for February 25, 2022.  The FDA also advised us that it is currently planning to hold an Advisory Committee meeting to discuss the application.  We also plan to pursue marketing approval outside of the United States. We plan to submit a MAA with the EMA in the fourth quarter of 2021 for marketing approval of bardoxolone for the treatment of CKD caused by Alport syndrome in the European Union.

Bardoxolone in Patients with ADPKD

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

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to bardoxolone or placebo. FALCON will enroll patients in a broad range of ages, 18 to 70 years old, with an eGFR between 30 to 90 mL/min/1.73 m2. The primary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 52, which represents 48 weeks of treatment followed by a four-week withdrawal period. At Week 52, patients resume treatment for a second 48-week period to Week 100 followed by a second four-week withdrawal period to Week 104. The key secondary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 104.

In the first quarter of 2021, we amended the FALCON protocol to increase the target enrollment from 300 patients to a total of approximately 550 patients. We observed an increase in variability in eGFR values in Year 2 of the CARDINAL study versus Year 1. The increase in enrollment is intended to preserve the statistical power of the study in the event that we observe similar eGFR variability to what we observed in Year 2 of the CARDINAL study. The FDA has provided us with guidance that, in patients with ADPKD, an analysis of eGFR during the off-treatment period demonstrating an improvement versus placebo after one year of bardoxolone treatment may support an NDA submission for accelerated approval of bardoxolone for the treatment of ADPKD, and data demonstrating an improvement versus placebo after two years of treatment may support full approval.

In March 2020, we announced a temporary pause in enrollment in FALCON due to the COVID-19 pandemic; we resumed enrollment during the third quarter of 2020. The measures we implemented to the conduct of FALCON in response to COVID-19 have been effective, and we anticipate no meaningful impact on data integrity due to COVID-19. Most sites are currently able to screen and randomize patients, and more than 290 patients are currently enrolled in the study. We expect to complete enrollment in the FALCON study by the end of 2021.

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

MERLIN is anticipated to enroll approximately 70 patients with eGFR between 20 and 60 mL/min/1.73 m2, and patients must meet at least one of the following criteria: UACR ≥ 300 mg/g; eGFR decline at a rate of ≥ 4 mL/min/1.73 m2 in prior year; or hematuria defined as > 5-10 red blood cells per high power field (manual method), documented history of positive urinary dipstick for blood in prior year, or macroscopic hematuria in prior 3 years. We expect to complete enrollment in the MERLIN trial by the end of the second quarter of 2021, and we expect data in the second half of 2021.

The primary objective is to assess change in eGFR from baseline at week 12, and the secondary objective is to characterize change in eGFR from baseline by CKD etiology at Week 12. The exploratory efficacy objective is to characterize change in eGFR from baseline during a 5-week drug treatment withdrawal period. The results from MERLIN would provide us proof of concept to potentially proceed to a larger Phase 3 study with similar eligibility criteria and a longer treatment duration. Moreover, together with the results of KKC’s ongoing AYAME study, which are expected in the first half of 2022, MERLIN will inform us of the potential to commercially pursue bardoxolone in broad set of CKD patients at risk for rapid progression.

Both the FALCON and MERLIN trials draw from the results of our Phase 2 study called PHOENIX, an open-label, multi-center Phase 2 trial evaluating the safety and efficacy of bardoxolone in patients with ADPKD, IgAN, T1D CKD, or FSGS completed in 2019. In each of these cohorts, patients treated with bardoxolone experienced a statistically significant increase from baseline in mean eGFR after 12 weeks of treatment. The most commonly reported AE across all cohorts was muscle spasms, which were not associated with clinical signs or symptoms of muscle injury. The overall rate of SAEs was low, with three patients reporting treatment-emergent SAEs, none of which were reported as related to bardoxolone.  We plan to pursue development opportunities in each of these rare and serious forms of CKD, maintaining our intent to expand the commercial indications for bardoxolone.

Historical Development of Bardoxolone

Prior to our CARDINAL Phase 3 trial, clinical trials enrolling over 2,000 patients exposed to bardoxolone have demonstrated consistent, clinically meaningful improvement in kidney function across several disease states as measured by eGFR and other markers of kidney function. Specifically, we have observed statistically significant increases in eGFR in all Phase 2 and Phase 3 clinical trials in seven distinct patient populations treated with bardoxolone, including patients with pulmonary hypertension and CKD caused by T2D CKD, Alport syndrome, ADPKD, IgAN, T1D CKD, and FSGS.

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

Programs in Neurological Diseases

Omaveloxolone in Patients with FA

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

The Baseline-Controlled Study evaluated the efficacy of omaveloxolone treatment using a baseline-controlled analysis design in which patients serve as their own controls, and the annualized rate of change in mFARS during the pre-treatment period in either MOXIe Part 1 or Part 2 was compared to annualized rate of change in mFARS during the treatment period in the MOXIe Extension for patients who received approximately 48 weeks of omaveloxolone in the MOXIe Extension (the paired difference).  The Baseline-Controlled Study demonstrated a statistically significant -3.76 point improvement (p=0.0022) for the primary endpoint of the paired difference in annualized mFARS slopes between the treatment and pre-treatment periods in the primary analysis population.

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

The Delayed-Start Analyses included the change from baseline in mFARS during the MOXIe Extension, comparing patients randomized to placebo (the placebo-to-omaveloxolone group) with those randomized to omaveloxolone (the omaveloxolone-to-omaveloxolone group) in the double-blind period from MOXIe Part 2. Such analyses would include a graphical representation of the time course for the change from baseline mFARS in both omaveloxolone and placebo groups from the placebo-controlled MOXIe Part 2 and the change from baseline in the two treatments groups (the omaveloxolone-to-omaveloxolone group and the placebo-to-omaveloxolone group) through 48 weeks in the MOXIe Extension.

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

We believe that the results of the Delayed-Start Analyses suggest disease-modifying activity with omaveloxolone, provide evidence supporting the positive primary endpoint findings in MOXIe Part 2, and provide additional evidence of the effectiveness of omaveloxolone in FA. We requested and the FDA has granted us a Type C meeting, which is scheduled to occur in the second quarter of 2021, to discuss the Delayed-Start Analyses and the FA development program. We plan to initiate a second pivotal study in the fourth quarter of 2021, incorporating input from both the FDA and the EMA into the protocol before we initiate enrollment.

Omaveloxolone in Other Potential Indications

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

Historically, other companies have explored N-terminal Hsp90 inhibitors for cancer therapeutics; however, this approach has been associated with multiple adverse effects including peripheral neuropathy and ocular toxicity. Binding at the C-terminus of Hsp90 leads to increased transcription of Hsp70, a cytoprotective and molecular chaperone gene, which facilitates cell survival in response to stress without the deleterious activities of N-terminal inhibition.

In preclinical rodent disease models, we observed that RTA 901 administered orally once-daily rescued existing nerve function, restored thermal and mechanical sensitivity within four weeks, and improved nerve conductance velocity and mitochondrial function. These effects are dose-dependent, reversible, and HSP70-dependent.

We completed a Phase 1 single and multiple ascending dose trial of oral, once-daily RTA 901 in healthy adult volunteers to evaluate the safety, tolerability, and pharmacokinetic (PK) profile. The PK was linear up to the highest doses evaluated with a half-life ranging from two to nine hours, and exposures were easily achievable in 10-fold excess of those necessary for efficacy in multiple animal models. No safety or tolerability concerns were reported. We plan to initiate additional Phase 1 studies to evaluate the PK and drug-drug interaction potential of RTA 901 in the second quarter of 2021, and we expect to launch a randomized, placebo-controlled Phase 2 study in diabetic peripheral neuropathic pain (DPNP) in the fourth quarter of 2021.

There are about four million patients with moderate to severe DPNP in the United States, and about two million adult patients diagnosed with DPNP seek treatment annually. We are the exclusive licensee of RTA 901 and maintain worldwide commercial rights.

Other Clinical Programs

In addition to our lead programs, we are developing RTA 1701, the lead product candidate from our proprietary series of RORγt inhibitors, for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.   RTA 1701 is an orally-bioavailable, RORγt-selective allosteric inhibitor that suppresses Th17 differentiation in vitro and demonstrates strong efficacy in rodent disease models of autoimmune disease. RTA 1701 also potently suppresses the production of IL-17A, a clinically important cytokine, in human immune cells and when dosed orally to non-human primates. We have conducted a Phase 1 trial to evaluate the safety, tolerability, and PK profile of RTA 1701 in healthy adult volunteers. No safety or tolerability concerns were reported, and we observed an acceptable PK profile. We plan to continue development of RTA 1701 in autoimmune, inflammatory, or fibrotic diseases. We retain all rights to our RORγt inhibitors, which are not subject to any existing commercial collaborations.

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KKC, from sales of our securities, secured loans, and a strategic financing from BXLS.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KKC, from the Development Agreement with BXLS, and from reimbursements of expenses under the terms of our agreement with KKC.  We have incurred losses in each year since our inception, other than in 2014. As of March 31, 2021, we had $777.6 million of cash and cash equivalents and an accumulated deficit of $1,025.7 million. We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payments from KKC, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potential commercialization of our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Our license and milestone revenue has been generated primarily from the KKC Agreement, the AbbVie License Agreement, and the Collaboration Agreement and consists of upfront payments and milestone payments.  License revenue recorded with respect to the KKC Agreement, the AbbVie License Agreement, and the AbbVie Collaboration Agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, collaboration revenue associated with upfront, non-refundable license payments received under our license and collaboration agreements are deferred and recognized ratably over the expected term of the performance obligations under each agreement.  Under the Reacquisition Agreement, we no longer have performance obligations under the AbbVie License Agreement and the Collaboration Agreement.  We only expect to recognize the deferred revenue under the KKC Agreement through mid-2022.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through March 31, 2021, we have incurred a total of $968.8 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone. We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

The following table summarizes our research and development expenses incurred:

	Three Months Ended
	March 31
	2021	2020
	(in thousands)
Bardoxolone	$11,386	$13,962
Omaveloxolone	2,473	6,674
RTA 901	706	1,211
RTA 1701	177	1,395
Other research and development expenses	20,138	24,411
Total research and development expenses	$34,880	$47,653

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

We anticipate that our general and administrative expenses will increase in the future as we prepare for our potential commercialization of our product candidates.  We have also incurred, and anticipate incurring in the future, increased expenses associated with being a public company, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit and tax fees, compliance with the Sarbanes-Oxley Act of 2002, regulatory compliance programs, and investor relations costs.  Additionally, if and when we believe the first regulatory approval of one of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially for the sales and marketing of our product candidates.

Other Income (Expense), Net

Other income (expense) includes interest and gains earned on our cash and cash equivalents, interest expense on our Term Loans, amortization of debt issuance costs, imputed interest on long term payables, loss on extinguishment of debt, gain on termination of lease, foreign currency exchange gains and losses, gains and losses on sales of assets, and non-cash interest expense on liability related to the sale of future royalties.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021, and 2020 (unaudited)

The following table sets forth our results of operations for the three months ended March 31:

	2021	2020	Change $	Change %
Collaboration revenue
License and milestone	$795	$1,169	$(374)	(32)
Other revenue	149	184	(35)	(19)
Total collaboration revenue	944	1,353.0	(409)	(30)
Expenses
Research and development	34,880	47,653	(12,773)	(27)
General and administrative	20,704	20,787	(83)	(0)
Depreciation	274	278	(4)	(1)
Total expenses	55,858	68,718	(12,860)	(19)
Other income (expense), net	(12,556)	(3,814)	(8,742)	**
Loss before taxes on income	(67,470)	(71,179)	3,709	5
Benefit from (provision for) taxes on income	15	22,240	(22,225)	(100)
Net loss	$(67,455)	$(48,939)	$(18,516)	(38)

** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 84% and 86% of total revenue for the three months ended March 31, 2021 and 2020, respectively, and consisted of the recognition of KKC deferred revenue.  License and milestone revenue decreased by $0.4 million or 32% during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to the extension of our performance obligation period under the KKC Agreement from December 2021 to June 2022 during the three months ended March 31, 2021. Accordingly, the quarterly recognition of the deferred revenue under the KKC Agreement was reduced from $1.2 million to $0.8 million.

Other revenue was immaterial for the three months ended March 31, 2021 and 2020.

Expenses

The following table summarizes our expenses, as a percentage of total expenses, for the three months ended March 31:

	2021	% of Total Expenses	2020	% of Total Expenses
	(in thousands)
Research and development	$34,880	62%	$47,653	69%
General and administrative	20,704	37%	20,787	30%
Depreciation	274	1%	278	1%
Total expenses	$55,858		$68,718

Research and Development Expenses

Research and development expenses decreased by $12.8 million, or 27%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.  The decrease was primarily due to decreased spend related to clinical study expenses related to our studies related to bardoxolone in pulmonary arterial hypertension (PAH) that were terminated in the first quarter of 2020, manufacturing expenses related to omaveloxolone, and completion of RTA 1701 toxicology studies offset by the increase in regulatory costs to support the submission of our NDA. The remaining changes included decreased equity compensation expense due to accelerated expense recognized during the first quarter of 2020, offset by an increase in personnel and personnel-related costs to support the growth of our development activities.  Research and development expenses, as a percentage of total expenses, was 62% and 69% for the three months ended March 31, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.  General and administrative expenses, as a percentage of total expenses, was 37% and 30%, for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to the relative decrease in research and development expenses.

Other Income (Expense), Net

Other income (expense), net increased by $8.7 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.  The increase was primarily due to non-cash interest expense on liability related to the sale of future royalties and decreased interest income earned due to lower market rates, offset by decreased interest expense on our Term Loans that were paid off in mid-2020.

Benefit from (Provision for) Taxes on Income

Benefit from taxes on income decreased by $22.2 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a tax benefit recognized during the three months ended March 31, 2020.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, secured loans, and the sale of future royalties.  Through March 31, 2021, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $780.0 million from payments under license and collaboration agreements. We also obtained $1,222.1 million in net proceeds from our initial public offering, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, and $299.0 million in net proceeds from the sale of future royalties under the Development Agreement.  We have not generated any revenue from the sale of any products.  As of March 31, 2021, we had available cash and cash equivalents of approximately $777.6 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the three months ended March 31:

	2021	2020
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(45,011)	$(41,173)
Investing activities	(193)	(85)
Financing activities	4,678	1,422
Net change in cash and cash equivalents	$(40,526)	$(39,836)

Operating Activities

Net cash used in operating activities was $45.0 million for the three months ended March 31, 2021, consisting primarily of a net loss of $67.5 million adjusted for non-cash items including stock-based compensation expense of $14.7 million, non-cash interest expense on liability related to sale of future royalty of $10.9 million, depreciation, amortization of issuance costs, and imputed interest expense of $2.0 million, and a net increase in operating assets and liabilities of $5.1 million.  The significant items in the change in operating assets that impacted our use of cash in operations include a decrease of $9.3 million in accrued direct research and other current and long-term liabilities primarily due to the change in timing of bonus payments from December to March of the following year, which began with the December 2020 payments being delayed to March 2021, and to the termination of PAH-related studies and the completion of CARDINAL and MOXIe clinical trials, offset by an increase in accounts payable of $3.6 million due to timing of payments.

Net cash used in operating activities was $41.2 million for the three months ended March 31, 2020, consisting primarily of a net loss of $48.9 million adjusted for non-cash items including stock-based compensation expense of $19.3 million, depreciation, amortization, and imputed interest expense of $2.3 million, and a net increase in operating assets and liabilities of $13.9 million.  The significant items in the change in operating assets that impacted our use of cash in operations include increases in income tax receivable of $22.2 million and accounts payable of $10.7 million due to timing of payments, offset by a decrease in deferred revenue of $1.2 million due to the ratable recognition of revenue over the expected term of the performance obligation under the KKC Agreement, which resulted in recognition of $1.2 million of license and milestone revenue.

Investing Activities

Net cash used in investing activities was $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $4.7 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively, consisting of options exercised.

Operating Capital Requirements

To date, we have not generated any revenue from product sales.  We do not know when or whether we will generate any revenue from product sales.  We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one or more of our current or future product candidates.  We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products.  We are subject to all the risks related to the development and commercialization of novel therapeutics, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.  We continue to incur additional costs associated with operating as a public company.  We anticipate that we will need substantial additional funding in connection with our continuing operations.

In December 2020, we closed a follow-on underwritten public offering of 2,000,000 shares of our Class A common stock for gross proceeds of $281.7 million.  Net proceeds to us from the offering were approximately $277.5 million, after deducting underwriting discounts and commissions and offering expenses.

In October 2020, we entered into a lease agreement with the owner of our headquarters and offices located in Plano, Texas, with lease terms extending through June 30, 2022 and an option to renew up to three months.  We recorded approximately $4.8 million as a right-of-use asset and lease liability in October 2020.

In June 2020, we closed on the Development Agreement and Purchase Agreement, each dated June 10, 2020, under which certain BXLS entities paid us an aggregate of $350.0 million in exchange for future royalties on bardoxolone and an aggregate of 340,793 shares of our Class A common stock at $146.72 per share.

In June 2020, we paid off our Term Loans, which included payments for principal of $155.0 million, prepayment fees of $5.4 million, exit fees of $6.7 million, and accrued and unpaid interest of $1.0 million.

In March 2020, the United States enacted the CARES Act.  Under its provisions, we recognized a tax benefit and receivable of $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund.

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

In October 2019, we and AbbVie entered into the Reacquisition Agreement pursuant to which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement.  In exchange for such rights, we will pay AbbVie $330.0 million, of which total payments of $250.0 million have been made as of March 31, 2021, with the remaining $80.0 million payable on November 30, 2021.  We will also pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and an identified list of certain next-generation Nrf2 activators.

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

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings, loans, royalty financings, and collaboration or license transactions.  The outbreak of COVID-19 has caused significant disruption of global financial markets, which may reduce our ability to access capital, which could negatively affect our liquidity.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates.  If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock.  If we incur indebtedness or obtain royalty financing, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt or royalty financing could be secured by some or all of our assets.  Any of these events could significantly harm our business, financial condition, and prospects.  For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Contractual Obligations and Commitments

We have various contractual obligations and other commitments that require payments at certain specified periods.  The following table summarizes our contractual obligations and commitments as of March 31, 2021 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	6 years and beyond	Total
	(unaudited)
	(in thousands)
Operating lease obligations(1)	$2,907	$14,271	$26,927	$169,478	$213,583
Payable to collaborators	80,000	—	—	—	80,000
Total contractual obligations	$82,907	$14,271	$26,927	$169,478	$293,583
(1)	Operating lease obligations include current estimated payments for leases that have not yet commenced, net of lease incentives.

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

Clinical Trials

As of March 31, 2021, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses, income taxes, and stock-based compensation.  We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $777.6 million at March 31, 2021, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of material pending legal proceedings, please read Note 11, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our businesses, financial condition, or future results.  Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.  There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.1+

Indemnification Agreement by and between the Company and Christy J. Oliger, dated as of April 15, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on April 15, 2021).

10.2+

Indemnification Agreement by and between the Company and Shamim Ruff, dated as of April 15, 2021. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on April 15, 2021).

10.3+	Notice of Grant of Restricted Stock Units for employees, dated as of December 2, 2020.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2021	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Chief Operating Officer, Chief Financial Officer, and Executive Vice President