Form 10-Q
period 2021-06-30
REATA PHARMACEUTICALS INC
filed 2021-08-09
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 31,464,327 shares of Class A common stock, $0.001 par value per share, and 4,923,075 shares of Class B common stock, $0.001 par value per share, outstanding.

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

Abbreviated Term	Defined Term
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
AE	Adverse event
ALS	Amyotrophic lateral sclerosis
ANCOVA	Analysis of Covariance
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATP	Adenosine triphosphate
Bardoxolone	Bardoxolone methyl
BXLS	Blackstone Life Sciences, LLC
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CKD	Chronic kidney disease
COVID-19	Coronavirus disease
CRO	Contract research organization
DPNP	Diabetic peripheral neuropathic pain
eGFR	Estimated glomerular filtration rate
EMA	European Medicines Agency
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FASB	Financial Accounting Standards Board
FDA	United States Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GFR	Glomerular filtration rate
IgAN	IgA nephropathy
IRS	Internal Revenue Service
ITT	Intent to treat
KKC	Kyowa Kirin Co., Ltd.
MAA	Marketing Authorization Application
mFARS	Modified Friedreich’s Ataxia Rating Scale
MHLW	Japanese Ministry of Health, Labour and Welfare
mITT	Modified ITT
NDA	New Drug Application
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetic
Registrational trial

An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required

REMS	Risk Evaluation and Mitigation Strategies
RSU	Restricted Stock Unit
SAE	Serious adverse event
SAP	Statistical analysis plan

Abbreviated Term	Defined Term
SEC	U.S. Securities and Exchange Commission
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD
UACR	Urinary albumin-to-creatinine ratio

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$755,707	$818,150
Prepaid expenses and other current assets	11,971	6,960
Income tax receivable	—	22,228
Total current assets	767,678	847,338
Property and equipment, net	6,005	4,912
Other assets	3,929	5,348
Total assets	$777,612	$857,598
Liabilities and stockholders’ equity
Accounts payable	8,412	4,790
Accrued direct research liabilities	15,695	14,023
Other current liabilities	16,983	22,264
Payable to collaborators	76,923	73,437
Deferred revenue	3,090	4,688
Total current liabilities	121,103	119,202
Other long-term liabilities	4,872	5,511
Liability related to sale of future royalties, net	337,808	315,454
Total noncurrent liabilities	342,680	320,965
Commitments and contingencies
Stockholders’ equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 31,454,329 and 31,109,154 at June 30, 2021 and December 31, 2020, respectively	31	31
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 4,924,479 and 5,044,931 at June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,412,193	1,375,640
Accumulated deficit	(1,098,400)	(958,245)
Total stockholders’ equity	313,829	417,431
Total liabilities and stockholders’ equity	$777,612	$857,598

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Collaboration revenue
License and milestone	$803	$1,169	$1,598	$2,338
Other revenue	1,418	1,904	1,568	2,088
Total collaboration revenue	2,221	3,073	3,166	4,426
Expenses
Research and development	40,066	36,783	74,946	84,436
General and administrative	21,998	16,600	42,703	37,387
Depreciation	287	284	561	562
Total expenses	62,351	53,667	118,210	122,385
Other income (expense), net	(13,223)	(16,990)	(25,780)	(20,804)
Loss before taxes on income	(73,353)	(67,584)	(140,824)	(138,763)
Benefit from (provision for) taxes on income	653	3	669	22,243
Net loss	$(72,700)	$(67,581)	$(140,155)	$(116,520)
Net loss per share—basic and diluted	$(2.00)	$(2.03)	$(3.87)	$(3.51)
Weighted-average number of common shares used in net loss per share basic and diluted	36,299,735	33,265,778	36,251,948	33,243,931

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Three Months Ended June 30, 2021
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	31,360,256	$31	4,909,554	$5	$1,394,997	$(1,025,700)	$369,333
Net loss	—	—	—	—	—	(72,700)	(72,700)
Compensation expense related to stock options	—	—	—	—	13,244	—	13,244
Exercise of options	—	—	106,818	—	3,952	—	3,952
Issuance of common stock upon vesting of restricted stock units	—	—	2,180	—	—	—	—
Conversion of common stock Class B to Class A	94,073	—	(94,073)	—	—	—	—
Balance at June 30, 2021	31,454,329	$31	4,924,479	$5	$1,412,193	$(1,098,400)	$313,829

	Six Months Ended June 30, 2021
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	31,109,154	$31	5,044,931	$5	$1,375,640	$(958,245)	$417,431
Net loss	—	—	—	—	—	(140,155)	(140,155)
Compensation expense related to stock options	—	—	—	—	27,923	—	27,923
Exercise of options	—	—	219,241	—	8,630	—	8,630
Issuance of common stock upon vesting of restricted stock units	—	—	5,482	—	—	—	—
Conversion of common stock Class B to Class A	345,175	—	(345,175)	—	—	—	—
Balance at June 30, 2021	31,454,329	$31	4,924,479	$5	$1,412,193	$(1,098,400)	$313,829

	Three Months Ended June 30, 2020
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	28,166,652	$28	5,070,271	$5	$988,046	$(759,432)	$228,647
Net loss	—	—	—	—	—	(67,581)	(67,581)
Compensation expense related to stock options	—	—	—	—	14,796	—	14,796
Exercise of options	—	—	7,135	—	365	—	365
Conversion of common stock Class B to Class A	19,087	—	(19,087)	—	—	—	—
Issuance of Common Stock	340,793	1	—	—	55,399	—	55,400
Balance at June 30, 2020	28,526,532	$29	5,058,319	$5	$1,058,606	$(827,013)	$231,627

	Six Months Ended June 30, 2020
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	27,878,550	$28	5,318,157	$5	$967,317	$(710,493)	$256,857
Net loss	—	—	—	—	—	(116,520)	(116,520)
Compensation expense related to stock options	—	—	—	—	34,104	—	34,104
Exercise of options	—	—	47,351	—	1,786	—	1,786
Conversion of common stock Class B to Class A	307,189	—	(307,189)	—	—	—	—
Issuance of Common Stock	340,793	1	—		55,399		55,400
Balance at June 30, 2020	28,526,532	$29	5,058,319	$5	$1,058,606	$(827,013)	$231,627

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2021	2020
Operating activities
Net loss	$(140,155)	$(116,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	561	562
Amortization of debt issuance costs and imputed interest	3,487	4,163
Non-cash interest expense on liability related to sale of future royalty	22,354	664
Stock-based compensation expense	27,923	34,104
Loss on extinguishment of debt	—	11,183
Changes in operating assets and liabilities:
Income tax receivable and payable	22,228	(22,218)
Prepaid expenses, other current assets and other assets	(4,995)	(1,815)
Accounts payable	3,550	9,355
Accrued direct research, other current and long-term liabilities	(3,966)	(4,247)
Payable to collaborators	—	(150,000)
Deferred revenue	(1,598)	(2,338)
Net cash used in operating activities	(70,611)	(237,107)
Investing activities
Purchases of property and equipment	(462)	(384)
Net cash used in investing activities	(462)	(384)
Financing activities
Proceeds from issuance of common stock, net	—	55,399
Payments on long-term debt	—	(167,170)
Exercise of options	8,630	1,786
Proceeds from sale of future royalties, net	—	293,571
Net cash provided by financing activities	8,630	183,586
Net decrease in cash and cash equivalents	(62,443)	(53,905)
Cash and cash equivalents at beginning of year	818,150	664,324
Cash and cash equivalents at end of period	$755,707	$610,419
Supplemental disclosures
Cash paid for interest	$—	$8,021
Non-cash activity:
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$3,625	$1,448

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  The consolidated balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the six months ended June 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.  The FASB issued this update as part of its Simplification Initiative to improve areas of U.S. GAAP and reduce cost and complexity while maintaining usefulness.  The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items.  ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020.  The Company adopted this standard on January 1, 2021, and its adoption did not have material impact to the Company’s consolidated financial statements and related disclosure.

3. Collaboration Agreements

Beginning in 2020, the Company’s collaboration revenue and deferred revenue have been generated primarily from licensing fees and reimbursements for expenses received under our exclusive license with KKC (the KKC Agreement).

KKC

In December 2009, the Company entered into an exclusive license with KKC to develop and commercialize bardoxolone in the licensed territory.  The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $35.0 million and additional development and commercial milestone payments.  As of June 30, 2021, the Company has received $45.0 million related to regulatory development milestone payments from KKC and has the potential in the future to achieve another $52.0 million from regulatory milestones and $140.0 million from commercial milestones. The Company also has the potential to achieve tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by KKC in the licensed territory.  The Company is participating on a joint steering committee with KKC to oversee the development and commercialization activities related to bardoxolone.  Any future milestones and royalties received are subject to mid to lower single digit percent declining tiered commissions to certain consultants as compensation for negotiations of the KKC Agreement.

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

In March 2021, the Company’s performance obligation period under the KKC Agreement was extended to June 2022, which decreased quarterly revenue recognition by approximately $0.4 million prospectively.

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

In October 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement.  In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, of which total payments of $250.0 million have been made as of June 30, 2021, with the remaining $80.0 million payable on November 30, 2021.  Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators. The execution of the Reacquisition Agreement ended our performance obligations under the Collaboration Agreement.

The Company recognized interest expense related to the Reacquisition Agreement of approximately $1.8 million and $1.6 million, during the three months ended June 30, 2021 and 2020, respectively, and $3.5 million and $3.2 million during the six months ended June 30, 2021 and 2020, respectively.  As of June 30, 2021, the Company’s payable to collaborators was $80.0 million, with a present value of $76.9 million.

4. Term Loan

On October 9, 2019, the Company entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the Amended Restated Loan Agreement), under which it borrowed $155.0 million as of December 20, 2019.  On June 24, 2020, the Company paid off the total outstanding balance of the term loans under the Amended Restated Loan Agreement (Term Loans) prior to the maturity date.  The payoff consisted of (i) the outstanding principal balance of $155.0 million, (ii) exit fees of $6.7 million, which has been partially accrued up to the date of repayment, (iii) prepayment fees of $5.4 million, and (iv) accrued and unpaid interest of $1.0 million.  At the time of payoff, all liabilities and obligations under the Amended Restated Loan Agreement were terminated. The Company recognized approximately $4.3 million and $8.3 million in interest expense, during the three months and six months ended June 30, 2020, respectively.  No interest expense was recognized in 2021 as the term loan was paid off in June 2020.

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

The following table shows the activity within the liability related to sale of future royalties for the six months ended June 30, 2021:

Liability Related to Sale of Future Royalties
(in thousands)
Balance at December 31, 2020	$316,305
Non-cash interest expense recognized	22,322
Balance at June 30, 2021	338,627
Less: Unamortized transaction cost	(819)
Carrying value at June 30, 2021	$337,808

6. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Other income (expense), net
Investment income	$13	$501	$93	$2,555
Interest expense	(1,773)	(5,644)	(3,487)	(11,512)
Non-cash interest expense on liability related to sale of future royalty	(11,429)	(664)	(22,354)	(664)
Other income (expense)	(34)	—	(32)	—
Loss on extinguishment of debt	—	(11,183)	—	(11,183)
Total other income (expense), net	$(13,223)	$(16,990)	$(25,780)	$(20,804)

Investment Income

Interest income consists primarily of interest generated from our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of the imputed interest from amount due to AbbVie under the Reacquisition Agreement and interest on its Term Loans in 2020.

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

7. Leases

The Company’s headquarters are located in Plano, Texas, where it leases approximately 122,000 square feet of office space, with lease terms extending through June 30, 2022 and an option to renew up to three months. The Company leases additional office and laboratory space of approximately 34,890 square feet located in Irving, Texas, with lease terms extending through April 30, 2022 and an option to renew up to four successive three-month periods.

The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities in the consolidated statements of cash flows.  During the three and six months ended June 30, 2021, cash paid for amounts included for the measurement of lease liabilities was $0.8 million and $1.6 million, respectively.  During the three and six months ended June 30, 2021, the Company recorded operating lease expense of $0.8 million and $1.6 million, respectively.

Supplemental balance sheet information related to the Company’s operating leases is as follows:

		As of June 30,
	Balance Sheet Classification	2021	2020
		(in thousands, except for years and %)
Non-current right-of-use assets	Other assets	$3,796	$7,653
Current lease liabilities	Other current liabilities	$2,970	$3,452
Non-current lease liabilities	Other long-term liabilities	$962	$5,212

Weighted-average remaining lease term (in years)		1.3	2.3
Weighted-average discount rate		8.1%	9.6%

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of June 30, 2021
(in thousands)
2021 (remaining six months)	$1,585
2022	2,570
Total lease payments	4,155
Less: Imputed interest	(223)
Present value of lease liabilities	$3,932

The Company has an additional lease of a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years.  The Company entered into the lease agreement on October 15, 2019 (the 2019 Lease Agreement), and at the Company’s option, it may renew the lease for two consecutive five-year renewal periods or one ten-year renewal period.  The Company does not have control of the space or the construction prior to completion of construction.  Therefore, no right-of-use or lease liabilities were recorded in connection with the 2019 Lease Agreement as of June 30, 2021.  Under the First Amendment to the Lease Agreement executed in May 2020, the landlord will fund the Company’s leasehold improvements up to $31.3 million, of which the Company has recorded a leasehold incentive obligation of approximately $3.3 million as other long-term liabilities as of June 30, 2021.  The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million, which may increase in certain circumstances.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, the Company will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

8. Income Taxes

On March 27, 2020, the United States enacted the CARES Act.  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and to provide assistance to individuals, families, and businesses affected by COVID-19.  Accordingly, under its provisions, in March 2020, the Company recognized tax benefits and receivables totaling $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year, which had previously been fully reserved by its valuation allowance.  During the second quarter of 2021, the Company received a total of $22.9 million from the IRS, $22.2 million of the income tax receivable plus $0.7 million in interest.

The following table summarizes income tax (benefit) expense and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Income tax (benefit) expense	$653	$3	$669	$22,243
Effective income tax rate	0.9%	0%	0.5%	16%

The Company’s effective tax rate for the three months and six months ended June 30, 2021, varies with the statutory rate primarily due to changes in the valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences.  The Company has recorded valuation allowances against the majority of its deferred tax assets as of June 30, 2021, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

9. Stock-Based Compensation

The following table summarizes time-based and performance-based stock compensation expense reflected in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Research and development	$5,263	$7,527	$12,071	$19,044
General and administrative	7,981	7,269	15,852	15,060
Total stock compensation expense	$13,244	$14,796	$27,923	$34,104

Restricted Stock Units (RSUs)

The following table summarizes RSU activity as of June 30, 2021, under the Second Amended and Restated Long Term Incentive Plan (LTIP Plan) agreement:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	108,551	$115.54
Granted	277,300	121.02
Vested	(5,482)	184.18
Forfeited	(26,041)	129.87
Outstanding at June 30, 2021	354,328	$117.69

As of June 30, 2021, total unrecognized compensation expense related to RSU and performance-based RSUs awards that were deemed probable of vesting was approximately $8.6 million, which excludes 282,992 shares of unvested performance-based RSUs that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $32.0 million.

Stock Options

The following table summarizes stock option activity as of June 30, 2021, under the LTIP Plan and standalone option agreements:

	Number of Options	Weighted- Average Price
Outstanding at January 1, 2021	4,306,269	$79.47
Granted	828,524	123.74
Exercised	(219,241)	38.34
Forfeited	(192,203)	125.36
Expired	(37,729)	202.89
Outstanding at June 30, 2021	4,685,620	$86.32
Exercisable at June 30, 2021	2,409,185	$50.60

Stock-based compensation expense for the three and six months ended June 30, 2021, included accelerated recognition of expense of $1.4 million, due to modifications of outstanding stock options as a result of an employee who entered into a consulting agreement at the termination of employment, which was considered to be non-substantive services.

As of June 30, 2021, total unrecognized compensation expense related to stock options was approximately $116.0 million, which excludes 481,550 shares of unvested performance-based stock options that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $48.7 million.

The total intrinsic value of all outstanding options and exercisable options at June 30, 2021 was $313.4 million and $232.2 million, respectively.

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,685,620 and 4,793,680 shares as of June 30, 2021 and 2020, respectively.

10. Employee Benefit Plans

In 2010, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees (the Plan).  The Plan is administered under the “safe harbor” provision of ERISA.  Under the Plan, an eligible employee may elect to contribute a percentage of their salary on a pre-tax basis, subject to federal statutory limitations.  Beginning in January 2019, the Company implemented a discretionary employer matching contribution of $1.00 for every $1.00 contributed by a participating employee up to $6,000 and $5,000 annually in 2021 and 2020, respectively, which such matching contributions become fully vested after four years of service.  The Company recorded expense of $0.4 million and $0.3 million for the three months ended June 30, 2021, and 2020, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively which includes the Company’s contributions and administrative costs.

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

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal.  Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2021.

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

12. Subsequent Events

In July 2021, KKC announced the submission of a New Drug Application (NDA) in Japan for bardoxolone in patients with CKD caused by Alport syndrome. The Company earned a $5.0 million milestone related to this event that will be recognized in the third quarter of 2021.

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

Recent Key Developments

Bardoxolone in Patients with CKD Caused by Alport Syndrome

On April 26, 2021, we announced that the U.S. Food and Drug Administration (FDA) accepted for filing the NDA for bardoxolone for the treatment of patients with CKD caused by Alport syndrome, and the NDA is currently under review by the FDA.  The FDA completed a bio-research monitoring inspection of Reata.  We did not receive any observations.  We also recently completed a mid-cycle communication meeting with the FDA.  While we have not yet received formal minutes from the FDA, in the preliminary agenda for, and during, the meeting, the FDA identified four significant clinical and statistical review issues.  We believe each of these issues are addressable with additional data and analyses, and the FDA invited us to address its identified issues in follow-up submissions to the NDA.  We plan to address each of the issues through the submission of additional data and analyses to the NDA.  See Programs in Chronic Kidney Disease – Bardoxolone in Patients with CKD Caused by Alport Syndrome below.

The FDA made additional information requests and identified a few additional issues that were not deemed significant.  The FDA did not designate any safety issues as significant issues, and it stated that, based on its current review, it does not believe a Risk Evaluation and Mitigation Strategies (REMS) program is needed.  We were notified that we would be receiving comments in writing regarding Chemistry, Manufacturing, and Controls (CMC), and we will not be receiving any nonclinical comments.  The FDA also advised us that an Advisory Committee meeting is tentatively scheduled for December 8, 2021.  The Prescription Drug User Fee Act (PDUFA) date, the FDA action date for the application, is scheduled for February 25, 2022.

We also plan to pursue marketing approval outside of the United States.  We plan to submit a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in the fourth quarter of 2021 for marketing approval of bardoxolone for the treatment of CKD caused by Alport syndrome in the European Union.

On July 27, 2021, KKC, our strategic collaborator in CKD in Japan, submitted an NDA in Japan to the Ministry of Health, Labour and Welfare (MHLW) for bardoxolone for the treatment of patients with CKD caused by Alport syndrome.  Based on this submission, we have earned a $5 million milestone payment under the KKC Agreement.  If approved for commercial sales, KKC is required to pay us royalties on net sales of bardoxolone in its territory ranging from the low teens to the low 20% range depending on the country of sale and the amount of annual net sales.

Bardoxolone in Patients with Autosomal Dominant Polycystic Kidney Disease (ADPKD)

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo.  The protocol currently specifies that the study will enroll approximately 550 patients in a broad range of ages, 18 to 70 years old, with an estimated glomerular filtration rate (eGFR) between 30 to 90 mL/min/1.73 m2.  The current primary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 52, which represents 48 weeks of treatment followed by a four-week withdrawal period.  At 52 weeks, patients resume treatment for a second 48-week period to Week 100 followed by a second four-week withdrawal period to Week 104.  The key secondary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 104.

We recently had a Type B meeting with the FDA regarding the ADPKD development program.  We have not yet received minutes from the meeting, however, based on the discussion in the meeting, we are considering amendments to the FALCON protocol.  We currently plan to modify the protocol so that the primary endpoint will be the Year 2 off-treatment analysis, and we will not unblind the trial until completion of Year 2.  In addition, we will add an eight-week off-treatment visit to the study, and we will incorporate the FDA’s feedback on data related to patients who discontinued treatment early in the study.  We may need to increase the patient sample size from the current target of 550 patients.  More than 370 patients are currently enrolled in the study.  We continue to expect to enroll 550 patients in the FALCON study by the end of 2021.  However, if we decide to increase the target enrollment, we will provide updated guidance on our enrollment timeline.  See Programs in Chronic Kidney Disease – Bardoxolone in Patients with ADPKD below.

Bardoxolone in Patients with CKD at Risk of Rapid Progression

MERLIN is a multi-center, double-blind, placebo-controlled, Phase 2 trial to evaluate the safety and efficacy of bardoxolone in patients at risk of rapidly progressing CKD due to multiple etiologies including IgA Nephropathy (IgAN), focal segmental glomerulosclerosis (FSGS), type 1 diabetic CKD (T1D CKD), type 2 diabetic CKD (T2D CKD), hypertensive CKD, and others.  The primary endpoint of the trial is change in eGFR from baseline to Week 12.  We have completed enrollment in the MERLIN trial and expect to have top-line data in the fourth quarter of 2021.  If the results of this study are positive, we would potentially proceed to a larger Phase 3 trial with similar eligibility criteria.  Patients at risk for rapid progression experience a significant risk of progressing to end-stage kidney disease (ESKD) and are a population with high unmet need across multiple forms of CKD.

Omaveloxolone in Patients with Friedreich’s Ataxia

During the first quarter of 2021, we submitted results from the Delayed-Start Analyses to the FDA.  These additional exploratory analyses analyzed data from the registrational Part 2 portion of the MOXIe Phase 2 trial of omaveloxolone in patients with FA (MOXIe Part 2) and the open-label extension study (the MOXIe Extension).  In these analyses, parallel trajectories between the patients randomized to placebo (placebo-to-omaveloxolone group) and those randomized to omaveloxolone (omaveloxolone-to-omaveloxolone group) in the double-blind period from MOXIe Part 2, through 48 weeks in the MOXIe Extension could provide evidence of disease-modifying activity.  A total of 73 out of 75 (97%) patients without pes cavus who completed MOXIe Part 2 enrolled in the MOXIe Extension.  A longitudinal analysis used to calculate annualized slopes incorporating all available data from the MOXIe Extension showed similar slopes in Modified Friedreich’s Ataxia Rating Scale (mFARS) for the placebo-to-omaveloxolone group (0.59 points per year) when compared to the omaveloxolone-to-omaveloxolone group (0.41 points per year) with no significant difference between slopes (p=0.75).  The resulting parallel trajectories between both treatment groups are consistent with disease-modifying activity.  We requested and were granted a Type C meeting to discuss whether the data would support an NDA submission.

On May 19, 2021, we received a communication from the FDA suggesting that, after a preliminary review of briefing materials for the Type C meeting, including the Delayed-Start Analyses, a pre-NDA meeting is the most appropriate format for a discussion of the development program for omaveloxolone in FA.  The FDA also suggested that we withdraw the current Type C meeting request and instead request a pre-NDA meeting.  During the second quarter of 2021, we withdrew our request for a Type C meeting and requested a pre-NDA meeting with the FDA.  The pre-NDA meeting request has been granted, a pre-NDA meeting has been scheduled during the third quarter of this year, and we have submitted briefing materials for the meeting.  We recently received a communication from the FDA requesting the estimated date of our NDA for its planning purposes.  We plan to submit the NDA during the first quarter of 2022.

Update on Adjustments to Operations Due to COVID-19

We continue to closely monitor and adhere to COVID-19 guidance issued by local, state, and national authorities.  Since May 2021, we rolled out a voluntary return-to-office program, including flexible work schedules.  We plan to have all employees to return to the office by the end of the 3rd quarter of 2021, assuming no significant changes are required in pandemic management protocols.

Background: Our Programs

The following chart outlines each of our programs by indication and phase of development:

In addition, KKC, our strategic collaborator in CKD, is currently conducting its registrational trial of bardoxolone in diabetic (type 1 and 2) CKD in Japan.  KKC completed patient enrollment in this trial in June 2019 and expects to have topline data in the first half of 2022.

*NDA under review.  NDA accepted for filing on April 26, 2021, with a PDUFA date of February 25, 2022.

**See discussion below under “Omaveloxolone in Patients with FA”.

***DPNP: Diabetic peripheral neuropathic pain

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

At Week 104 (four weeks after last dose in second year of treatment), patients in the ITT population treated with bardoxolone had a statistically significant improvement compared to placebo in mean change from baseline in eGFR of 4.3 mL/min/1.73 m2 (p=0.023).  Patients treated with bardoxolone experienced a mean change from baseline in eGFR of -4.5 mL/min/1.73 m2, while patients treated with placebo experienced a mean change from baseline in eGFR of -8.8 mL/min/1.73 m2.  The primary endpoint was analyzed using mixed-model repeated measures with no imputation, and the key secondary endpoint was analyzed using analysis of covariance with treatment-based multiple imputation for missing data.

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

Additionally, on November 9, 2020, we reported results from the long-term extension EAGLE study, in which the change from baseline in eGFR was assessed for the 14 patients with Alport syndrome who were treated with bardoxolone for three years (two years in CARDINAL and one year in EAGLE), with four-week off-treatment periods occurring at Weeks 48 and 100.  Bardoxolone treatment resulted in a mean increase from baseline in eGFR of 11.5 mL/min/1.73 m2 at Year 1, 13.3 mL/min/1.73 m2 at Year 2, and 11.0 mL/min/1.73 m2 at Year 3.  This sustained improvement of kidney function is notable when compared to the CARDINAL study population’s expected yearly eGFR decline of 5.1 mL/min/1.73 m2, which was calculated based on five-year historical eGFR data before patients entered the study.

On April 26, 2021, we announced that the FDA accepted for filing the NDA for bardoxolone for the treatment of patients with CKD caused by Alport syndrome, and the NDA is currently under review by the FDA.  The FDA completed a bioresearch monitoring inspection of Reata.  We did not receive any observations.  We also recently completed the mid-cycle communication meeting with the FDA and were advised that an Advisory Committee meeting is tentatively scheduled for December 8, 2021.  The PDUFA date, the FDA action date for the application, is scheduled for February 25, 2022.

The purpose of the mid-cycle communication meeting is for the FDA to provide the Sponsor with an update of the status of the NDA review, including any issues identified.  As is customary with the review of all NDAs, the FDA may identify other issues, it may request additional information as it continues to review the NDA, and it may elect to delay the date of the Advisory Committee meeting or the PDUFA date.

While we have not yet received formal minutes from the FDA, in the preliminary agenda for, and during, the meeting, the FDA identified four significant clinical and statistical review issues as discussed below.  The FDA made additional information requests and identified a few additional issues that were not deemed significant.  The FDA did not designate any safety issues as significant issues, and it stated that based on its current review, it does not believe a REMS program is needed.  We were notified that we would be receiving comments in writing regarding CMC, and we will not be receiving any nonclinical comments.  We believe each of these issues are addressable with additional data and analyses, and the FDA invited us to address its identified issues in follow-up submissions to the NDA.  The following is a description of the significant issues discussed at the meeting and our approach to addressing each of the issues.

•	Acute Pharmacodynamic Effects vs. Slowing of Decline in Kidney Function:

Based on its preliminary analyses of available pharmacokinetic and eGFR data, the FDA questioned whether the observed eGFR increases suggest a slower rate of loss of kidney function in the bardoxolone group as compared to the placebo group.  During the mid-cycle communication meeting, the FDA clarified that its preliminary analysis was computed using two distinct “chronic” eGFR slopes:  a slope in Year 1 based on eGFR data from Week 12 to Week 48 and a slope in Year 2 based on Week 64 to Week 100.  The FDA noted that the observed changes in eGFR loss in the bardoxolone group starting at Week 12 in Year 1 (after full manifestation of the acute eGFR increase) did not suggest a slower rate of loss of kidney function than the placebo group.  As explained in greater detail below, the loss of eGFR from Weeks 12 to 48 in Year 1 is explained by the loss of eGFR in bardoxolone patients who discontinued early in the study.  Importantly, the rate of eGFR loss from Week 64 (after full manifestation of the acute eGFR increase) to Week 100 in Year 2 is lower in the bardoxolone patients than the placebo patients.  The FDA did not comment specifically on the rate of eGFR decline in Year 2 of treatment.  The FDA also did not comment on the off-treatment eGFR effects at Week 104 except to note that a critical ongoing review issue is whether these eGFR effects demonstrate an irreversible effect on kidney function or a reversible pharmacodynamic effect.

The loss of eGFR from Week 12 to Week 48 in Year 1 of CARDINAL is explained by the loss of eGFR in patients randomized to bardoxolone who discontinued treatment, and most discontinuations occurred early in the study.  As shown in the figure below, patients who discontinued treatment experienced an acute increase in eGFR that was maximal at Week 12 and returned to placebo levels by Week 36.  This loss of the initial acute eGFR effect after discontinuation of drug contributed to the apparent eGFR decline rate from Week 12 to Week 36 during Year 1 in the ITT analysis.  Notably, after discontinuation, these patients performed like placebo patients.  At the end of the study, their mean change from baseline was -8.4 ± 8.6 mL/min/1.73 m2 compared to -7.8 ± 10.6 in the placebo arm, respectively, and we believe this establishes that there was no deleterious effect of bardoxolone treatment on kidney function.

Patients who Discontinued Bardoxolone Progressed at Same Rate as Placebo Patients in Year 2

D/C (Discontinued): Change from baseline in eGFR for 26 bardoxolone patients who discontinued treatment by Week 100. (n) represents the number of D/C patients with eGFR values at each timepoint.

The purpose of chronic slope analyses is to compare average rates of eGFR change, after the onset of acute pharmacodynamic effects, to predict longer-term effects on kidney function.  The NKF-FDA-EMA Scientific Working Group demonstrated that an accurate estimation of the rate of kidney function decline or chronic slope relies on long durations of follow-up (e.g., two to three-year periods of continuous dosing) to reliably predict a treatment effect on longer term clinical outcomes (Levey, 2020).  CARDINAL was not designed to evaluate chronic slope because there is an off-treatment period between Weeks 48 and 52, so there was no chronic or continuous treatment to evaluate.

Moreover, the rate of kidney function decline from Week 12 to Week 36 in Year 1 was not observed in Year 2 or in the available data from Year 3 of the EAGLE ongoing long-term open-label extension study.  We believe that this empirically establishes that any analysis performed of the Year 1 chronic slope is not predictive of the future rate of eGFR decline on bardoxolone treatment.  Instead, we believe that the rate of decline in eGFR during the second year of treatment is most predictive of the rate of decline in Year 3 and beyond.

Data from Year 2 of CARDINAL show that bardoxolone-treated patients that restarted study drug at Week 52 experienced an acute increase in eGFR that was maximal at Week 64, twelve weeks after re-starting treatment and experienced a lower eGFR loss from Week 64 to Week 100 compared to the patients on placebo (as noted in the table below).  This includes patients in the following groups: ITT population, patients in the prespecified mITT analysis, patients who achieved goal dose, and patients who did not achieve goal dose.  Importantly, patients who remained on drug (i.e., mITT) and maintained their goal dose had large reductions in their rate of decline versus placebo.  In addition to the reduced rate of eGFR decline in Year 2, bardoxolone patients experienced large, absolute placebo-corrected improvements in eGFR at Week 100 across all analysis groups.  Lastly, data from EAGLE demonstrate increases in eGFR in patients treated with bardoxolone in CARDINAL are sustained above baseline in the third year of treatment and beyond.

All Bardoxolone Patient Subgroups Progressed at a Slower Rate Relative to Placebo in Year 2

Mean eGFR Change from Baseline (mL/min/1.73 m2)	Placebo ITT	Bardoxolone Methyl
		ITT	mITT	Goal Dose	Below Goal Dose
Week 100 – Week 64	-3.34	-3.06	-2.30	0.17	-3.18
Week 100 CFB difference between treatment groups	-	7.65	11.29	16.77	7.14

We believe that the rate of decline in eGFR during the second year of treatment is most predictive of the rate of long-term disease progression.  In addition, as noted above, bardoxolone-treated patients experienced a lower eGFR loss from Week 64 to Week 100 compared to the patients on placebo and this was in addition to a large, absolute placebo-corrected improvement in eGFR at Week 100 across all analysis groups.  We believe these analyses demonstrate that in continuously treated patients, eGFR diverges from placebo over time and should delay ESKD.

•	Treatment Duration as a Covariate in Week 104 Analysis:

All clinical studies use an analysis model to compute the treatment effect and p-value.  The analysis model incorporates observed data, as well as datasets that are generated for missing data.  The process of generating datasets for missing data is called the imputation step, and it uses available reference data to produce these datasets.  The statistical analysis plan (SAP) for CARDINAL pre-specified that change from baseline in eGFR for patients treated with bardoxolone would be compared to placebo at Week 104 using an Analysis of Covariance (ANCOVA) model.  Both the imputation step and the analysis model can include covariates, or independent variables between patients, such as treatment group or baseline characteristics.  The SAP pre-specified that missing data would be imputed for patients without Week 104 eGFR values based on their treatment group.

During the mid-cycle communication meeting, the FDA raised the question whether or not the proportion of two-year exposure to treatment was included as a covariate in the ANCOVA analysis model.  During the meeting, we confirmed that this treatment duration covariate was included in the ANCOVA model used for the Week 104 analysis, and the FDA acknowledged that the analysis was conducted in accordance with, and did not deviate from, the pre-specified SAP.  We noted that when the treatment duration covariate is excluded from the analysis the treatment effect and p-value are improved relative to the primary analysis.

During the meeting, we also discussed how the imputation step was conducted.  The FDA suggested that the treatment duration covariate could have been included in the imputation step if a cap were included to limit extreme values.  We noted that the SAP did not specify covariates for the imputation step and, therefore, neither the treatment duration covariate nor a cap was included in the imputation step of the analysis.

We explained that due to sparse reference data across the full range of treatment durations, inclusion of the treatment duration covariate in the imputation step would have resulted in over 30% of imputed eGFR values falling outside the range of observed eGFR values.  Many of these values would have been extreme and exceeded biological plausibility.  For example, the maximum change from baseline in the observed data was an increase of 28 mL/min/1.73 m2, while the maximum change from baseline in the imputed data would have been nearly four-times larger, with an increase of 105 mL/min/1.73 m2.  We therefore explained that, while the addition of these extreme values would not have affected the overall treatment effect at Week 104, it would have artificially more than doubled the standard error and inflated the p-value.  For these reasons, we followed the pre-specified SAP methodology for the imputation step.

•	Sensitivity Analysis for Off-Treatment Analysis Window Duration:

CARDINAL pre-specified the Year 2 off-treatment analysis window to include eGFR values obtained at least 14 days after last dose, which is supported by pharmacokinetic and extensive off-treatment data demonstrating that the resolution of acute eGFR increases occurs by 14 days after the last dose.  In CARDINAL, there was no association between the magnitude of off-treatment eGFR values and the post-dose period in Year 2.  These results establish that values collected in the earlier part of the analysis window did not bias or affect the conclusions of the off-treatment endpoint.

Alport syndrome is a rare disease, which limited the overall size of CARDINAL.  The study, therefore, had limited power to show treatment effects that meet conventional levels of statistical significance in certain sensitivity analyses for more prevalent diseases.  Nevertheless, the FDA has conducted a series of sensitivity analyses to test the significance of the Year 2 key secondary results under a variety of scenarios.

The FDA conducted a sensitivity analysis to assess the impact of the analysis window on the results of the Year 2 off-treatment endpoint.  One of the FDA’s sensitivity analyses included off-treatment eGFR values approximately 104 weeks after randomization, irrespective of time off-drug, which resulted in loss of statistical significance for the result.  Approximately one-half (12/26) of discontinuations in patients treated with bardoxolone occurred within the first 16 weeks of treatment, and these patients were therefore off-treatment for a minimum of 88 weeks at the time of their Week 104 assessment.  When patients discontinued bardoxolone, their eGFR trajectory was similar to placebo patients.  Including these patients that had been off active drug for a long period of time inherently dilutes the treatment effect in the sensitivity analysis.  Despite this, the treatment effect in the analysis favored bardoxolone even when including these patients in the Week 104 analysis.  Furthermore, based on the precedent established in the REPRISE study of tolvaptan for the treatment of patients with ADPKD, we powered CARDINAL to assess the off-treatment effect of bardoxolone by including eGFR values collected at least 14 days after last dose, rather than powering the trial to include eGFR values 104 weeks after randomization for all patients including those who discontinued treatment early.

Mean Off-Treatment Changes from Baseline in eGFR by the Number of Days after Last Dose of Study Drug for Bardoxolone Methyl Patients

Year 2 (Week 104)	Days Post-Dose
Change from Baseline in eGFR (mL/min/1.73 m2)	≥14 to <21 Days	≥21 to <28 Days	≥28 to <35 Days	≥35 Days
N	1	20	27	8
Mean (SD)	-3.80	-4.25 (16.2)	-4.37 (10.5)	-0.18 (13.1)
Median	-3.8	-2.3	-5.4	-2.1

Two of the FDA’s other sensitivity analyses only included values collected ≥28 days after last dose.  These analyses excluded nearly one-half of the trial participants and violated randomization principles, which resulted in modeled estimates that meaningfully differed from observed Week 104 eGFR changes.  We performed sensitivity analyses similar to those performed by the FDA that included more available off-treatment eGFR data by using a cutoff of at least 21 days after last dose.  The results for these new analyses were similar to the primary Week 104 analyses and will be provided to the FDA as a follow-up to this meeting.

•	Impact of COVID-19:

The FDA acknowledged that COVID-19 did not significantly impact treatment visits, data collection, or study drug dispensation.  However, the FDA noted that there appeared to be discrepancies between the trial’s findings when analyzed according to Year 2 data collected in patients pre-COVID versus post-COVID, with the study findings driven by the post-COVID subgroup.  We utilize March 1, 2020 as the date of the start of the global COVID-19 pandemic to define the pre- versus post-COVID periods.  Due to timing of study conduct, 31% of Week 104 assessments were conducted pre-COVID, and 69% of Week 104 assessments were conducted post-COVID.

Given the relatively small sample size in CARDINAL, the study had limited power to show treatment effects in small subgroups.  The sample size of the study and the limited number of assessments that occurred during the pre-COVID period precludes over interpretation of pre- versus post-COVID analyses.

Although differences were observed for the pre- and post-COVID results for the Week 104 endpoint, we noted that the point estimate for the change from baseline in eGFR at Week 104 is similar across both periods for bardoxolone-treated patients.  The difference between treatment groups pre- and post-COVID was driven by the inclusion of a larger number of pediatric patients in the post-COVID subgroup.  These patients generally had more rapid disease progression, enrolled later in the trial, and, therefore, had Week 104 assessments conducted during COVID.

•	Safety:

During the mid-cycle communication meeting, the FDA did not communicate significant issues about any safety topics, and it stated that, based on its current review, it does not believe a REMS is needed.

We plan to address each of these issues through the submission of additional data and analyses to the NDA.

Ex-U.S. Updates for Bardoxolone in Patients with CKD Caused by Alport Syndrome

We also plan to pursue marketing approval outside of the United States.  We plan to submit an MAA with the EMA in the fourth quarter of 2021 for marketing approval of bardoxolone for the treatment of CKD caused by Alport syndrome in the European Union.

On July 27, 2021, KKC, our partner in Japan, submitted an NDA in Japan to the MHLW for bardoxolone for the treatment of patients with CKD caused by Alport syndrome.  Based on this submission, we have earned a $5 million milestone payment under the KKC Agreement.  If approved for commercial sales, KKC is required to pay us royalties on net sales of bardoxolone in its territory ranging from the low teens to the low 20% range depending on the country of sale and the amount of annual net sales.

Bardoxolone in Patients with Autosomal Dominant Polycystic Kidney Disease (ADPKD)

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

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo.  The protocol currently specifies that the study will enroll approximately 550 patients in a broad range of ages, 18 to 70 years old, with an eGFR between 30 to 90 mL/min/1.73 m2.  The current primary endpoint is the off-treatment eGFR change from baseline versus placebo at

Week 52, which represents 48 weeks of treatment followed by a four-week withdrawal period.  At 52 weeks, patients resume treatment for a second 48-week period to Week 100 followed by a second four-week withdrawal period to Week 104.  The key secondary endpoint is the off treatment eGFR change from baseline versus placebo at Week 104.

We recently had a Type B meeting with the FDA regarding the ADPKD development program.  We have not received minutes from the meeting yet, however, based on the discussion in the meeting, we are considering amendments to the FALCON protocol.  Based on our experience during the CARDINAL trial in Alport syndrome patients, we requested the FDA’s input regarding the feasibility of using Year 1 data to support early submission and accelerated approval.  We acknowledged with the FDA that, like our experience in CARDINAL, the timing of clinical study milestones at Year 1 and the required regulatory interactions prior to an initial submission may not allow sufficient time, as previously noted by the FDA, to submit the initial application before Year 2 data are available.  Thus, while the study uses an efficient study design that is intended to support an early submission, its ability to support an early NDA may not be possible.

In response to our inquiry, we were notified by the FDA that it is unlikely that results from the first year of the trial would support an application for accelerated approval.  As such, the FDA recommended against unblinding the trial after the first year and conducting the proposed Year 1 analysis.  The FDA instead encouraged us to specify the Year 2 off-treatment analysis as the primary endpoint.  We plan to modify the protocol so that the primary endpoint will be the Year 2 off-treatment analysis, and we will not unblind the trial until completion of Year 2.

The FDA also questioned whether an off-treatment period of 28 days is adequate to ensure resolution of bardoxolone’s acute, reversible, eGFR increases.  We provided information in our pre-meeting materials demonstrating resolution by 14 days after the last dose, and the FDA noted that it had not reviewed the largest dataset from two short-term studies demonstrating resolution within 28 days.  These studies are not confounded by any long-term effects of bardoxolone treatment or meaningful disease progression.  We have since further clarified and provided this additional data to the FDA.  In order to confirm that the acute eGFR increases resolve within 28 days, we will be adding an eight-week off-treatment visit to the study.

Our current SAP specifies that patients who do not receive at least one dose of study drug in the second year will be considered missing in the Week 104 analysis.  The FDA recommended also evaluating the key efficacy endpoint using eGFR values obtained at specified timepoints (i.e., 104 weeks after randomization), regardless of whether a patient discontinued study treatment at an earlier timepoint.  This is similar to one of the sensitivity analyses conducted by the FDA during review of our Alport syndrome NDA.  We will be incorporating the FDA’s feedback and submitting the revised SAP for the FDA review.

Based on the above discussion, we may need to increase the patient sample size from the current target of 550 patients.  More than 370 patients are currently enrolled in the study.  We continue to expect to enroll 550 patients in FALCON by the end of 2021.  However, if we decide to increase the target enrollment, we will provide updated guidance on our enrollment timeline.

Bardoxolone in Patients with CKD at Risk of Rapid Progression

MERLIN is a multi-center, double-blind, placebo-controlled, Phase 2 trial to evaluate the safety and efficacy of bardoxolone in patients at risk of rapidly progressing CKD due to multiple etiologies including IgAN, FSGS, T1D CKD, T2D CKD, hypertensive CKD, and others.  The study includes patients with eGFR between 20 and 60 mL/min/1.73 m2, and patients must meet at least one of the following criteria: UACR ≥ 300 mg/g; eGFR decline at a rate of ≥ 4 mL/min/1.73 m2 in prior year; or hematuria defined as > 5-10 red blood cells per high power field (manual method), documented history of positive urinary dipstick for blood in prior year, or macroscopic hematuria in prior 3 years.  The primary endpoint of the trial is change in eGFR from baseline to Week 12.

We have completed enrollment in the MERLIN trial.  We expect to have top-line data in the fourth quarter of 2021.  If the results of this study are positive, we would potentially proceed to a larger Phase 3 trial with similar eligibility criteria.  Patients at risk for rapid progression experience a significant risk of progressing to ESKD and are a population with high unmet need across multiple forms of CKD.

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

Programs in Neurological Diseases

Omaveloxolone in Patients with Friedreich’s Ataxia (FA)

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder that is normally diagnosed during adolescence and can lead to premature death.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly leads to motor incapacitation and wheelchair reliance.  Symptoms generally occur in children, with patients requiring a wheelchair by their teens or early twenties.  FA affects approximately 5,000 children and adults in the United States and 22,000 individuals globally.  There are currently no approved therapies to treat FA.

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

The FDA provided us guidance that, although it does not have concerns with the reliability of the mFARS primary endpoint results from MOXIe Part 2, it was not convinced that the results from MOXIe Part 2, as a single study, were sufficient to support approval.  The FDA stated that we would need to conduct a second pivotal trial that confirms the mFARS results of MOXIe Part 2 with a similar magnitude of effect.  As an alternative, to increase the persuasiveness of MOXIe Part 2 results, we completed additional analyses, including the Delayed-Start Analyses.

During the first quarter of 2021, we submitted results from the Delayed-Start Analyses to the FDA.  These additional exploratory analyses analyzed data from MOXIe Part 2 and the MOXIe Extension.  In these analyses, parallel trajectories between the patients randomized to placebo (placebo-to-omaveloxolone group) and those randomized to omaveloxolone (omaveloxolone-to-omaveloxolone group) in the double-blind period from MOXIe Part 2 through 48 weeks in the MOXIe Extension could provide evidence of disease-modifying activity.  A total of 73 out of 75 (97%) patients without pes cavus who completed MOXIe Part 2 enrolled in the MOXIe Extension.  A longitudinal analysis used to calculate annualized slopes incorporating all available data from the MOXIe Extension showed similar slopes in mFARS for the placebo-to-omaveloxolone group (0.59 points per year) when compared to the omaveloxolone-to-omaveloxolone group (0.41 points per year) with no significant difference between slopes (p=0.75).  The resulting parallel trajectories between both treatment groups are consistent with disease-modifying activity.  We requested and were granted a Type C meeting to discuss whether the data would support an NDA submission.

On May 19, 2021, we received a communication from the FDA suggesting that, after a preliminary review of briefing materials for the Type C meeting including the Delayed-Start Analyses, a pre-NDA meeting is the most appropriate format for a discussion of the development program for omaveloxolone in FA.  The FDA also suggested that we withdraw the current Type C meeting request and instead request a pre-NDA meeting.  During the second quarter of 2021, we withdrew our request for a Type C meeting and requested a pre-NDA meeting with the FDA.  The pre-NDA meeting request has been granted, a pre-NDA meeting has been scheduled during the third quarter of this year, and we have submitted briefing materials for the meeting.  We recently received a communication from the FDA requesting the estimated date of our NDA submission for its planning purposes.  We plan to submit the NDA during the first quarter of 2022.

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

We completed a Phase 1 single and multiple ascending dose trial of oral, once-daily RTA 901 in healthy adult volunteers to evaluate the safety, tolerability, and pharmacokinetic (PK) profile.  The PK was linear up to the highest doses evaluated with a half-life ranging from two to nine hours, and exposures were easily achievable in 10-fold excess of those necessary for efficacy in multiple animal models.  No safety or tolerability concerns were reported.  Due to slight delays in clinical drug supply, we now plan to initiate additional Phase 1 studies to evaluate the PK and drug-drug interaction potential of RTA 901 in the fourth quarter of 2021 and a randomized, placebo-controlled Phase 2 study in diabetic peripheral neuropathic pain (DPNP) in the first half of 2022.

There are about four million patients with moderate to severe DPNP in the United States, and about two million adult patients diagnosed with DPNP seek treatment annually.  We are the exclusive licensee of RTA 901 and maintain worldwide commercial rights.

RTA 1700 Series

In addition to our lead programs, we are developing a proprietary series of RORγt inhibitors for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  We have conducted a Phase 1 trial to evaluate the safety, tolerability, and PK profile of RTA 1701 in healthy adult volunteers.  RTA 1701 had no safety concerns, was well tolerated, and we observed an acceptable PK profile.  Plasma concentrations were achieved that are associated with efficacy in preclinical models of autoimmune disease.  Due to RTA 1701’s ADME (absorption, distribution, metabolism, and excretion) properties and the potential for drug-drug interactions at clinically relevant concentrations, we have discontinued the development of RTA 1701 and are proceeding with the development of follow-on molecules in the 1700 series.  We have identified follow-on molecules that do not have these liabilities, and we are conducting studies to determine the new lead molecule.  We remain committed to developing RORγt inhibitors for the treatment of autoimmune, inflammatory, and fibrotic diseases.  We retain all rights to our RORγt inhibitors, which are not subject to any existing commercial collaborations.

Commercial Readiness

We are in the process of building the commercial infrastructure in the United States necessary to effectively support the commercialization of our product candidates, if and when we receive regulatory approval of such product candidates in the United States and Europe.  Our ability to launch bardoxolone and omaveloxolone is dependent on the acceptance and successful defense of an NDA and MAA and approval by the FDA and EMA, respectively.

In the United States, we have hired commercial leaders, are expanding quality and compliance functions to support commercialization, and are building the organization, infrastructure, systems, and processes necessary for the launch of bardoxolone, including sales, marketing, market access, patient support, and distribution.  We have also recently hired a team of payer account directors focused on educating private and public payers about Alport syndrome, disease severity, and the need to treat diagnosed patients.  Their role is to facilitate coverage and reimbursement of bardoxolone for Alport syndrome upon approval.

We have reinitiated our launch readiness efforts for omaveloxolone in FA in the United States.  We are efficiently building core functions for our bardoxolone program to also support the planned launch of omaveloxolone for FA.

If and when we receive regulatory approval for our product candidates, we plan to utilize a specialty pharmacy distribution model to support product availability to patients, with a patient-centered hub to support on-label utilization, ease of access, and patient education and compliance.  We also completed preliminary field force sizing and structure for our sales teams and have launched disease awareness campaigns to educate physicians about Alport syndrome and FA.  Trade names for bardoxolone and omaveloxolone have been selected.

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and KKC, from sales of our securities, secured loans, and a strategic financing from BXLS.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and KKC, from the Development Agreement with BXLS, and from reimbursements of expenses under the terms of our agreement with KKC.  We have incurred losses in each year since our inception, other than in 2014. As of June 30, 2021, we had $755.7 million of cash and cash equivalents and an accumulated deficit of $1,098.4 million. We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payments from KKC, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Our license and milestone revenue has been generated primarily from the KKC Agreement, the AbbVie License Agreement, and the Collaboration Agreement and consists of upfront payments and milestone payments.  License revenue recorded with respect to the KKC Agreement, the AbbVie License Agreement, and the Collaboration Agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, collaboration revenue associated with upfront, non-refundable license payments received under our license and collaboration agreements are deferred and recognized ratably over the expected term of the performance obligations under each agreement.  Under the Reacquisition Agreement, we no longer have performance obligations under the AbbVie License Agreement and the Collaboration Agreement.  Under the KKC Agreement, we only expect to recognize the deferred revenue through mid-2022.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through June 30, 2021, we have incurred a total of $1,008.9 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone. We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

The following table summarizes our research and development expenses incurred:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
	(in thousands)
Bardoxolone	$14,979	$9,736	$26,365	$23,653
Omaveloxolone	482	8,313	2,954	14,942
RTA 901	3,121	750	3,827	1,961
Other research and development expenses(1)	21,484	17,984	41,800	43,880
Total research and development expenses	$40,066	$36,783	$74,946	$84,436

(1) RTA 1701 expenses have been included in other research and development expenses due to development updates in the program. See discussion in Other Clinical Programs section above.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021, and 2020 (unaudited)

The following table sets forth our results of operations for the three months ended June 30:

	2021	2020	Change $	Change %
Collaboration revenue
License and milestone	$803	$1,169	$(366)	(31)
Other revenue	1,418	1,904	(486)	(26)
Total collaboration revenue	2,221	3,073	(852)	(28)
Expenses
Research and development	40,066	36,783	3,283	9
General and administrative	21,998	16,600	5,398	33
Depreciation	287	284	3	1
Total expenses	62,351	53,667	8,684	16
Other income (expense), net	(13,223)	(16,990)	3,767	**
Loss before taxes on income	(73,353)	(67,584)	(5,769)	(9)
Benefit from (provision for) taxes on income	653	3	650	**
Net loss	$(72,700)	$(67,581)	$(5,119)	(8)

** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 36% and 38% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and consisted of the recognition of KKC deferred revenue.  The decrease in license and milestone revenue is primarily due to the extension of our performance obligation period under the KKC Agreement in the first quarter of 2021. Accordingly, the quarterly recognition of the deferred revenue under the KKC Agreement was reduced from $1.2 million to $0.8 million.

Other revenue decreased during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to a decrease in reimbursements of expenses from KKC for manufacturing and non-clinical study expenses incurred.

Expenses

The following table summarizes our expenses, as a percentage of total expenses, for the three months ended June 30:

	2021	% of Total Expenses	2020	% of Total Expenses
	(in thousands)
Research and development	$40,066	64%	$36,783	68%
General and administrative	21,998	35%	16,600	31%
Depreciation	287	1%	284	1%
Total expenses	$62,351		$53,667

Research and Development Expenses

Research and development expenses increased by $3.3 million, or 9%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.  The increase was primarily due to increased spend related to ongoing clinical study expenses related to bardoxolone and RTA 901 and medical affairs activities for bardoxolone to support disease awareness and education activities.  The remaining changes included an increase in personnel and personnel-related costs to support the growth of our development activities, offset by decreased stock-based compensation expense due to accelerated expense recognized during 2020.

Research and development expenses, as a percentage of total expenses, was 64% and 68% for the three months ended June 30, 2021, and 2020, respectively.  The decrease of 4% was due to the proportionately larger increase in general and administrative expenses, which included increases in commercial readiness activities that had previously been decreased due to delays in our regulatory submission.

General and Administrative Expenses

General and administrative expenses increased by $5.4 million, or 33%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to increased spend related to commercial readiness activities and personnel and personnel-related costs to support growth in our development activities.

General and administrative expenses, as a percentage of total expenses, was 35% and 31%, for the three months ended June 30, 2021, and 2020, respectively. The increase of 4% was due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net decreased by $3.8 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.  The decrease was primarily due to decreased interest expense and loss on extinguishment of debt due to the payoff on our Term Loans in 2020, offset by an increase in non-cash interest expense on liability related to the sale of future royalties.

Benefit from (Provision for) Taxes on Income

Benefit from taxes on income was immaterial for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

Comparison of the Six Months Ended June 2021, and 2020 (unaudited)

The following table sets forth our results of operations for the six months ended June 30:

	2021	2020	Change $	Change %
Collaboration revenue
License and milestone	$1,598	$2,338	$(740)	(32)
Other revenue	1,568	2,088	(520)	(25)
Total collaboration revenue	3,166	4,426	(1,260)	(28)
Expenses
Research and development	74,946	84,436	(9,490)	(11)
General and administrative	42,703	37,387	5,316	14
Depreciation	561	562	(1)	(0)
Total expenses	118,210	122,385	(4,175)	(3)
Other income (expense), net	(25,780)	(20,804)	(4,976)	**
Loss before taxes on income	(140,824)	(138,763)	(2,061)	(1)
Benefit from (provision for) taxes on income	669	22,243	(21,574)	(97)
Net loss	$(140,155)	$(116,520)	$(23,635)	(20)

** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 50% and 53% of total revenue for the six months ended June 30, 2021 and 2020, respectively, and consisted of the recognition of KKC deferred revenue.  The decrease in license and milestone revenue is primarily due to the extension of our performance obligation period under the KKC Agreement in the first quarter of 2021.

Other revenue decreased in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a decrease in reimbursements of expenses from KKC for manufacturing and non-clinical study expenses incurred.

Expenses

The following table summarizes our expenses, as a percentage of total expenses, for the six months ended June 30:

	2021	% of Total Expenses	2020	% of Total Expenses
	(in thousands)
Research and development	$74,946	63%	$84,436	69%
General and administrative	42,703	36%	37,387	30%
Depreciation	561	1%	562	1%
Total expenses	$118,210		$122,385

Research and Development Expenses

Research and development expenses decreased by $9.5 million, or 11%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.  The decrease was primarily due to decreased clinical and manufacturing activities completed in 2020 related to omaveloxolone and RTA 1701, offset by increased clinical activities for RTA 901.  The remaining changes included decreased stock-based compensation expense due to accelerated expense recognized during 2020, offset by an increase in personnel and personnel-related costs to support the growth of our development activities.

Research and development expenses, as a percentage of total expenses, was 63% and 69% for the six months ended June 30, 2021, and 2020, respectively.  The decrease of 6% was due to the proportionately larger increase in general and administrative expenses, which included increases in commercial readiness activities that had been decreased due to delays in our regulatory submission and a larger increase in personnel and personnel-related costs compared to research and development.

General and Administrative Expenses

General and administrative expenses increased by $5.3 million, or 14%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to increased spend related to commercial readiness activities and personnel and personnel-related costs to support growth in our development activities.

General and administrative expenses, as a percentage of total expenses, was 36% and 30%, for the six months ended June 30, 2021, and 2020, respectively. The increase of 6% was due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net increased by $5.0 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.  The increase was primarily due to increased non-cash interest expense on liability related to the sale of future royalties and decreased interest income earned due to lower market rates, offset by decreased interest expense and loss on extinguishment of debt due to the payoff on our Term Loans in 2020.

Benefit from (Provision for) Taxes on Income

Benefit from taxes on income decreased by $21.6 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a tax benefit recognized in 2020.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, secured loans, and the sale of future royalties.  Through June 30, 2021, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $780.0 million from payments under license and collaboration agreements. We also obtained $1,222.1 million in net proceeds from our initial public offering, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, and $299.0 million in net proceeds from the sale of future royalties under the Development Agreement.  We have not generated any revenue from the sale of any products.  As of June 30, 2021, we had available cash and cash equivalents of approximately $755.7 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the six months ended June 30:

	2021	2020
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(70,611)	$(237,107)
Investing activities	(462)	(384)
Financing activities	8,630	183,586
Net change in cash and cash equivalents	$(62,443)	$(53,905)

Operating Activities

Net cash used in operating activities was $70.6 million for the six months ended June 30, 2021, consisting primarily of a net loss of $140.2 million adjusted for non-cash items including stock-based compensation expense of $27.9 million, non-cash interest expense on liability related to sale of future royalty of $22.4 million, depreciation, amortization of issuance costs, and imputed interest expense of $4.0 million, and a net increase in operating assets and liabilities of $15.2 million.  The significant items in the change in operating assets that impacted our use of cash in operations include a decrease of $22.2 million in income tax receivable due to the receipt of a CARES Act refund and an increase of $3.6 million in accounts payable due to timing of payments, offset by an increase of $5.0 million in prepaid expense, other current assets, and other assets due to insurance premium paid and a decrease of $4.0 million in accrued direct research and other current and long-term liabilities primarily due to the change in timing of bonus payments from December to March of the following year, which began with the December 2020 payments being delayed to March 2021.

Net cash used in operating activities was $237.1 million for the six months ended June 30, 2020, consisting primarily of a net loss of $116.5 million adjusted for non-cash items including stock-based compensation expense of $34.1 million, loss on extinguishment of debt of $11.2 million, depreciation and amortization expense of $4.7 million, and a net increase in operating assets and liabilities of $171.3 million.  The significant items in the change in operating assets that impacted our use of cash in operations were an increase in income tax receivable of $22.2 million and a decrease in payable to collaborators of $150.0 million for a payment made on June 30, 2020, under the Reacquisition Agreement.

Investing Activities

Net cash used in investing activities consisted of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2021 and 2020 were not significant.

Financing Activities

Net cash provided by financing activities was $8.6 million for the six months ended June 30, 2021, primarily consisting of options exercises.

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

In July 2021, KKC announced the submission of an NDA in Japan for bardoxolone in patients with CKD caused by Alport syndrome. We earned a $5.0 million milestone related to this event that will be recognized in the third quarter of 2021.

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

In October 2019, we and AbbVie entered into the Reacquisition Agreement pursuant to which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement.  In exchange for such rights, we will pay AbbVie $330.0 million, of which total payments of $250.0 million have been made as of June 30, 2021, with the remaining $80.0 million payable on November 30, 2021.  We will also pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and an identified list of certain next-generation Nrf2 activators.

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

Contractual Obligations and Commitments

We have various contractual obligations and other commitments that require payments at certain specified periods.  The following table summarizes our contractual obligations and commitments as of June 30, 2021 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	6 years and beyond	Total
	(unaudited, in thousands)
Operating lease obligations(1)	$2,914	$16,810	$27,036	$166,033	$212,793
Payable to collaborators	80,000	—	—	—	80,000
Total contractual obligations	$82,914	$16,810	$27,036	$166,033	$292,793
(1)	Operating lease obligations include current estimated payments (assuming rent abatement period is applied beginning in 2022) for leases that have not yet commenced, net of lease incentives.

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

Clinical Trials

As of June 30, 2021, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $755.7 million at June 30, 2021, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2021	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Chief Operating Officer, Chief Financial Officer, and Executive Vice President