Form 10-Q
period 2021-09-30
REATA PHARMACEUTICALS INC
filed 2021-11-08
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, the registrant had 31,472,578 shares of Class A common stock, $0.001 par value per share, and 4,919,249 shares of Class B common stock, $0.001 par value per share, outstanding.

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

Abbreviated Term	Defined Term
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
AE	Adverse event
ALS	Amyotrophic lateral sclerosis
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATP	Adenosine triphosphate
Bardoxolone	Bardoxolone methyl
BXLS	Blackstone Life Sciences, LLC
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CKD	Chronic kidney disease
COVID-19	Coronavirus disease
CRO	Contract research organization
DPNP	Diabetic peripheral neuropathic pain
eGFR	Estimated glomerular filtration rate
EMA	European Medicines Agency
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FASB	Financial Accounting Standards Board
FDA	United States Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GFR	Glomerular filtration rate
IgAN	IgA nephropathy
IRS	Internal Revenue Service
ITT	Intent to treat
Kyowa Kirin	Kyowa Kirin Co., Ltd.
MAA	Marketing Authorization Application
mFARS	Modified Friedreich’s Ataxia Rating Scale
MHLW	Japanese Ministry of Health, Labour and Welfare
mITT	Modified ITT
NDA	New Drug Application
PDUFA	Prescription Drug User Fee Act
PK	Pharmacokinetic
Registrational trial

An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required

REMS	Risk Evaluation and Mitigation Strategies
RSU	Restricted Stock Unit
SAE	Serious adverse event
SEC	U.S. Securities and Exchange Commission
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD
UACR	Urinary albumin-to-creatinine ratio
U.S. GAAP	Accounting principles generally accepted in the United States

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$713,212	$818,150
Prepaid expenses and other current assets	8,450	6,960
Income tax receivable	—	22,228
Total current assets	721,662	847,338
Property and equipment, net	6,976	4,912
Other assets	3,209	5,348
Total assets	$731,847	$857,598
Liabilities and stockholders’ equity
Accounts payable	1,742	4,790
Accrued direct research liabilities	17,552	14,023
Other current liabilities	20,671	22,264
Payable to collaborators	78,759	73,437
Deferred revenue	2,561	4,688
Total current liabilities	121,285	119,202
Other long-term liabilities	4,819	5,511
Liability related to sale of future royalties, net	349,766	315,454
Total noncurrent liabilities	354,585	320,965
Commitments and contingencies
Stockholders’ equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 31,472,040 and 31,109,154 at September 30, 2021 and December 31, 2020, respectively	31	31
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 4,919,249 and 5,044,931 at September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,426,187	1,375,640
Accumulated deficit	(1,170,246)	(958,245)
Total stockholders’ equity	255,977	417,431
Total liabilities and stockholders’ equity	$731,847	$857,598

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Collaboration revenue
License and milestone	$5,529	$1,182	$7,127	$3,519
Other revenue	1,862	219	3,430	2,308
Total collaboration revenue	7,391	1,401	10,557	5,827
Expenses
Research and development	39,430	37,183	114,377	121,620
General and administrative	25,736	18,314	68,440	55,701
Depreciation	320	289	880	851
Total expenses	65,486	55,786	183,697	178,172
Other income (expense), net	(13,751)	(11,164)	(39,530)	(31,967)
Loss before taxes on income	(71,846)	(65,549)	(212,670)	(204,312)
Benefit from taxes on income	—	93	669	22,336
Net loss	$(71,846)	$(65,456)	$(212,001)	$(181,976)
Net loss per share—basic and diluted	$(1.97)	$(1.94)	$(5.84)	$(5.45)
Weighted-average number of common shares used in net loss per share basic and diluted	36,387,560	33,713,507	36,297,766	33,401,599

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Three Months Ended September 30, 2021
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	31,454,329	$31	4,924,479	$5	$1,412,193	$(1,098,400)	$313,829
Net loss	—	—	—	—	—	(71,846)	(71,846)
Compensation expense related to stock options	—	—	—	—	13,657	—	13,657
Exercise of options	—	—	10,302	—	337	—	337
Issuance of common stock upon vesting of restricted stock units	—	—	2,179	—	—	—	—
Conversion of common stock Class B to Class A	17,711	—	(17,711)	—	—	—	—
Balance at September 30, 2021	31,472,040	$31	4,919,249	$5	$1,426,187	$(1,170,246)	$255,977

	Nine Months Ended September 30, 2021
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	31,109,154	$31	5,044,931	$5	$1,375,640	$(958,245)	$417,431
Net loss	—	—	—	—	—	(212,001)	(212,001)
Compensation expense related to stock options	—	—	—	—	41,580	—	41,580
Exercise of options	—	—	229,543	—	8,967	—	8,967
Issuance of common stock upon vesting of restricted stock units	—	—	7,661	—	—	—	—
Conversion of common stock Class B to Class A	362,886	—	(362,886)	—	—	—	—
Balance at September 30, 2021	31,472,040	$31	4,919,249	$5	$1,426,187	$(1,170,246)	$255,977

	Three Months Ended September 30, 2020
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	28,526,532	$29	5,058,319	$5	$1,058,606	$(827,013)	$231,627
Net loss	—	—	—	—	—	(65,456)	(65,456)
Compensation expense related to stock options	—	—	—	—	11,580	—	11,580
Exercise of options	—	—	293,836	—	8,093	—	8,093
Conversion of common stock Class B to Class A	307,063	—	(307,063)	—	—	—	—
Balance at September 30, 2020	28,833,595	$29	5,045,092	$5	$1,078,279	$(892,469)	$185,844

	Nine Months Ended September 30, 2020
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	27,878,550	$28	5,318,157	$5	$967,317	$(710,493)	$256,857
Net loss	—	—	—	—	—	(181,976)	(181,976)
Compensation expense related to stock options	—	—	—	—	45,684	—	45,684
Exercise of options	—	—	341,187	—	9,879	—	9,879
Conversion of common stock Class B to Class A	614,252	1	(614,252)	—	—	—	1
Issuance of Common Stock	340,793	—	—		55,399		55,399
Balance at September 30, 2020	28,833,595	$29	5,045,092	$5	$1,078,279	$(892,469)	$185,844

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30
	2021	2020
Operating activities
Net loss	$(212,001)	$(181,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	880	851
Amortization of debt issuance costs and imputed interest	5,322	5,850
Non-cash interest expense on liability related to sale of future royalty	34,312	11,077
Stock-based compensation expense	41,580	45,684
Loss on extinguishment of debt	—	11,183
Gain on lease termination	—	(816)
Changes in operating assets and liabilities:
Income tax receivable and payable	22,228	(22,203)
Prepaid expenses, other current assets and other assets	(1,471)	150
Accounts payable	(3,117)	7,033
Accrued direct research, other current and long-term liabilities	1,625	(514)
Payable to collaborators	—	(150,000)
Deferred revenue	(2,127)	(3,519)
Net cash used in operating activities	(112,769)	(277,200)
Investing activities
Purchases of property and equipment	(1,136)	(539)
Net cash used in investing activities	(1,136)	(539)
Financing activities
Proceeds from issuance of common stock, net	—	55,398
Payments on long-term debt	—	(167,170)
Exercise of options	8,967	9,879
Proceeds from sale of future royalties, net	—	293,571
Net cash provided by financing activities	8,967	191,678
Net decrease in cash and cash equivalents	(104,938)	(86,061)
Cash and cash equivalents at beginning of year	818,150	664,324
Cash and cash equivalents at end of period	$713,212	$578,263
Supplemental disclosures
Cash paid for interest	$—	$8,021
Non-cash activity:
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$4,239	$2,282

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

The Company’s mission is to identify, develop, and commercialize innovative therapies that change patients’ lives for the better.  The Company focuses on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  The Company’s lead programs are in rare forms of chronic kidney disease (CKD) and a rare neurological disease, and its lead product candidates are bardoxolone methyl (bardoxolone) in patients with CKD caused by Alport syndrome and omaveloxolone in patients with a neurological disorder called Friedreich’s ataxia (FA).  The Company has an NDA under review with the FDA for bardoxolone in patients with CKD caused by Alport syndrome and plans to file an NDA for omaveloxolone in patients with FA.  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, the Company believes bardoxolone, omaveloxolone, and our next-generation Nrf2 activators have many potential clinical applications.  Reata possesses exclusive, worldwide rights to develop, manufacture, and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (Kyowa Kirin).

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  The consolidated balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

3. Collaboration Agreements

Subsequent to the 2019 reacquisition of certain rights originally licensed to AbbVie Inc. (AbbVie) (see AbbVie below), the Company’s collaboration revenue and deferred revenue have been generated primarily from licensing fees and reimbursements for expenses received under our exclusive license with Kyowa Kirin (the Kyowa Kirin Agreement).

Kyowa Kirin

In December 2009, the Company entered into an exclusive license with Kyowa Kirin to develop and commercialize bardoxolone in the licensed territory.  The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $35.0 million and additional development and commercial milestone payments.  As of September 30, 2021, the Company has received $50.0 million related to regulatory development milestone payments from Kyowa Kirin and has the potential in the future to achieve another $47.0 million from regulatory milestones and $140.0 million from commercial milestones. The Company also has the potential to achieve tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by Kyowa Kirin in the licensed territory.  The Company is participating on a joint steering committee with Kyowa Kirin to oversee the development and commercialization activities related to bardoxolone.  Any future milestones and royalties received are subject to mid to lower single digit percent declining tiered commissions to certain consultants as compensation for negotiations of the Kyowa Kirin Agreement.

The up-front payment and regulatory milestones are accounted for as a single unit of accounting. The Company regularly evaluates its remaining performance obligation under the Kyowa Kirin Agreement. Accordingly, revenue may fluctuate from period to period due to changes to its estimated performance obligation period and variable considerations.  The Company began recognizing revenue related to the up-front payment upon execution of the Kyowa Kirin Agreement.

In March 2021, the Company’s performance obligation period under the Kyowa Kirin Agreement was extended to June 2022, which decreased quarterly revenue recognition by approximately $0.4 million prospectively.

On July 27, 2021, Kyowa Kirin, submitted an NDA in Japan to the Ministry of Health, Labour and Welfare (MHLW) for bardoxolone for improvement of renal function in patients with Alport syndrome.  Based on this submission, the Company earned a $5.0 million milestone payment, variable consideration previously considered constrained, under the Kyowa Kirin Agreement. As a result, the Company recorded $4.7 million in collaboration revenue, a cumulative catch-up for the portion of this milestone that was satisfied in prior periods, and $0.3 million in deferred revenue that will be recognized over the remaining performance obligation period, ending in June 2022.

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

In October 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement.  In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, of which total payments of $250.0 million have been made as of September 30, 2021, with the remaining $80.0 million payable on November 30, 2021.  Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators. The execution of the Reacquisition Agreement ended our performance obligations under the Collaboration Agreement.

The Company recognized interest expense related to the Reacquisition Agreement of approximately $1.8 million and $1.7 million, during the three months ended September 30, 2021 and 2020, respectively, and $5.3 million and $4.9 million during the nine months ended September 30, 2021 and 2020, respectively.  As of September 30, 2021, the Company’s payable to collaborators was $80.0 million, with a present value of $78.8 million.

4. Term Loan

On October 9, 2019, the Company entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the Amended Restated Loan Agreement), under which it borrowed $155.0 million as of December 20, 2019.  On June 24, 2020, the Company paid off the total outstanding balance of the term loans under the Amended Restated Loan Agreement (Term Loans) prior to the maturity date.  The payoff consisted of (i) the outstanding principal balance of $155.0 million, (ii) exit fees of $6.7 million, which has been partially accrued up to the date of repayment, (iii) prepayment fees of $5.4 million, and (iv) accrued and unpaid interest of $1.0 million.  At the time of payoff, all liabilities and obligations under the Amended Restated Loan Agreement were terminated. The Company recognized approximately $0 million and $8.3 million in interest expense, during the three months and nine months ended September 30, 2020, respectively.  No interest expense was recognized in 2021 as the term loan was paid off in June 2020.

5. Liability Related to Sale of Future Royalties

On June 24, 2020, the Company closed on the Development and Commercialization Funding Agreement with an affiliate of Blackstone Life Sciences, LLC (BXLS), which provides funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease (ADPKD), and certain other rare CKD indications in return for future royalties (the Development Agreement).  The Development Agreement includes a $300.0 million payment by an affiliate of BXLS in return for various percentage royalty payments on worldwide net sales of bardoxolone, once approved in the United States or certain specified European countries, by Reata and its licensees, other than Kyowa Kirin.  The royalty percentage will initially be in the mid-single digits and, in future years, can vary between higher-mid single digit percentages to low-single digit percentages depending on various milestones, including indication approval dates, cumulative royalty payments, and cumulative net sales.  Pursuant to the Development Agreement, we have granted BXLS a security interest in substantially all of our assets.

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

The following table shows the activity within the liability related to sale of future royalties for the nine months ended September 30, 2021:

Liability Related to Sale of Future Royalties
(in thousands)
Balance at December 31, 2020	$316,305
Non-cash interest expense recognized	34,263
Balance at September 30, 2021	350,568
Less: Unamortized transaction cost	(802)
Carrying value at September 30, 2021	$349,766

6. Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
	(in thousands)
Other income (expense), net
Investment income	$38	$104	$130	$2,660
Interest expense	(1,835)	(1,671)	(5,322)	(13,183)
Non-cash interest expense on liability related to sale of future royalty	(11,958)	(10,413)	(34,312)	(11,077)
Other income (expense)	4	816	(26)	816
Loss on extinguishment of debt	—	—	—	(11,183)
Total other income (expense), net	$(13,751)	$(11,164)	$(39,530)	$(31,967)

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

Other income of $0.8 million recorded in the three and nine months ended September 30, 2020 related to a gain on the Company’s lease termination due to the bankruptcy filing of its lessor.

Loss on Extinguishment of Debt

In June 2020, the Company paid off the Term Loans and recorded a loss on the extinguishment of debt of $11.2 million, which consisted primarily of prepayment fees, exit fees and unamortized debt issuance costs.

7. Leases

The Company’s headquarters are located in Plano, Texas, where it leases approximately 122,000 square feet of office space, with lease terms extending through June 30, 2022 with an option to renew up to three months. The Company leases additional office and laboratory space of approximately 34,890 square feet located in Irving, Texas, with lease terms extending through October 31, 2022 with an option to renew up to six months.

The Company has elected to net the amortization of the right-of-use assets and the reduction of the lease liabilities principal in accrued direct research and other current and long-term liabilities in the consolidated statements of cash flows.  During the three and nine months ended September 30, 2021, cash paid for amounts included for the measurement of lease liabilities was $0.8 million and $2.4 million, respectively.  During the three and nine months ended September 30, 2021, the Company recorded operating lease expense of $0.8 million and $2.4 million, respectively.

Supplemental balance sheet information related to the Company’s operating leases is as follows:

		As of September 30,
	Balance Sheet Classification	2021	2020
		(in thousands, except for years and percentage data)
Non-current right-of-use assets	Other assets	$3,068	$1,167
Current lease liabilities	Other current liabilities	$3,160	$564
Non-current lease liabilities	Other long-term liabilities	$57	$705

Weighted-average remaining lease term (in years)		1.0	2.1
Weighted-average discount rate		8.1%	9.6%

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of September 30, 2021
(in thousands)
2021 (remaining three months)	$795
2022	2,570
Total lease payments	3,365
Less: Imputed interest	(148)
Present value of lease liabilities	$3,217

The Company has an additional lease of a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years.  The Company entered into the lease agreement on October 15, 2019 (the 2019 Lease Agreement), and at the Company’s option, it may renew the lease for two consecutive five-year renewal periods or one ten-year renewal period.  The Company does not have control of the space or the construction prior to completion of construction.  Therefore, no right-of-use or lease liabilities were recorded in connection with the 2019 Lease Agreement as of September 30, 2021.  Under the First Amendment to the Lease Agreement executed in May 2020, the landlord will fund the Company’s leasehold improvements up to $31.3 million, of which the Company has recorded a leasehold incentive obligation of approximately $4.1 million as other long-term liabilities as of September 30, 2021.  The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million, which may increase in certain circumstances.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, the Company will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

8. Income Taxes

On March 27, 2020, the United States enacted the CARES Act.  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and to provide assistance to individuals, families, and businesses affected by COVID-19.  Accordingly, under its provisions, in March 2020, the Company recognized tax benefits and receivables totaling $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year, which had previously been fully reserved by its valuation allowance.  During the second quarter of 2021, the Company received a total of $22.9 million from the IRS, comprising $22.2 million of the income tax receivable plus $0.7 million in interest.

The following table summarizes income tax (benefit) expense and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
	(in thousands, except for percentage data)
Income tax (benefit) expense	$—	$93	$669	$22,336
Effective income tax rate	0.0%	0.1%	0.3%	10.9%

The Company’s effective tax rate for the three months and nine months ended September 30, 2021, varies with the statutory rate primarily due to changes in the valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences.  The Company has recorded valuation allowances against the majority of its deferred tax assets as of September 30, 2021, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

9. Stock-Based Compensation

The following table summarizes time-based and performance-based stock compensation expense reflected in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
	(in thousands)
Research and development	$5,403	$4,279	$17,474	$23,322
General and administrative	8,254	7,301	24,106	22,362
Total stock compensation expense	$13,657	$11,580	$41,580	$45,684

Restricted Stock Units (RSUs)

The following table summarizes RSU activity as of September 30, 2021, under the Second Amended and Restated Long Term Incentive Plan (LTIP Plan) agreement:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	108,551	$115.54
Granted	301,366	120.25
Vested	(7,661)	174.67
Forfeited	(34,710)	127.57
Outstanding at September 30, 2021	367,546	$117.03

As of September 30, 2021, total unrecognized compensation expense related to RSU and performance-based RSUs awards that were deemed probable of vesting was approximately $10.1 million, which excludes 278,100 shares of unvested performance-based RSUs that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $31.4 million.

Stock Options

The following table summarizes stock option activity as of September 30, 2021, under the LTIP Plan and standalone option agreements:

	Number of Options	Weighted- Average Price
Outstanding at January 1, 2021	4,306,269	$79.47
Granted	914,179	123.78
Exercised	(229,543)	39.09
Forfeited	(237,872)	126.23
Expired	(47,518)	203.57
Outstanding at September 30, 2021	4,705,515	$86.43
Exercisable at September 30, 2021	2,637,621	$53.51

Stock-based compensation expense for the nine months ended September 30, 2021 included accelerated recognition of expense of $1.4 million, due to modifications of outstanding stock options as a result of an employee who entered into a consulting agreement at the termination of employment, which was considered to be non-substantive services.

As of September 30, 2021, total unrecognized compensation expense related to stock options was approximately $106.6 million, which excludes 479,350 shares of unvested performance-based stock options that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $48.5 million.

The total intrinsic value of all outstanding options and exercisable options as of September 30, 2021 was $176.8 million and $151.7 million, respectively.

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,705,515 and 4,560,002 shares as of September 30, 2021 and 2020, respectively.

10. Employee Benefit Plans

In 2010, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees (the Plan).  The Plan is administered under the “safe harbor” provision of ERISA.  Under the Plan, an eligible employee may elect to contribute a percentage of their salary on a pre-tax basis, subject to federal statutory limitations.  Beginning in January 2019, the Company implemented a discretionary employer matching contribution of $1.00 for every $1.00 contributed by a participating employee up to $6,000 and $5,000 annually in 2021 and 2020, respectively, which such matching contributions become fully vested after four years of service.  The Company recorded expense of $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively, which includes the Company’s contributions and administrative costs.

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

Patel Litigation

On October 15, 2020, Toshif Patel (the Plaintiff) filed a complaint for alleged violation of federal securities laws against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Eastern District of Texas.  The complaint purports to bring a federal securities class action on behalf of a class of persons who acquired the Company’s common stock between October 15, 2019 and August 7, 2020.  The complaint alleges, among other things, that the defendants made false and misleading statements regarding the sufficiency of its MOXIe Part 2 study results to support a single study marketing approval of omaveloxolone for the treatment of FA in the United States.  The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified compensatory damages and interest, costs, and expenses, including counsel fees and expert fees. On September 27, 2021, the plaintiff voluntarily dismissed the case with prejudice.

Indemnifications

ASC 460, Guarantees, requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal.  Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2021.

The Company has certain agreements with licensors, licensees, collaborators, and vendors that contain indemnification provisions.  In such provisions, the Company typically agrees to indemnify the licensor, licensee, collaborator, or vendor against certain types of third-party claims.  The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated.  There were no accruals for expenses related to indemnification issues for any period presented.

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

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  Our lead programs are in rare forms of CKD and a rare neurological disease.  We have an NDA under review with the FDA for bardoxolone in patients with CKD caused by Alport syndrome and plan to file an NDA for omaveloxolone in patients with a neurological disorder called Friedreich’s ataxia (FA).  Both bardoxolone and omaveloxolone activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe bardoxolone and omaveloxolone have many potential clinical applications.  We possess exclusive, worldwide rights to develop, manufacture, and commercialize bardoxolone, omaveloxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin.

Recent Key Developments

Bardoxolone in Patients with CKD Caused by Alport Syndrome

In April 2021, the FDA accepted for filing the NDA for bardoxolone for the treatment of patients with CKD caused by Alport syndrome, which is currently under review by the FDA.  The FDA completed a bioresearch monitoring inspection of Reata.  We did not receive any observations.

We also completed a mid-cycle communication meeting with the FDA and were advised that an Advisory Committee meeting is scheduled for December 8, 2021.  The Prescription Drug User Fee Act (PDUFA) date, the FDA action date for the application, is scheduled for February 25, 2022.

We are pursuing marketing approvals outside of the United States.  On October 28, 2021, we announced our submission of our Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) for marketing approval of bardoxolone for the treatment of CKD caused by Alport syndrome in the European Union.  On July 27, 2021, Kyowa Kirin, our strategic collaborator in CKD in Japan, submitted an NDA in Japan to the Ministry of Health, Labour and Welfare (MHLW) for bardoxolone for improvement of renal function in patients with Alport syndrome, which is currently under review.

Bardoxolone in Patients with Autosomal Dominant Polycystic Kidney Disease (ADPKD)

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo.  The study is enrolling patients in a broad range of ages, 18 to 70 years old, with an estimated glomerular filtration rate (eGFR) between 30 to 90 mL/min/1.73 m2.  We are preparing a protocol amendment for FALCON following the Type B meeting with the FDA regarding the ADPKD development program as outlined in our Quarterly Report on Form 10-Q for the second quarter of 2021 and as follows.  The primary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 104.  We increased the sample size from 550 to 700 patients to account for this dilution in the treatment effect.

Patients will be treated with bardoxolone or placebo for 100 weeks followed by a four-week withdrawal period.  There will be no off-treatment period from Week 48 to Week 52.  The trial will remain blinded until study completion.  The key secondary endpoint is the eGFR change from baseline versus placebo at Week 100.

More than 450 patients are currently enrolled in the study, and we expect to complete enrollment by the middle of 2022.

Bardoxolone in Patients with CKD at Risk of Rapid Progression

MERLIN is a multi-center, double-blind, placebo-controlled, Phase 2 trial to evaluate the safety and efficacy of bardoxolone in patients at risk of rapidly progressing CKD due to multiple etiologies including IgA Nephropathy (IgAN), focal segmental glomerulosclerosis (FSGS), type 1 diabetic CKD (T1D CKD), type 2 diabetic CKD (T2D CKD), hypertensive CKD, and others.  The primary endpoint of the trial is change in eGFR from baseline to Week 12.  We have completed enrollment in the MERLIN trial and expect to have top-line data in the first quarter of 2022.  If the results of this study are positive, we would potentially proceed to a larger Phase 3 trial with similar eligibility criteria.  Patients at risk for rapid progression experience a significant risk of progressing to end-stage kidney disease (ESKD) and are a population with high unmet need across multiple forms of CKD.

Omaveloxolone in Patients with Friedreich’s Ataxia (FA)

On September 30, 2021, we announced that we completed our pre-NDA meeting with the FDA for omaveloxolone for the treatment of patients with FA.  The purpose of the pre-NDA meeting was to discuss the content of Reata’s planned NDA submission for full approval for omaveloxolone for the treatment of FA.  We are not planning to conduct a second pre-approval clinical study prior to the NDA submission.  In response to our questions about the contents of the filing, and because of the seriousness of the indication, the FDA exercised its discretion, subject to review, to permit us to submit the results of certain clinical pharmacology and nonclinical studies after approval.  We continue to work with the FDA as we finalize the NDA package for submission during the first quarter of 2022.

Update on Adjustments to Operations Due to COVID-19

We continue to closely monitor and adhere to COVID-19 guidance issued by local, state, and national authorities.  Since May 2021, we have permitted employees to voluntarily return to the office on flexible work schedules.  Due to the current Covid-19 pandemic situation, we have not committed to a formal return to the office date and are asking employees to continue to work with management on schedules that meet both Reata’s and the employee’s needs.  Pandemic management protocols remain in place for those who do attend either campus.

Background: Our Programs

The following chart outlines each of our programs by indication and phase of development:

In addition, Kyowa Kirin, our strategic collaborator in CKD, is currently conducting its registrational trial of bardoxolone in diabetic (type 1 and 2) CKD in Japan.  Kyowa Kirin completed patient enrollment in this trial in June 2019.

*NDA under review.  NDA accepted for filing on April 26, 2021, with a PDUFA date of February 25, 2022.

**NDA submission planned for 1Q 2022.

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

In November 2020, we announced that the Phase 3 CARDINAL study met its primary and key secondary endpoints at the end of Year 2.  The Phase 3 portion of CARDINAL was an international, multi-center, double-blind, placebo-controlled, randomized registrational trial that enrolled 157 patients with CKD caused by Alport syndrome at approximately 50 study sites in the United States, Europe, Japan, and Australia.  Patients were randomized one-to-one to bardoxolone or placebo.

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

Additionally, an update on results from EAGLE was provided during ASN Kidney Week 2021, which was held virtually from November 4 - 7, 2021.  EAGLE is an ongoing, international, multi-center, open-label, extended access trial evaluating the longer-term safety and tolerability of bardoxolone in patients with CKD caused by Alport syndrome who participated in the CARDINAL trial or patients with ADPKD who participated in the FALCON trial.

The change from baseline eGFR was evaluated for the patients with Alport syndrome who were treated with bardoxolone for up to three years (two years in CARDINAL and one year in EAGLE), with four-week off-treatment periods occurring at Weeks 48 and 100.  Mean increases in eGFR were observed in patients who previously received placebo and initiated treatment with bardoxolone in EAGLE.  Patients who previously received bardoxolone for two years in CARDINAL also continued to experience mean increases in eGFR in their third year of treatment.

For the 19 patients randomized to bardoxolone in CARDINAL who completed 48 weeks in EAGLE (bardoxolone-to-bardoxolone group), bardoxolone treatment resulted in a mean change from baseline in eGFR (relative to original CARDINAL Phase 3 baseline) of 7.8 mL/min/1.73 m2 at Year 1, 8.6 mL/min/1.73 m2 at Year 2, and 6.2 mL/min/1.73 m2 at Year 3.  This sustained improvement of kidney function is notable when compared to the CARDINAL study population’s expected yearly eGFR decline of 5.1 mL/min/1.73 m2, which was calculated based on five-year historical eGFR data collected before patients entered the study.

The change from baseline eGFR was also evaluated at Week 12, Week 24, and Week 48 relative to Day 0 (before treatment) in EAGLE.  The bardoxolone-to-bardoxolone and placebo-to-bardoxolone groups experienced similar increases in eGFR at all time points.

Mean ± SD eGFR Change (mL/min/1.73 m2)	Week 12	Week 24	Week 48
Placebo to Bardoxolone (n=46)	n=28 12.4 ± 11.9	n=14 9.3 ± 14.7	n=8 8.4 ± 11.5
Bardoxolone to Bardoxolone (n=50)	n=39 8.8 ± 15.3	n=30 9.9 ± 14.0	n=19 7.3 ± 8.8

In April 2021, the FDA accepted for filing the NDA for bardoxolone for the treatment of patients with CKD caused by Alport syndrome, which is currently under review by the FDA.  The FDA completed a bioresearch monitoring inspection of Reata.  We did not receive any observations.

We also completed a mid-cycle communication meeting with the FDA and were advised that an Advisory Committee meeting is scheduled for December 8, 2021.  The PDUFA date, the FDA action date for the application, is scheduled for February 25, 2022.

Ex-U.S. Updates for Bardoxolone in Patients with CKD Caused by Alport Syndrome

We are pursuing marketing approvals outside of the United States.  On October 28, 2021, we announced our submission of our MAA with the EMA for marketing approval of bardoxolone for the treatment of CKD caused by Alport syndrome in the European Union.

On July 27, 2021, Kyowa Kirin, our partner in Japan, submitted an NDA in Japan to the MHLW for bardoxolone for improvement of renal function in patients with Alport syndrome.  Based on this submission, we earned a $5 million milestone payment under the Kyowa Kirin Agreement related to this event, which we received and recognized in the third quarter of 2021.  If approved for commercial sales, Kyowa Kirin is required to pay us royalties on net sales of bardoxolone in its territory ranging from the low teens to the low 20% range depending on the country of sale and the amount of annual net sales.

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

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled Phase 3 trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo.  The study is enrolling patients in a broad range of ages, 18 to 70 years old, with an eGFR between 30 to 90 mL/min/1.73 m2.  We are preparing a protocol amendment for FALCON following the Type B meeting with the FDA regarding the ADPKD development program as outlined in our Quarterly Report on Form 10-Q for the second quarter of 2021 and as follows.  The primary endpoint is the off-treatment eGFR change from baseline versus placebo at Week 104.  The changed primary endpoint includes data at Week 104 for all patients irrespective of time off-treatment, instead of the off-treatment value four weeks after last dose.  Patients who discontinue treatment early will have shortened treatment exposure and longer off-treatment duration, which, therefore is expected to dilute the treatment effect.  We increased the sample size from 550 to 700 patients to account for this dilution in the treatment effect.

Patients will be treated with bardoxolone or placebo for 100 weeks followed by a four-week withdrawal period.  There will be no off-treatment period from Week 48 to Week 52.  The trial will remain blinded until study completion.  The key secondary endpoint is the eGFR change from baseline versus placebo at Week 100.  We will also add a Week 108 off-treatment eGFR analysis to the study.

More than 450 patients are currently enrolled in the study, and we expect to complete enrollment by the middle of 2022.

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

We have completed enrollment in the MERLIN trial.  We expect to have top-line data in the first quarter of 2022.  If the results of this study are positive, we would potentially proceed to a larger Phase 3 trial with similar eligibility criteria.  Patients at risk for rapid progression experience a significant risk of progressing to ESKD and are a population with high unmet need across multiple forms of CKD.

Both the FALCON and MERLIN trials draw from the results of our Phase 2 study called PHOENIX, an open-label, multi-center Phase 2 trial evaluating the safety and efficacy of bardoxolone in patients with ADPKD, IgAN, T1D CKD, or FSGS completed in 2019.  In each of these cohorts, patients treated with bardoxolone experienced a statistically significant mean increase from baseline in eGFR after 12 weeks of treatment.  The most commonly reported AE across all cohorts was muscle spasms, which were not associated with clinical signs or symptoms of muscle injury.  The overall rate of SAEs was low, with three patients reporting treatment-emergent SAEs, none of which were reported as related to bardoxolone.  We plan to pursue development opportunities in each of these rare and serious forms of CKD, maintaining our intent to expand the commercial indications for bardoxolone.

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

Our Phase 2 trial, called MOXIe, was a two-part, international, multi-center, randomized, double-blind, placebo-controlled registrational trial that studied the safety and efficacy of omaveloxolone in patients with FA.  Additionally, patients who completed the study and met eligibility requirements could participate in the MOXIe Extension during which investigators and patients remained blinded to prior treatment assignments.  In October 2019, we announced that Part 2 in patients with FA met its primary endpoint of change in Modified Friedreich’s Ataxia Rating Scale (mFARS) relative to placebo after 48 weeks of treatment.  Patients treated with omaveloxolone (150 mg/day) demonstrated a statistically significant, placebo-corrected 2.40 point mean improvement (decrease) in mFARS after 48 weeks of treatment (p=0.014).  Patients treated with omaveloxolone demonstrated improvement relative to placebo in every subcategory measured under mFARS.  Omaveloxolone treatment was generally reported to be well-tolerated.

The FDA provided us guidance that, although it did not have concerns with the reliability of the mFARS primary endpoint results from MOXIe Part 2, it was not convinced that the results from MOXIe Part 2, as a single study, were sufficient to support approval.  The FDA stated that we would need to conduct a second pivotal trial that confirms the mFARS results of MOXIe Part 2 with a similar magnitude of effect.  As an alternative, to increase the persuasiveness of MOXIe Part 2 results, we completed additional analyses, including the Delayed-Start Analyses.

During the first quarter of 2021, we submitted results from the Delayed-Start Analyses to the FDA.  These additional exploratory analyses analyzed data from MOXIe Part 2 and the MOXIe Extension.  In these analyses, parallel trajectories between the patients randomized to placebo (placebo-to-omaveloxolone group) and those randomized to omaveloxolone (omaveloxolone-to-omaveloxolone group) in the double-blind period from MOXIe Part 2 through 48 weeks in the MOXIe Extension could provide evidence of disease-modifying activity.  A total of 73 out of 75 (97%) patients without pes cavus who completed MOXIe Part 2 enrolled in the MOXIe Extension.  On September 10, 2021, we presented a poster at the International Parkinson and Movement Disorder Society Virtual Congress with an update to the Delayed-Start Analyses increasing from 9 to 13 patients in the placebo-to-omaveloxolone group and increasing from 11 to 17 patients in the omaveloxolone-to-omaveloxolone group.  A longitudinal analysis used to calculate annualized slopes incorporating all available data from the MOXIe Extension showed similar slopes in mFARS for the placebo-to-omaveloxolone group (0.29 ± 0.68 points per year) when compared to the omaveloxolone-to-omaveloxolone group (0.17 ± 0.61 points per year) with no significant difference between slopes (p=0.85).  The resulting parallel trajectories between both treatment groups are consistent with disease-modifying activity.

On September 30, 2021, we announced that we completed our pre-NDA meeting with the FDA for omaveloxolone for the treatment of patients with FA.  The purpose of the pre-NDA meeting was to discuss the content of Reata’s planned NDA submission for full approval for omaveloxolone for the treatment of FA. We are not planning to conduct a second pre-approval clinical study prior to the NDA submission. In response to our questions about the contents of the filing, and because of the seriousness of the indication, the FDA exercised its discretion, subject to review, to permit us to submit the results of certain clinical pharmacology and nonclinical studies after approval.  We continue to work with the FDA as we finalize the NDA package for submission during the first quarter of 2022.

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

Our Nrf2 activators reduced seizure frequency in refractory, progressive epilepsy models and restored mitochondrial function in patient biopsy samples and preclinical models of FA, ALS, familial and sporadic Parkinson’s disease, and frontotemporal dementia.  In clinical trials, improvements in neuromuscular function have been observed in FA patients treated with omaveloxolone as assessed by mFARS, and improvements in mitochondrial function, as measured by reductions in blood lactate and heart rate, have been observed in patients with primary mitochondrial disease.  Accordingly, we believe that omaveloxolone has the potential to treat a number of neurological and neuromuscular diseases that currently have few or no effective therapies, and we plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more of these diseases.

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

We completed a Phase 1 single and multiple ascending dose trial of oral, once-daily RTA 901 in healthy adult volunteers to evaluate the safety, tolerability, and pharmacokinetic (PK) profile.  The PK was linear up to the highest doses evaluated with a half-life ranging from two to nine hours, and exposures were easily achievable in 10-fold excess of those necessary for efficacy in multiple animal models.  No safety or tolerability concerns were reported.  Due to additional delays in clinical drug supply, we now plan to initiate additional Phase 1 studies to evaluate the PK and drug-drug interaction potential of RTA 901 in the first half of 2022 and a randomized, placebo-controlled Phase 2 study in diabetic peripheral neuropathic pain (DPNP) in the second half of 2022.

There are about four million patients with moderate to severe DPNP in the United States, and about two million adult patients diagnosed with DPNP seek treatment annually.  We are the exclusive licensee of RTA 901 and maintain worldwide commercial rights.

U.S. Commercial Readiness

We are actively building the necessary commercial infrastructure in the United States to effectively support the commercialization of our product candidates, bardoxolone for the treatment of patients with CKD caused by Alport syndrome and omaveloxolone for the treatment of patients with FA.  Our ability to launch bardoxolone and omaveloxolone is dependent on the acceptance and successful defense of an NDA and approval by the FDA.

The FDA has granted a PDUFA date of February 25, 2022 for bardoxolone for the treatment of patients with CKD caused by Alport syndrome. If approved, we anticipate that bardoxolone will be our first US product launch, and our commercial readiness efforts align with this date. In the United States, our commercial leadership team is in place. We are expanding quality and compliance functions to support commercialization and are building the organization, infrastructure, systems, and processes necessary for the launch of bardoxolone, including sales, marketing, market access, patient support, and distribution.  We recently hired a team of payer account directors focused on educating private and public payers about Alport syndrome, disease severity, and the need to treat diagnosed patients.  Their role is to facilitate coverage and reimbursement of bardoxolone for Alport syndrome upon approval.  We have hired our regional business directors who will be responsible for hiring our clinical sales specialists and for driving sales at approval.

Launch readiness efforts are underway for omaveloxolone for the treatment of patients with FA in the United States.  We are efficiently building core functions for our bardoxolone program to also support the planned launch of omaveloxolone for FA, including shared distribution, access and patient hub services, IT, insights, and analytics functions. Disease awareness efforts to help providers more quickly identify FA patients are underway, and we continue to engage with the patient community through multiple digital and social platforms.

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

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and Kyowa Kirin, from sales of our securities, secured loans, and a strategic financing from BXLS.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and Kyowa Kirin, from the Development Agreement with BXLS, and from reimbursements of expenses under the terms of our agreement with Kyowa Kirin.  We have incurred losses in each year since our inception, other than in 2014. As of September 30, 2021, we had $713.2 million of cash and cash equivalents and an accumulated deficit of $1,170.2 million. We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite contractual product development commitments and the potential to receive future payments from Kyowa Kirin, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Our license and milestone revenue has been generated primarily from the Kyowa Kirin Agreement, the AbbVie License Agreement, and the Collaboration Agreement and consists of upfront payments and milestone payments.  License revenue recorded with respect to the Kyowa Kirin Agreement, the AbbVie License Agreement, and the Collaboration Agreement consists solely of the recognition of deferred revenue.  Under our revenue recognition policy, collaboration revenue associated with upfront, non-refundable license payments received under our license and collaboration agreements are deferred and recognized ratably over the expected term of the performance obligations under each agreement.  Under the Reacquisition Agreement, we no longer have performance obligations under the AbbVie License Agreement and the Collaboration Agreement.  Under the Kyowa Kirin Agreement, we only expect to recognize the deferred revenue through mid-2022.

On July 27, 2021, Kyowa Kirin submitted an NDA in Japan to the MHLW for bardoxolone for improvement of renal function in patients with Alport syndrome.  Based on this submission, we earned a $5.0 million milestone payment, variable consideration previously considered constrained, under the Kyowa Kirin Agreement. As a result, we recorded $4.7 million in collaboration revenue, a cumulative catch-up for the portion of this milestone that was satisfied in prior periods, and $0.3 million in deferred revenue that will be recognized over the remaining performance obligation period, ending in June 2022.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through September 30, 2021, we have incurred a total of $1,048.3 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone. We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

Currently, Kyowa Kirin has allowed us to conduct clinical studies of bardoxolone in certain rare forms of kidney diseases in Japan and has reimbursed us the majority of the costs for our CARDINAL study in Japan and is paying for the costs of a certain number of patients as the in-country caretaker in our FALCON study in Japan.

The following table summarizes our research and development expenses incurred:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
	(in thousands)
Bardoxolone	$13,634	$14,113	$40,000	$37,765
Omaveloxolone	3,475	5,770	6,429	20,711
RTA 901	1,164	1,527	4,991	3,489
Other research and development expenses	21,157	15,773	62,957	59,655
Total research and development expenses	$39,430	$37,183	$114,377	$121,620

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

Benefit from Taxes on Income

Benefit from taxes on income consists of net loss, taxed at federal tax rates and adjusted for certain permanent differences. Realization of deferred tax assets is generally dependent upon future earnings by jurisdiction, of which the timing and amount are uncertain for the majority of our deferred tax assets, and valuation allowances are maintained against them.  Changes in valuation allowances also affect the tax provision.

Results of Operations

Comparison of the Three Months Ended September 30, 2021, and 2020 (unaudited)

The following table sets forth our results of operations for the three months ended September 30:

	2021	2020	Change $	Change %
	(in thousands, except for percentage data)
Collaboration revenue
License and milestone	$5,529	$1,182	$4,347	368
Other revenue	1,862	219	1,643	**
Total collaboration revenue	7,391	1,401	5,990	428
Expenses
Research and development	39,430	37,183	2,247	6
General and administrative	25,736	18,314	7,422	41
Depreciation	320	289	31	11
Total expenses	65,486	55,786	9,700	17
Other income (expense), net	(13,751)	(11,164)	(2,587)	(23)
Loss before taxes on income	(71,846)	(65,549)	(6,297)	(10)
Benefit from taxes on income	—	93	(93)	(100)
Net loss	$(71,846)	$(65,456)	$(6,390)	(10)

** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 75% and 84% of total revenue for the three months ended September 30, 2021 and 2020, respectively, and consisted of the recognition of Kyowa Kirin deferred revenue.  The increase in license and milestone revenue is primarily due to the achievement of a regulatory milestone, variable consideration previously considered constrained, under the Kyowa Kirin Agreement.  As a result, we recorded $4.7 million in collaboration revenue, a cumulative catch-up for the portion of this milestone that was satisfied in prior periods.

Other revenue increased during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to an increase in reimbursements of expenses from Kyowa Kirin for manufacturing expenses incurred.

Expenses

The following table summarizes our expenses, as a percentage of total expenses, for the three months ended September 30:

	2021	% of Total Expenses	2020	% of Total Expenses
	(in thousands, except for percentage data)
Research and development	$39,430	60%	$37,183	66%
General and administrative	25,736	39%	18,314	33%
Depreciation	320	1%	289	1%
Total expenses	$65,486		$55,786

Research and Development Expenses

Research and development expenses increased by $2.2 million, or 6%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.  The increase was primarily due to increased personnel and personnel-related costs to support the product development activities, offset by a decrease in spend related to manufacturing activities of omaveloxolone.

Research and development expenses, as a percentage of total expenses, was 60% and 66% for the three months ended September 30, 2021 and 2020, respectively.  The decrease of 6% was due to the proportionately larger increase in general and administrative expenses, which was primarily due to increased commercial readiness activities.

General and Administrative Expenses

General and administrative expenses increased by $7.4 million, or 41%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to increased spend related to commercial readiness activities and personnel and personnel-related costs to support growth in our development activities.

General and administrative expenses, as a percentage of total expenses, was 39% and 33%, for the three months ended September 30, 2021 and 2020, respectively. The increase of 6% was due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net increased by $2.6 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.  The increase was primarily due to an increase in non-cash interest expense on liability related to the sale of future royalties.

Benefit from Taxes on Income

Benefit from taxes on income was immaterial for the three months ended September 30, 2021 and 2020.

Comparison of the Nine Months Ended September 2021, and 2020 (unaudited)

The following table sets forth our results of operations for the nine months ended September 30:

	2021	2020	Change $	Change %
	(in thousands, except for percentage data)
Collaboration revenue
License and milestone	$7,127	$3,519	$3,608	103
Other revenue	3,430	2,308	1,122	49
Total collaboration revenue	10,557	5,827	4,730	81
Expenses
Research and development	114,377	121,620	(7,243)	(6)
General and administrative	68,440	55,701	12,739	23
Depreciation	880	851	29	3
Total expenses	183,697	178,172	5,525	3
Other income (expense), net	(39,530)	(31,967)	(7,563)	(24)
Loss before taxes on income	(212,670)	(204,312)	(8,358)	(4)
Benefit from taxes on income	669	22,336	(21,667)	(97)
Net loss	$(212,001)	$(181,976)	$(30,025)	(16)

** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 68% and 60% of total revenue for the nine months ended September 30, 2021 and 2020, respectively, and consisted of the recognition of Kyowa Kirin deferred revenue.  The increase in license and milestone revenue is primarily due to the achievement of a regulatory milestone, variable consideration previously considered constrained, under the Kyowa Kirin Agreement. As a result, we recorded $4.7 million in collaboration revenue, a cumulative catch-up for the portion of this milestone that was satisfied in prior periods.

Other revenue increased in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to increase in reimbursements of expenses from Kyowa Kirin for manufacturing expenses incurred.

Expenses

The following table summarizes our expenses, as a percentage of total expenses, for the nine months ended September 30:

	2021	% of Total Expenses	2020	% of Total Expenses
	(in thousands, except for percentage data)
Research and development	$114,377	62%	$121,620	68%
General and administrative	68,440	37%	55,701	31%
Depreciation	880	1%	851	1%
Total expenses	$183,697		$178,172

Research and Development Expenses

Research and development expenses decreased by $7.2 million, or 6%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.  The decrease was primarily due to decreased manufacturing activities related to omaveloxolone, offset by increased clinical activities related to bardoxolone and RTA 901.  The remaining changes included decreased stock-based compensation expense due to accelerated expense recognized during 2020, offset by an increase in personnel and personnel-related costs to support our product development activities.

Research and development expenses, as a percentage of total expenses, was 62% and 68% for the nine months ended September 30, 2021 and 2020, respectively.  The decrease of 6% was due to the proportionately larger increase in general and administrative expenses, which was primarily due to commercial readiness activities.

General and Administrative Expenses

General and administrative expenses increased by $12.7 million, or 23%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to increased spend related to commercial readiness activities, personnel and personnel-related costs to support growth in our development activities, and insurance premiums.

General and administrative expenses, as a percentage of total expenses, was 37% and 31%, for the nine months ended September 30, 2021 and 2020, respectively. The increase of 6% was due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net increased by $7.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.  The increase was primarily due to increased non-cash interest expense on liability related to the sale of future royalties and decreased interest income earned due to lower market rates, offset by decreased interest expense and loss on extinguishment of debt due to the payoff on our Term Loans in 2020.

Benefit from Taxes on Income

Benefit from taxes on income decreased by $21.7 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to a tax benefit recognized in 2020 related to a carryback claim associated with the CARES Act.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, secured loans, and the sale of future royalties.  Through September 30, 2021, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $785.0 million from payments under license and collaboration agreements. We also obtained $1,222.1 million in net proceeds from our initial public offering, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, and $299.0 million in net proceeds from the sale of future royalties under the Development Agreement.  We have not generated any revenue from the sale of any products.  As of September 30, 2021, we had available cash and cash equivalents of approximately $713.2 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the nine months ended September 30:

	2021	2020
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(112,769)	$(277,200)
Investing activities	(1,136)	(539)
Financing activities	8,967	191,678
Net change in cash and cash equivalents	$(104,938)	$(86,061)

Operating Activities

Net cash used in operating activities was $112.8 million for the nine months ended September 30, 2021, consisting primarily of a net loss of $212.0 million adjusted for non-cash items including stock-based compensation expense of $41.6 million, non-cash interest expense on liability related to sale of future royalty of $34.3 million, depreciation, amortization of issuance costs, and imputed interest expense of $6.2 million, and a net decrease in operating assets and liabilities of $17.1 million.  The significant items in the change in operating assets that impacted our use of cash in operations include a decrease of $22.2 million in income tax receivable due to the receipt of a CARES Act refund, a decrease of $3.1 million in accounts payable due to timing of payments, and a decrease in deferred revenue of $2.1 million.

Net cash used in operating activities was $277.2 million for the nine months ended September 30, 2020, consisting primarily of a net loss of $182.0 million adjusted for non-cash items including stock-based compensation expense of $45.7 million, loss on extinguishment of debt of $11.2 million, non-cash interest expense on liability related to the sale of future royalties of $11.1 million, depreciation and amortization expense of $6.7 million, and a net increase in operating assets and liabilities of $169.1 million.  The significant items in the change in operating assets that impacted our use of cash in operations were an increase in income tax receivable of $22.2 million and a decrease in payable to collaborators of $150.0 million for a payment made on June 30, 2020 under the Reacquisition Agreement.

Investing Activities

Net cash used in investing activities consisted of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2021 were primarily related to lab equipment and leasehold improvements under the 2019 Lease Agreement.

Net cash used in investing activities for the nine months ended September 30, 2020, was not significant.

Financing Activities

Net cash provided by financing activities was $9.0 million for the nine months ended September 30, 2021, primarily consisting of options exercises.

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

In July 2021, Kyowa Kirin announced the submission of an NDA in Japan for bardoxolone for improvement of renal function in patients with Alport syndrome.  We earned a $5.0 million milestone related to this event that was received and recognized in the third quarter of 2021.

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

•

The base building construction is estimated to be completed by mid-December, which triggers the recognition of the related right-of-use assets and the lease liabilities during the fourth quarter of 2021.

•	We are anticipating a cash outlay of approximately $50 million in leasehold improvements and other capital expenditure by mid-2022.
•

The initial term of the lease is 16 years, with up to 10 years of extension at our option, which is estimated to begin mid-2022.  The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million, which may increase in certain circumstances.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, we will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

•

Based on the timeline to complete the leasehold improvements, on October 29, 2021, we executed an extension to our lease term for our current headquarters for an additional two months through August 2022.

In October 2019, we and AbbVie entered into the Reacquisition Agreement pursuant to which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement.  In exchange for such rights, we will pay AbbVie $330.0 million, of which total payments of $250.0 million have been made as of September 30, 2021, with the remaining $80.0 million payable on November 30, 2021.  We will also pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and an identified list of certain next-generation Nrf2 activators.

Our longer term liquidity requirements will require us to raise additional capital, such as through additional equity, debt, or royalty financings or collaboration arrangements.  Our future capital requirements will depend on many factors, including the receipt of milestones under our Kyowa Kirin Agreement and the timing of our expenditures related to clinical trials.  We believe our existing cash and cash equivalents will be sufficient to enable us to fund our operations through mid-2024.  However, we anticipate opportunistically raising additional capital before that time through equity offerings, collaboration or license agreements, additional debt financings, or royalty financings in order to maintain adequate capital reserves.  In addition, we may choose to raise additional capital at any time for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

•	the continuation of our existing collaboration with Kyowa Kirin and entry into new collaborations and the receipt of any collaboration payments;
•	the time and unreimbursed costs necessary to commercialize products in territories in which our product candidates are approved for sale;
•	the revenue from any future sales of our products for which we are entitled to a profit share, royalties, and milestones;
•	the level of reimbursement or third-party payor pricing available to our products;
•	the costs of obtaining third-party commercial supplies of our products, if any, manufactured in accordance with regulatory requirements;

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

Contractual Obligations and Commitments

We have various contractual obligations and other commitments that require payments at certain specified periods.  The following table summarizes our contractual obligations and commitments as of September 30, 2021 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	6 years and beyond	Total
	(unaudited, in thousands)
Operating lease obligations(1)	$3,002	$16,605	$27,563	$186,757	$233,927
Payable to collaborators	80,000	—	—	—	80,000
Total contractual obligations	$83,002	$16,605	$27,563	$186,757	$313,927
(1)	Operating lease obligations include current estimated payments (assuming rent abatement period is applied beginning in 2022) for leases that have not yet commenced, net of lease incentives.

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

Clinical Trials

As of September 30, 2021, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $713.2 million at September 30, 2021, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*+#

Amendment No. 2 to the Exclusive Patent License Agreement among the Board of Regents of The University of Texas System, The University of Texas M.D. Anderson Cancer Center, and the Trustees of Dartmouth College and the Registrant, dated as of August 17, 2021 as amended.

10.2*+#	Amendment No. 2 to the Exclusive License Agreement between the Trustees of Dartmouth College and the Registrant, dated as of August 17, 2021 as amended.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

#

Information in this exhibit identified by brackets is confidential and has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Company customarily treats as private or confidential. An unredacted copy of this exhibit will be furnished to the Securities and Exchange Commission on a supplemental basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2021	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer and President

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Chief Operating Officer, Chief Financial Officer, and Executive Vice President