Form 10-K
period 2021-12-31
REATA PHARMACEUTICALS INC
filed 2022-02-28
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A Common Stock on The Nasdaq Stock Market on June 30, 2021, was $3,870,110,507.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2022 was 31,484,670 shares of Class A Common Stock and 4,919,249 shares of Class B Common Stock.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 8, 2022, are incorporated by reference into Part III of this Report.

i

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Annual Report on Form 10-K, all statements, other than statements of historical or present facts, including statements regarding our future financial condition, future revenues, projected costs, prospects, business strategy, and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “target,” “project,” “model,” “should,” “would,” “plan,” “expect,” “predict,” “could,” “seek,” “goals,” “potential,”  and similar terms or expressions that concern our expectations, strategy, plans, or intentions.  These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing, costs, conduct, and outcome of our clinical trials, including statements regarding the timing of the initiation and availability of data from such trials;
•	the timing and likelihood of regulatory filings and approvals for our product candidates;
•	whether regulatory authorities determine that additional trials or data are necessary in order to accept a new drug application for review and/or approval;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	our plans to research, develop, and commercialize our product candidates;
•	the manufacturing, supply, and commercialization of our product candidates, if approved;
•	the rate and degree of market acceptance of our product candidates;
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

•	We are substantially dependent on the success of our lead product candidates, omaveloxolone and bardoxolone methyl (bardoxolone).
•	The clinical and commercial success of omaveloxolone and bardoxolone will depend on a number of factors, many of which are beyond our control.
•

The recent receipt of a complete response letter (CRL) from the United States Food and Drug Administration (FDA) with respect to the New Drug Application (NDA) for bardoxolone in patients with chronic kidney disease (CKD) caused by Alport syndrome puts our entire bardoxolone platform at risk; there is a high degree of risk that bardoxolone will not be approved for any indication in the United States or elsewhere.

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

•

We may face delays in completing our ongoing or planned clinical trials due to a number of factors, including failure to enroll a sufficient number of patients in our clinical trials in a timely manner, or these studies may not be completed at all.

•	Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
•	Clinical trials of our product candidates may not uncover all possible adverse events (AEs) that patients may experience.
•

If we, our collaborators, or our third-party manufacturers cannot manufacture our product candidates or products at sufficient yields or quantities, we may experience delays in development, regulatory approval, and commercialization.

•	Even if we are able to obtain regulatory approval of our product candidates, we cannot predict the labeling we will obtain, and it may be more narrow than originally sought.
•

We have limited experience in submitting an NDA, a marketing authorization application (MAA), or other marketing applications and may be unable to do so efficiently or at all, for any product candidate we are developing or may develop in the future.

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

•

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, third-party payors, and others in the health care community, which we may not be able to achieve.

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

•

Our product candidates and certain of the components of our product candidates are currently acquired from single-source suppliers and in most cases have been purchased without long-term supply agreements.  The loss of any of these suppliers, or their failure to supply us with supplies of sufficient quantity and quality to obtain and complete manufacture of drug substance or finished drug product of acceptable quality at an acceptable price, would materially and adversely affect our business.

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

•

The regulatory approval process is highly uncertain, and we may not obtain regulatory approval for the commercialization of our product candidates.  Even if we believe our completed, current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy or may require that we conduct confirmatory clinical trials either prior to approval or after market approval.

•

If our product candidates obtain marketing approval, we will be subject to more extensive healthcare laws, regulation, and enforcement, including recent U.S. healthcare reform and other changes, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

•

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, privacy, and anti-money laundering laws and regulations.  We can face criminal liability, fines, penalties, or other serious consequences for violations, which can harm our business.

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

•	Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.
•	The COVID-19 outbreak has caused and could continue to cause disruptions in our business and operating results, including our clinical development and supply chain activities.

DEFINED TERMS

Unless the context requires otherwise, references to “Reata,” “the Company,” “we,” “us,” or “our” in this 2021 Form 10-K refer to Reata Pharmaceuticals, Inc. and its subsidiaries.  We also have used several other terms in this 2021 Form 10-K, most of which are explained or defined below.

Abbreviated Term	Defined Term
2017 Tax Act	Tax Cuts and Jobs Act of 2017
3PLs	Third-party logistics providers
AbbVie	AbbVie Inc.
ACE	Angiotensin converting enzyme
ADL	Activities of Daily Living
ADPKD	Autosomal dominant polycystic kidney disease
AE	Adverse event
AIA	Leahy-Smith America Invents Act
ALS	Amyotrophic lateral sclerosis
ALT	Alanine
ANDA	Abbreviated new drug application
ARB	Angiotensin receptor blockers
ASC	Accounting Standards Codification
AST	aspartate aminotransferases
ASU	Accounting Standards Update
ATP	Adenosine triphosphate
bardoxolone	Bardoxolone methyl
BNP	Brain natriuretic peptide
BXLS	Blackstone Life Sciences, LLC
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CGIC	Clinical global impression of change
CGMP	Current good manufacturing practice
CKD	Chronic kidney disease
CMC	Chemistry manufacturing controls
CMO	Contract manufacturing organization
CMS	Center for Medicare and Medicaid Services
the Code	Internal Revenue Code of 1986, as amended
COSO framework	Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
CRL	Complete response letter
COVID-19	Coronavirus disease
CPA	Certified Public Accountant
Credits	Tax credits
CRO	Contract research organization
CTA	clinical trial application
CTD-PAH	Pulmonary arterial hypertension associated with connective tissue disease
CVD	Cardiovascular disease
Dartmouth	The Trustees of Dartmouth College
DOJ	United States Department of Justice
DPN	Diabetic peripheral neuropathy
DPNP	Diabetic peripheral neuropathic pain
DSCSA	Drug Supply Chain Security Act
DSMB	Data safety monitoring board
EC	European Commission
eGFR	Estimated glomerular filtration rate
EMA	European Medicines Agency
EPC	European Patent Convention
ESKD	End-stage kidney disease
EU	European Union
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FARA	Friedreich’s Ataxia Research Alliance
FASB	Financial Accounting Standards Board
FCPA	Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977
FDA	United States Food and Drug Administration
FFDCA	Federal Food, Drug, and Cosmetic Act
FFS	Fee-for-service
FSA	Flexible spending account
FSGS	Focal segmental glomerulosclerosis
GBM	Glomerular basement membrane
GCP	Good clinical practice
GDPR	General Data Protection Regulation
GFR	Glomerular filtration rate

Abbreviated Term	Defined Term
GGT	Gamma-glutamyl transferase
GLP	Good laboratory practice
HDL	High-density lipoprotein
HHS	United States Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IgAN	IgA nephropathy
IND	Investigational new drug
IPO	Initial public offering
IPR	Inter partes review
IRB	Institutional review board
ITT	Intent to treat
Kyowa Kirin	Kyowa Kirin Co., Ltd. (formerly KHK or Kyowa Hakko Kirin Co., Ltd.)
LDL	Low-density lipoprotein
LOQ	List of Questions from the EMA
LTIP Plan	Second Amended and Restated Long Term Incentive Plan
MAA	Marketing Authorization Application
MAD	Multiple ascending dose
MD Anderson	The University of Texas MD Anderson Cancer Center
mFARS	Modified Friedreich’s Ataxia Rating Scale
MHLW	Ministry of Health, Labour and Welfare of Japan
MHRA	United Kingdom Medicines and Healthcare Products Regulatory Agency
MMRM	Mixed-model Repeated Measures
NCE	New chemical entity
NDA	New Drug Application
NIH	National Institute of Health
NOL	Net operating loss
PAH	Pulmonary arterial hypertension
PCAOB	Public Company Accounting Oversight Board
PD	Pharmacodynamic
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PGIC	Patient global impression of change
PK	Pharmacokinetic
PMDA	Pharmaceutical and Medical Devices Agency of Japan
PPACA	Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010
PREA	Pediatric Research Equity Act
PTAB	Patent Trial and Appeal Board
Registrational or pivotal trial

An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required

REMS	Risk evaluation and mitigation strategy
ROS	Reactive oxygen species
RSU	Restricted stock units
SaaS	Software as a service
SAD	Single ascending dose
SAE	Serious adverse event
SAP	Statistical analysis plan
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SCA	Spinocerebellar ataxia
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933
T2D	Type 2 diabetic
TGA	Australian Therapeutic Goods Administration
TEAE	Treatment-emergent adverse effect
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD
UACR	Urinary albumin-to-creatinine ratio
ULN	Upper limit of normal
University of Kansas	University of Kansas and the University of Kansas Medical Center
USPTO	The United States Patent and Trademark Office

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  Our lead programs are omaveloxolone in a rare neurological disease called Friedreich’s ataxia (FA) and bardoxolone in rare forms of CKD.  Both of our lead product candidates activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe omaveloxolone, bardoxolone, and our next-generation Nrf2 activators have many potential clinical applications. We possess exclusive, worldwide rights to develop, manufacture, and commercialize omaveloxolone, bardoxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (Kyowa Kirin).   In addition, we are developing RTA 901, the lead product candidate from our Hsp90 modulator program, in neurological indications.  We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

Programs in Neurological Diseases

Omaveloxolone for Friedreich’s Ataxia

FA is an inherited, debilitating, and degenerative neuromuscular disorder that is typically diagnosed during adolescence and can ultimately lead to premature death.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation, wheelchair reliance, and eventually death.  Symptoms generally first occur in children, with patients requiring a wheelchair by their teens or early-20s and generally dying in their mid-30s.  FA affects approximately 5,000 children and adults in the United States and 22,000 individuals globally.  There are currently no approved therapies to treat FA.  The FDA and the European Commission (EC) have granted orphan drug designation to omaveloxolone for the treatment of FA.

In the third quarter of 2021, we completed our pre-NDA meeting with the FDA.  The purpose of the pre-NDA meeting was to discuss the content of Reata’s planned NDA submission for approval for omaveloxolone for the treatment of patients with FA.  On November 18, 2021, the FDA granted omaveloxolone Fast Track Designation for the treatment of FA, providing eligibility for FDA programs such as Priority Review and rolling submission of the NDA, if relevant criteria are met. The FDA granted our request for a rolling submission and in January 2022, we initiated rolling submission of our NDA which is expected to be completed by the end of the first quarter of 2022.  This NDA is supported by the efficacy and safety data from MOXIe Part 1, Part 2, and MOXIe Extension studies discussed below, which we believe provide sufficient evidence of safety and efficacy to support a standard (full) approval of the NDA.

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

RTA 901 for Neurological Indications, Including Diabetic Peripheral Neuropathic Pain

We are developing RTA 901, the lead product candidate from our Hsp90 modulator program, in neurological indications.  We have observed favorable activity of RTA 901 in a range of preclinical models of neurological disease, including models of diabetic neuropathy, neuroinflammation, and neuropathic pain.  We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic (PK) profile of RTA 901 administered orally, once-daily in healthy adult volunteers.  RTA 901 was well tolerated in both single and multiple ascending dose (SAD and MAD) studies across all dose groups with no safety signals, drug discontinuations, or serious adverse events (SAEs).  Additionally, we observed an acceptable PK profile with exposures greater than required for efficacy in preclinical animal models.  We plan to initiate additional Phase 1 studies to evaluate the PK and drug-drug interaction potential of RTA 901 in the first half of 2022 and a randomized, placebo-controlled Phase 2 study in diabetic peripheral neuropathic pain (DPNP) in the second half of 2022. We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

Programs in Chronic Kidney Disease

We and our strategic collaborator are developing bardoxolone for the treatment of CKD in multiple indications, including CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease (ADPKD), and type 1 and 2 diabetic CKD.  CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood.  Declining kidney function leads to the buildup of high levels of waste products in the blood that cause the patient to suffer symptoms, such as nausea and fatigue, and develop complications including high blood pressure, anemia, weak bones, poor nutritional health, and nerve damage.

We received a CRL from the FDA in February 2022 with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome.   The CRL indicated that the FDA cannot approve the NDA in its present form.  Based on its review, the FDA concluded that it does not believe the submitted data demonstrates that bardoxolone is effective in slowing the loss of kidney function in patients with Alport syndrome and reducing the risk of progression to kidney failure and has requested additional data to support the efficacy and safety of bardoxolone. Their conclusion was based on efficacy and safety concerns primarily set forth in the FDA’s briefing book and discussed at the Cardiovascular and Renal Drugs Advisory Committee meeting held on December 8, 2021.

The FDA stated that the issues could be resolved by providing evidence of effectiveness that includes evidence from an adequate and well-controlled study showing a clinically relevant effect on the rate of loss of kidney function in patients with Alport syndrome or, alternatively, an effect on a clinical outcome (i.e., an endpoint that captures how patients with Alport syndrome feel, function, or survive).  In addition, the FDA stated that we would need to address whether bardoxolone has a clinically relevant effect on the QT interval and show that the demonstrated clinical benefits of bardoxolone outweigh its risks.  The FDA welcomed continued discussion on the details of a path forward.  We plan to work closely with the FDA to bring this important medicine to patients in the US.

Bardoxolone for CKD Caused by Alport Syndrome

Alport syndrome is a rare, genetic form of CKD caused by mutations in the genes encoding type IV collagen, which is a major structural component of the glomerular basement membrane (GBM) in the kidney.  Patients with CKD caused by Alport syndrome experience a progressive worsening of the kidney’s capacity to filter waste products out of the blood, which can lead to end-stage kidney disease (ESKD) and the need for chronic dialysis treatment or a kidney transplant.  Alport syndrome affects both children and adults.  In patients with the most severe forms of the disease, approximately 50% progress to dialysis by age 25, 90% by age 40, and nearly 100% by age 60.  According to the Alport Syndrome Foundation, Alport syndrome affects approximately 30,000 to 60,000 people in the United States.  There are currently no approved therapies to treat CKD caused by Alport syndrome.

We completed the Phase 3 CARDINAL study in November 2020.  The study met its primary and key secondary endpoints at the end of Year 1, and on November 9, 2020, we announced that the Phase 3 CARDINAL study met its primary and key secondary endpoints at the end of Year 2.  Bardoxolone was generally reported to be well tolerated in this study, and the safety profile was similar to that observed in prior trials.

On March 1, 2021, we submitted our NDA for bardoxolone for the treatment of CKD caused by Alport syndrome to the FDA.  On April 26, 2021, the FDA accepted for filing our NDA, set the Prescription Drug User Fee Act (PDUFA) date for February 25, 2022, and stated that the FDA also planned to hold an advisory committee meeting to discuss the application.  On December 8, 2021, the Cardiovascular and Renal Drugs Advisory Committee voted no on the question of whether the provided evidence demonstrated that bardoxolone is effective in slowing the progression of CKD in patients with Alport syndrome and that its benefits outweigh its risks.

On February 25, 2022, we received a CRL from the FDA with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. We will continue to work with the FDA to confirm our next steps on our Alport syndrome program.

Regarding non-U.S. regulatory applications for bardoxolone in the treatment of patients with CKD caused by Alport syndrome, on October 28, 2021, we submitted an MAA to the European Medicines Agency (EMA), and on July 27, 2021, our strategic collaborator in CKD in Japan, Kyowa Kirin, submitted an NDA in Japan to the Ministry of Health, Labour and Welfare (MHLW).  Both applications are currently under review. The FDA and the EC have granted orphan drug designation to bardoxolone for the treatment of Alport syndrome.

We recently received the 120-day List of Questions (LOQ) from the EMA.  We are in the process of reviewing the questions and preparing our responses.

Bardoxolone for Autosomal Dominant Polycystic Kidney Disease

ADPKD is a rare and serious hereditary form of CKD caused by a genetic defect in PKD1 or PKD2 genes leading to the formation of fluid-filled cysts in the kidneys and other organs.  Cyst growth can cause the kidneys to expand up to five to seven times their normal volume, leading to pain and progressive loss of kidney function.  ADPKD affects both men and women of all racial and ethnic groups and is the leading inheritable cause of kidney failure with an estimated diagnosed population of 140,000 patients in the United States.  Despite current standard of care treatment, an estimated 50% of ADPKD patients progress to ESKD and require dialysis or a kidney transplant by 60 years of age.   The FDA and the EC have granted orphan drug designation to bardoxolone for the treatment of ADPKD.

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo.  FALCON is enrolling patients in a broad range of ages, 18 to 70 years old, with an estimated glomerular filtration rate (eGFR) between 30 to 90 mL/min/1.73 m2.  We recently filed a protocol amendment with the FDA and requested a Type A meeting to discuss the overall ADPKD development program including the recently submitted major protocol amendment.  The major protocol amendment changes include increases in the sample size from 550 to 850 patients, addition of adolescent (12 to 17 years) patients with ADPKD, removal of the off-treatment period (Week 48 – Week 52) during Year 1, change of the primary endpoint of off-treatment eGFR change from baseline at Week 52 (or 4 weeks after drug discontinuation in Year 1) to eGFR change from baseline at Week 108 (8 weeks after planned drug discontinuation at Week 100), addition of an exploratory endpoint of eGFR change from baseline at Week 112 (12 weeks after planned drug discontinuation at Week 100), and addition of a sub study with ambulatory blood pressure monitoring.

Pursuant to the protocol amendment, patients will be treated with bardoxolone or placebo for 100 weeks followed by a twelve-week withdrawal period.  The trial will remain blinded until study completion.  All patients will be asked to return at Week 108 independent of the time of study drug discontinuation.  In November 2021 we announced a plan to increase the FALCON sample size from 550 to 700 patients.  In order to maintain statistical power, with changes being made to the primary endpoint, the sample size has been increased from 550 to 850 patients in our recently submitted protocol amendment.  The secondary endpoint is the eGFR change from baseline at Week 100.  The statistical analysis plan (SAP), detailing the proposed analyses, has also been submitted.  More than 500 patients are currently enrolled in the study.

Bardoxolone in Patients with CKD at Risk of Rapid Progression

MERLIN was a proof of concept, multi-center, double-blind, placebo-controlled, Phase 2 trial to evaluate the safety and efficacy of bardoxolone in patient populations with CKD secondary to varying etiologies at risk of rapid progression.  MERLIN enrolled patients from ages 18 to 75 years old, with eGFR ≥ 20 to < 60 mL/min/1.73 m2, and other risk factors for rapid progression of kidney disease.  Eighty-one patients were enrolled and randomized 1:1 to either bardoxolone or placebo.  The primary endpoint was the change in eGFR from baseline after 12 weeks of treatment, and the secondary endpoint was the change in eGFR from baseline after 12 weeks of treatment by CKD etiology.  MERLIN also incorporated an exploratory efficacy endpoint of change in eGFR from baseline at off-treatment Days 3, 7, 14, 21, 28, and 35 to examine the time period for resolution of the acute pharmacodynamic (PD) effects of bardoxolone.

MERLIN met the primary endpoint at Week 12.  Treatment with bardoxolone resulted in a higher mean eGFR change from baseline compared to placebo, with a placebo-corrected statistically significant mean difference of 7.71 mL/min/1.73 m2 (n=81, p < 0.0001, CI: 5.18, 10.24) at Week 12.  When eGFR data were broken down by different etiologies of CKD (secondary endpoint), mixed-model repeated measures (MMRM) analysis showed results favor bardoxolone over placebo in all subgroups.

The change in eGFR in patients treated with bardoxolone was maximal in MERLIN at Week 8, two weeks after the last planned dose titration at Week 6.  Mean eGFR change from baseline began to decrease within three days after the planned cessation of treatment at Week 12.  A statistically significant difference in mean eGFR change from baseline was observed for the bardoxolone group compared to the placebo group through Day 14 off-treatment, with a placebo-corrected mean difference of 3.70 mL/min/1.73 m2 (p = 0.0040, CI: 1.22, 6.18).  At Day 21 off-treatment and beyond, there was no significant placebo-corrected difference between the placebo and bardoxolone groups, suggesting the acute effects of bardoxolone had resolved by Day 21 off-treatment.   Consistent with previous studies, treatment with bardoxolone at doses up to 30 mg and for up to 12 weeks was generally safe and well tolerated.

The MERLIN data were submitted as an amendment to our NDA.  However, the FDA did not accept this amendment as a major amendment.

Our Strategy

Our goal is to be a leader in the discovery, development, and commercialization of small-molecule therapies for the treatment of severe and life-threatening diseases.  Our strategy includes the following key components:

Programs in Neurological Diseases

•	Complete the rolling submission of our NDA for omaveloxolone for the treatment of patients with FA by the end of the first quarter of 2022 and prepare for commercial launch in the United States;
•	Continue the regulatory procedures and submissions required for filing an MAA with the EMA for approval of omaveloxolone for the treatment of patients with FA; and
•	Initiate a phase 2 study of RTA 901 for the treatment of diabetic peripheral neuropathic pain in the second half of 2022.

Programs in Chronic Kidney Disease

•	Continue our efforts with regulatory agencies around the world, seeking approval of bardoxolone for patients with Alport syndrome, specifically:
o	We will continue to work with the FDA to confirm our next steps on our Alport syndrome program;
o	We will continue to work with the EMA in their review of our MAA in the European Union (EU); and
o	We will continue to support Kyowa Kirin with their discussions with the Pharmaceuticals and Medical Devices Agency of Japan (PMDA);
•	Pursue development of bardoxolone for patients with ADPKD including:
o	Meet with FDA to discuss the overall ADPKD development program including the recently submitted major protocol amendment; and
o	Complete enrollment of the Phase 3 FALCON study;
•

Continue to develop long-term safety data from patients in EAGLE, our open-label, extended access trial in patients with CKD caused by Alport syndrome who participated in the CARDINAL trial and patients with ADPKD who participated in the FALCON trial; and

•	Based on the outcome of the AYAME and FALCON trials, and our discussions with the FDA regarding the bardoxolone program, we will decide future development plans for bardoxolone in additional forms of CKD. AYAME is a Phase 3 study for the treatment of diabetic kidney disease that is being conducted by our strategic collaborator, Kyowa Kirin, in Japan.

Other Clinical Programs

•	Continue to advance next generation Nrf2 activators through preclinical studies into clinical development;
•	Leverage our multiple technologies and relationships to discover new molecules and explore preclinical proof of concept; and
•	Pursue business development opportunities to further expand our robust pipeline of drug candidates.

Our Pipeline

1Rolling NDA submission initiated in the first quarter of 2022.  We expect to complete submission of the NDA by the end of the first quarter of 2022.

2DPNP: Diabetic peripheral neuropathic pain.

3On February 25, 2022, we received a CRL from the FDA.  We will continue to work with the FDA to confirm our next steps on our Alport syndrome program. MAA in EU is under review.

4AYAME study conducted in Japan by our strategic collaborator in CKD, Kyowa Kirin.  Kyowa Kirin expects the last patient out in the second half of 2022.

5Based on the outcome of AYAME and FALCON trials, and our discussions with the FDA regarding the bardoxolone program, we will decide future development plans for bardoxolone in additional forms of CKD.

An In-Depth Review of Our Programs

Foundational Biology of Our Nrf2 Activators

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

Inflammation and mitochondrial metabolism are closely associated.  The mitochondria are often called the “powerhouses” of the cell as they produce the energy that the cell needs to function.  This energy is produced by converting fatty acids and glucose into adenosine triphosphate (ATP) by a process called oxidative phosphorylation.  During inflammation, mitochondrial metabolism is temporarily reprogrammed to suppress oxidative phosphorylation. Instead of primarily making ATP, the mitochondria divert fatty acids and glucose to increase the production of pro-inflammatory mediators.  During this reprogramming, the mitochondria release reactive oxygen species (ROS) that can directly attack pathogens and amplify the production of cytokines.

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

[1]

Inflammation and mitochondrial metabolism are closely associated.  In many inflammatory diseases, mitochondrial metabolism becomes dysfunctional and is reprogrammed to suppress the production of ATP and increase the production of ROS.

[2]

Once released from the mitochondria, ROS amplify pro-inflammatory signaling pathways, such as NF-κB, and increase the production of cytokines such as TNFα, IL-1β, TGFβ, and IL-6.  The persistent production of cytokines, impaired redox balance, and mitochondrial dysfunction contribute to chronic inflammation, which can ultimately lead to fibrosis and reduced organ function.

[3]

By binding to Keap1, omaveloxolone and bardoxolone stabilize Nrf2 and increase its activity.  Nrf2 is a transcription factor that plays a key role in the resolution of inflammation by regulating the expression of genes involved in mitochondrial metabolism, redox balance, and cytokine production.

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

Omaveloxolone and bardoxolone are Nrf2 activators that selectively bind to Keap1, a protein that governs the activity of Nrf2 in response to cellular stress.  By binding to Keap1, omaveloxolone and bardoxolone stabilize Nrf2 and increase its activity.  Since mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, Nrf2 activators, such as omaveloxolone, bardoxolone, and our next-generation Nrf2 activators, may have many potential clinical applications.  Omaveloxolone and bardoxolone have been extensively studied by many investigators.  Their tissue-protective and therapeutic effects have been observed in many preclinical models and are associated with meaningful improvements in hallmarks of disease progression, such as inflammation, tissue remodeling, and fibrosis.  Our Nrf2 activators are the subject of over 400 peer-reviewed publications and have been studied in over 50 preclinical animal models in which they have demonstrated anti-inflammatory, tissue-protective, or anti-fibrotic effects in the kidney, heart, brain, liver, lungs, vasculature, fat tissue, pancreas, bone marrow, intestines, eyes, spinal cord, prostate, inner ear, and skin.

Programs in Neurological Diseases

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder that is usually diagnosed during adolescence and can ultimately lead to premature death.  Because mitochondrial dysfunction is a key feature of many neuromuscular diseases, we believe omaveloxolone may be broadly applicable to treat neurological diseases by activating Nrf2 to normalize and improve mitochondrial function and ATP production.  In January 2022, we initiated rolling submission of our NDA for omaveloxolone for the treatment of patients with FA.  We expect to complete the submission of the NDA by the end of the first quarter of 2022.  We plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more additional neurological diseases.

We are also developing RTA 901 for the treatment of neurological diseases.  RTA 901 is a highly potent and selective C-terminal modulator of Hsp90, which has a critical role in mitochondrial function, protein folding, and inflammation.  RTA 901 has demonstrated profound efficacy in a wide range of animal models of neurological disease, including diabetic neuropathy, neuroinflammation, and neuropathic pain.  We plan to initiate a randomized, placebo-controlled Phase 2 study in DPNP in the second half of 2022.

Omaveloxolone in Patients with Friedreich’s Ataxia

We are developing omaveloxolone for the treatment of patients with FA.  Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation and wheelchair reliance.  Based on literature and proprietary research, we believe FA affects approximately 5,000 children and adults in the United States and 22,000 individuals globally.  According to data provided by IQVIA in 2020, there are approximately 4,000 projected patients diagnosed with FA in the United States.  The FDA has granted Orphan Drug and Fast Track Designations to omaveloxolone for the treatment of FA.  The EC has granted Orphan Drug Designation in Europe to omaveloxolone for the treatment of FA.

Diagnosis of FA typically occurs by genetic testing, and approximately 75% of people in the United States with FA are diagnosed between six and 20 years of age.  Childhood-onset FA can occur as early as age five, is more common than later-onset FA, and normally involves more rapid disease progression.  Most FA patients have disease onset by approximately 13 to 15 years of age and, thereafter, have a mean duration until wheelchair use of 10 to 15 years.  The mean age of death for FA patients is 35 years.  Currently, there are no approved therapies for the treatment of FA.  Patients are usually given guidelines for certain lifestyle habits and are recommended to follow a diet that is low in iron and encouraged to take vitamins and supplements.

Initially we plan to concentrate our commercial efforts in the United States primarily in specialty clinics comprising eight FA Collaborative Clinical Research Network Sites in FA as disclosed by the Friedreich’s Ataxia Research Alliance (FARA), 22 ataxia clinics as disclosed by the National Ataxia Foundation, 225 Muscular Dystrophy Association centers as disclosed by the Muscular Dystrophy Association, and key neurology practices based on claims data.  If approved by regulatory authorities, omaveloxolone has the potential to be the first therapy for the treatment of FA.

Rationale for Development of Omaveloxolone in Friedreich’s Ataxia

FA is typically caused by a trinucleotide repeat expansion in the first intron of the frataxin gene, which encodes the mitochondrial protein frataxin.  Pathogenic repeat expansions can lead to impaired transcription and reduced frataxin expression, which can lead to mitochondrial iron overload and poor cellular iron regulation, increased sensitivity to oxidative stress, and impaired mitochondrial ATP production.  Because impaired ATP production in FA patients likely contributes to the progressive muscle weakness, decreased coordination, exercise intolerance, and fatigue observed in these patients, as well as other disease manifestations, we believe that omaveloxolone may be effective in treating this indication.

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

MOXIe Part 2 Study Results

Part 2 of our Phase 2 trial, called MOXIe (MOXIe Part 2), was an international, multi-center, double-blind, placebo-controlled, randomized registrational study, that enrolled 103 patients with FA at 11 trial sites in the United States, Europe, and Australia.  MOXIe Part 2 is one of the largest global, interventional trials ever completed in FA.  Patients were randomized one-to-one to omaveloxolone or placebo.  MOXIe Part 2 was completed in October 2019. The primary analysis population included patients without pes cavus (n=82), a musculoskeletal foot deformity that may interfere with the patient’s ability to perform some components of the neurological exam used to score the primary endpoint of the study.  Safety analyses were evaluated in the all-randomized population (n=103).

The primary endpoint for the trial was the change in the Modified Friedreich’s Ataxia Rating Scale (mFARS) score for omaveloxolone relative to placebo after 48 weeks of treatment.  The mFARS is a physician-assessed neurological rating scale used to measure FA disease progression.  The FDA agreed that mFARS was an acceptable primary endpoint to evaluate the effect of omaveloxolone for the treatment of patients with FA.  Omaveloxolone treatment demonstrated statistically significant evidence of efficacy for the primary endpoint of the trial, producing a placebo-corrected -2.40 point mean improvement in mFARS (n=82; p=0.014).  Patients treated with omaveloxolone experienced a mean improvement in mFARS of -1.55 points from baseline, while patients treated with placebo experienced a mean worsening in mFARS of +0.85 points from baseline.

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

Favors Omav
Favors Placebo
Primary Efficacy MMRM (FAS) (n=82)
Age Group
Age< 18 (n=20)
Age>= 18 (n=62)
Gender
Female (n=38)
Male (n=44)
GAA1 Repeat Length >= 675
Y (n=39)
N (n=28)
Ambulatory Status
Non-Ambulatory (n=6)
Ambulatory (n=76)
Efficacy MMRM (ARP) (n=103)
Efficacy MMRM (PP) (n=61)
-2.40 (-4.31, -0.50) (p=0.01)
-4.16 (-8.43, 0.12) (p=0.06)
-1.60 (-3.78, 0.58) (p=0.15)
-1.60 (-4.62, 1.42) (p=0.29)
-3.17 (-5.90, -0.44) (p=0.02)
-4.27 (-6.96, -1.57) (p=<.01)
-1.94 (-5.19, 1.31) (p=0.24)
-4.57 (-11.42, 2.27) (p=0.19)
-2.19 (-4.22, -0.17) (p=0.03)
-1.93 (-3.70, -0.15) (p=0.03)
-2.91 (-5.10, -0.72) (p=0.01)
-15
-10
-5
0
5
10
15
Difference (Omaveloxolone 150 mg - Placebo)

Additionally, all secondary endpoints either favored the omaveloxolone arm or were neutral.  Patients on omaveloxolone experienced a nominal improvement in the Activities of Daily Living (ADL) questionnaire, with all nine questions favoring the omaveloxolone arm.  On average, ADL scores for patients on omaveloxolone did not change from baseline, while placebo-treated patients worsened.  Both patient global impression of change (PGIC) and clinical global impression of change (CGIC) numerically favored omaveloxolone, and improvement in PGIC correlated with the observed improvement in mFARS.

Omaveloxolone was reported to be generally well-tolerated.  Four (8%) omaveloxolone patients and two (4%) placebo patients discontinued trial drug due to an AE.  The reported AEs were generally mild to moderate in intensity, and the most common AEs (i.e., reported in > 10% of omaveloxolone-treated patients) observed more frequently (>5% difference) in omaveloxolone compared to placebo were headache, nausea, increased aminotransferases, fatigue, abdominal pain, diarrhea, oropharyngeal pain, muscle spasms, back pain, and decreased appetite.  Increases in aminotransferases are a pharmacological effect of omaveloxolone, which increases production of aminotransferases in vitro, which we believe are related to restoration of mitochondrial function.  In MOXIe Part 2, the aminotransferase increases were associated with improvements (reductions) in total bilirubin and were not associated with any evidence of liver injury.

In MOXIe Part 2, the overall rate of SAEs was low, with five patients in the omaveloxolone group and three patients in the placebo group reporting SAEs. No new safety signals were identified, and the reported SAEs were sporadic and generally expected in FA patients.  In the patients who reported SAEs while receiving omaveloxolone, none led to discontinuation.  Atrial fibrillation was balanced and reported in one omaveloxolone and one placebo patient.  One omaveloxolone patient reported anemia which was considered unrelated to omaveloxolone.  One omaveloxolone patient reported multiple SAEs, including viral upper respiratory tract infection and laryngitis, along with palpitations, non-cardiac chest pain, and sinus tachycardia.  While several of this patient’s SAEs were considered possibly related to omaveloxolone, no imbalances in infection or arrhythmia AEs were observed overall in the trial.

At a Type C meeting in August 2020, the FDA provided us guidance that, although it did not have concerns with the reliability of the mFARS primary endpoint results from MOXIe Part 2, it was not convinced that the results from MOXIe Part 2, as a single study, were sufficient to support approval.  We proposed the Baseline-Controlled Study to supplement the MOXIe Part 2 findings.

MOXIe Extension Study

The open-label MOXIe Extension trial is ongoing, with a total of 149 patients enrolled (57 patients from MOXIe Part 1 and 92 patients from MOXIe Part 2).  A total of 73 out of 75 (97%) patients without pes cavus who completed MOXIe Part 2 were enrolled in the MOXIe Extension, including 39 patients previously randomized to placebo (the placebo-to-omaveloxolone group) and 34 patients previously randomized to omaveloxolone (the omaveloxolone-to-omaveloxolone group).  Due to the COVID-19 pandemic, not all patients had mFARS assessments performed at each time point.

Baseline-Controlled Study Results

The Baseline-Controlled Study evaluated the efficacy of omaveloxolone treatment using a baseline-controlled analysis design in which patients serve as their own controls, and changes in mFARS during the pre-treatment period in either MOXIe Part 1 or Part 2 are compared to changes in mFARS during the treatment period in the MOXIe Extension.  Efficacy was assessed by comparing the annualized rate of change in mFARS during the pre-treatment period to the annualized rate of change in mFARS during the treatment period for patients who received approximately 48 weeks of omaveloxolone in the MOXIe Extension (the paired difference).  The primary analysis population included MOXIe Part 1 patients and Part 2 patients randomized to placebo without pes cavus who had an mFARS assessment at Week 48 of the MOXIe Extension.  The Baseline-Controlled Study demonstrated a statistically significant -3.76 point improvement (p=0.0022) for the primary endpoint of the paired difference in annualized mFARS slopes between the treatment and pre-treatment periods in the primary analysis population.

These results were provided to the FDA, and after an internal review, the FDA concluded that it did not believe the results strengthened the results of MOXIe Part 2.  The FDA suggested an additional exploratory analysis to evaluate whether omaveloxolone treatment has an effect on disease course using patients randomized to placebo during MOXIe Part 2 who then went on study drug in the MOXIe Extension.  We refer to the additional analysis as the Delayed-Start Analysis.

Delayed-Start Analysis Results

The intent of the post-hoc Delayed-Start Analysis is to evaluate whether omaveloxolone has a persistent effect on FA disease course.  Conceptually, this analysis evaluates whether the treatment effect that was observed in the placebo-controlled MOXIe Part 2 study is maintained in the MOXIe Extension study when all patients are receiving omaveloxolone.  If the treatment effect is maintained between those originally randomized to placebo (the placebo-to-omaveloxolone group) versus those originally randomized to omaveloxolone (the omaveloxolone-to-omaveloxolone group), then it demonstrates evidence of a persistent effect on the course of the disease.  If the treatment effect is not maintained, and the patients originally randomized to placebo are able to achieve the same absolute response and “catch up” to the patients initially randomized to omaveloxolone, the results are consistent with a symptomatic treatment that does not affect the underlying course of the disease.

Two timepoints were used in the analysis.  The first timepoint was at Week 48, the final week of treatment in the placebo-controlled MOXIe Part 2 study.  The second timepoint was at Week 72 of the open-label MOXIe Extension in which all patients received omaveloxolone.  A non-inferiority test was used to evaluate if the difference in mFARS between groups observed at the first timepoint was maintained or non-inferior at the second timepoint.  The analysis methods, including the specified non-inferiority margin, were based on literature (Liu-Seifert, 2015a, 2015b).  A decrease in mFARS (i.e., negative change from baseline) shows improvement.  When comparing treatment groups using this methodology, maintaining a negative difference between treatment groups in mFARS is evidence of a persistent treatment effect.

February 2021 Data Cut-Off (Used in Pre-NDA Briefing Documents)

The Delayed-Start Analysis used in Pre-NDA briefing documents submitted to the FDA was performed using data as of February 2021.  In this analysis, 50 out of 73 patients from MOXIe Part 2 without pes cavus who enrolled into MOXIe Extension had at least 72 weeks of exposure in MOXIe Extension.

The analysis demonstrated that the between-group difference in mFARS observed at the end of the placebo-controlled MOXIe Part 2 period (LS mean difference = -2.26 ± 1.03) was preserved at MOXIe Extension Week 72 in the delayed-start period (LS mean difference = -3.37 ± 1.51). Consistent with a persistent treatment effect on disease, the upper limit of the 90% CI for the difference estimate was less than zero (-0.362), meeting the threshold for demonstrating significant evidence of non-inferiority.

Delayed-Start Analysis Primary Endpoint (Non-Inferiority Test)1

	Placebo-Controlled Week 48 (Δ1)	Delayed-Start Week Ex. 72 (Δ2)
Difference (LS Mean ± SE)	-2.26 ± 1.03 p=0.029	-3.37 ± 1.51 p=0.026
Estimate = Δ2 – 0.5 × Δ1	-2.24 ± 1.47
Upper Limit of 1-sided 90% CI for Estimate	-0.362
[1]Non-Inferiorty test performed using a MMRM analysis with a Toeplitz covariance structure.

A longitudinal analysis used to calculate annualized slopes incorporating all available data from the MOXIe Extension showed similar slopes in mFARS for the placebo-to-omaveloxolone group (0.29 points per year) when compared to the omaveloxolone-to-omaveloxolone group (0.17 points per year) with no significant difference between slopes (p=0.85).  In MOXIe Extension, omaveloxolone-treated patients have been progressing at a rate that is >75% less than the approximately two points per year that patients progressed in a recent large natural history study (Patel, 2016).

MOXIe Extension Annualized mFARS Slope (± SE)

Omav-Omav (n=34)	Placebo-Omav (n=39)	Difference
0.17 ± 0.61	0.29 ± 0.68	-0.12 ± 0.62 p=0.85

The graphical representation of changes from baseline in mFARS for omaveloxolone and placebo groups shows the separation at the end of the placebo-controlled period is maintained in the open-label period at Extension Week 72.

Change from Baseline in mFARS (Patients without Pes Cavus)

MOXIe Part 2
MOXIe Extension
Off-Treatment
LS Means mFARS Change ± SE
6.0
4.0
2.0
0.0
-2.0
-4.0
Omav-to-Omav
Placebo-to-Omav
0
24
48
Ext. 24
Ext. 48
Ext. 72
Treatment Week

Placebo-Omav	42	41	41	27	22	13
Omav-Omav	40	36	34	28	18	17

1Figure Notes: Data plotted are LS means mFARS change from baseline ± standard error estimated from an MMRM analysis using an unstructured covariance structure.

Many of the visits at Week 48 and Week 72 of the MOXIe extension were scheduled during the initial peak of COVID-19 cases during Spring to Fall 2020. The mFARS assessment must be conducted in the clinic, and many in-clinic visits did not occur due to COVID-19 related travel restrictions and site closures during this period.  Apart from the data at MOXIe Extension Week 48, parallel trajectories were seen in LS Mean mFARS change from baseline between the placebo-to-omaveloxolone group and the omaveloxolone-to-omaveloxolone group in MOXIe Extension.

August 2021 Data Cut-Off (Used in Clinical Modules of NDA Submission)

The Delayed-Start Analysis used in clinical modules in our initial NDA rolling submission for omaveloxolone was updated as of August 2021.  In this updated analysis 58 of 73 patients from MOXIe Part 2 without pes cavus who enrolled into MOXIe Extension had at least 72 weeks of exposure in MOXIe Extension, and 28 of these patients had at least 120 weeks of exposure in the Moxie Extension.

Results of this analysis demonstrated that the between-group difference in mFARS observed at the end of the placebo-controlled MOXIe Part 2 period (least squares mean difference = -2.25 ± 1.07) was preserved at MOXIe Extension Week 72 in the delayed-start period (LS mean difference = -3.51 ± 1.45).  Consistent with a persistent treatment effect on disease, the upper limit of the 90% CI for the difference estimate was less than zero (-0.615), meeting the threshold for demonstrating significant evidence of non-inferiority.

Delayed-Start Analysis Primary Endpoint (Non-Inferiority Test)1

	Placebo-Controlled Week 48 (Δ1)	Delayed-Start Week Ex. 72 (Δ2)
Difference (LS Mean ± SE)	-2.25 ± 1.07 p=0.037	-3.51 ± 1.45 p=0.016
Estimate = Δ2 – 0.5 × Δ1	-2.39 ± 1.38
Upper Limit of 1-sided 90% CI for Estimate	-0.615
[1]Non-Inferiorty test performed using a MMRM analysis with a Toeplitz covariance structure.

The graphical representation of changes from baseline in mFARS for omaveloxolone and placebo groups shows the separation at the end of the placebo-controlled period is maintained in the open-label period at Extension Week 72 and beyond.

Change from Baseline in mFARS (Patients without Pes Cavus)

Many of the visits at Week 48 and Week 72 of the MOXIe Extension were scheduled during the initial peak of COVID-19 cases during Spring to Fall 2020.  The mFARS assessment must be conducted in the clinic, and many in-clinic visits did not occur due to COVID-19 related travel restrictions and site closures during this period.  Apart from the data at MOXIe Extension Week 48, parallel trajectories were seen in LS Mean mFARS change from baseline between the placebo-to-omaveloxolone group and the omaveloxolone-to-omaveloxolone group in MOXIe Extension.

A longitudinal analysis was also performed to calculate annualized slopes incorporating all available data from the MOXIe Extension, which showed similar mean slopes in mFARS for the placebo-to-omaveloxolone group (0.45

± 0.38 points per year) when compared to the omaveloxolone-to-omaveloxolone group (0.27 ± 0.59 points per year) with no significant difference between slopes (difference = -0.18 ± 0.67; p=0.79). In MOXIe Extension, omaveloxolone-treated patients have been progressing at a rate that is >75% less than the approximately two points per year that patients progressed in a recent large natural history study (Patel, 2016).

MOXIe Extension Annualized mFARS Slope (± SE)

Omav-Omav (n=34)	Placebo-Omav (n=39)	Difference
0.27 ± 0.59	0.45 ± 0.38	-0.18 ± 0.67 p=0.79

Natural History mFARS and MOXIe Extension mFARS Slope1

1A MMRM was used to fit change from baseline mFARS using all available data from MOXIe Extension through Extension Week 120 to estimate annualized slopes based on MOXIe Part 2 randomized treatment group. The slopes were calculated using a linear model with time, treatment, and the interaction of treatment and time as fixed factors.   Natural History mean change ± SE per year is based on Patel et. al. Ann. Clin. Transl. Neurol. 2016

Overall, these results from the Delayed-Start Analysis using two different data cut off dates indicate a persistent omaveloxolone treatment effect on the disease course of FA.  Patients who received omaveloxolone during the double-blind MOXIe Part 2 had a benefit that could not be achieved by patients initially randomized to placebo who began omaveloxolone one year later in MOXIe Extension.  Notably, patients previously randomized to omaveloxolone in MOXIe Part 2 continued to show mean mFARS values that were similar to their original baseline after over three years of treatment.

We believe that the results of the Delayed-Start Analysis provide evidence supporting the positive primary endpoint findings in MOXIe Part 2 and provide additional evidence of the effectiveness of omaveloxolone in FA.

Regulatory Interactions

A Delayed-Start Analysis using data from February 2021 was provided in the Type C briefing document submitted to the FDA in the second quarter of 2021.  These results, together with a conceptual proposal for a confirmatory study to support an accelerated approval pathway, were reviewed by the FDA prior to the scheduled Type C meeting. The FDA stated that, after their preliminary review of the briefing materials, the most appropriate format for discussion was a pre-NDA meeting. They also requested that we focus the new briefing materials on applicable pre-NDA topics.

Based on the communication from the FDA, we requested a pre-NDA meeting.  In the third quarter of 2021 we completed our pre-NDA meeting with the FDA.  The purpose of the pre-NDA meeting was to discuss the content of Reata’s planned NDA submission including the nonclinical data and chemistry manufacturing controls (CMC) packages, data standard plan, and the overall content plan.

In the meeting, we stated that we believed that the MOXIe data, along with the Delayed-Start Analysis, would provide sufficient clinical data to support a full approval. The FDA stated that the proposed primary and supportive efficacy data appear reasonable, though the Delayed-Start Analysis was viewed as exploratory.  The FDA noted that the ability of the data to support full approval, and the adequacy of the data and the determination of which data may be supportive of efficacy, would be a matter of review.  In response to our other questions about the contents of the NDA, the FDA exercised its discretion based on the seriousness of the indication and unmet medical need, subject to review, to permit us to submit the results of certain clinical pharmacology and nonclinical studies after approval.  The additional studies include a thorough QT study with omaveloxolone, nonclinical metabolite toxicity studies, and six-month and two-year nonclinical carcinogenicity studies.  The need for a drug-drug interaction study with a moderate CYP3A inducer will be established upon review of the adequacy of our submitted physiological based PK model.

On November 18, 2021, the FDA granted omaveloxolone Fast Track Designation for the treatment of FA, providing eligibility for FDA programs such as Priority Review and rolling submission of the NDA, if relevant criteria are met. The FDA granted our request for a rolling submission and in January 2022, we initiated rolling submission of our NDA, which included the MOXIe Extension data from the cut-off of August 2021 that had not previously been provided to the FDA.  We expect to complete the submission of the NDA by the end of the first quarter of 2022.  This NDA is supported by the efficacy and safety data from MOXIe Part 1, Part 2, and MOXIe Extension studies as noted above.

We are continuing to complete the regulatory procedures and submissions required prior to filing a marketing application in Europe for approval for omaveloxolone for the treatment of patients with FA.  This includes securing agreement on our Pediatric Investigation Plan this year.

Potential Safety Review Topics

Below is a discussion of potential safety topics that may arise during NDA review and how we plan to respond. The safety topics of interest were closely monitored during the development program, and the findings are consistent with what would be expected based on the known pharmacological properties of omaveloxolone. This list is not comprehensive, and other matters may arise during the NDA review process.

Aminotransferases

Omaveloxolone treatment has been shown to increase alanine (ALT) and aspartate aminotransferases (AST) levels in the serum, and we have been able to characterize this profile in non-clinical and clinical studies to differentiate it from drug-induced hepatotoxicity.

In MOXIe Part 2, increases in ALT, AST, and gamma-glutamyl transferase (GGT) levels that exceeded the upper limit of normal (ULN) occurred in a greater percentage of omaveloxolone-treated patients than placebo-treated patients. The increases were transient, occurred shortly after initiation of treatment, peaked approximately two to four weeks after treatment initiation, and trended downward while patients remained on the study drug. At the post-treatment visit (four weeks after stopping the study drug), aminotransferase levels generally decreased further and returned to near baseline levels. Moreover, aminotransferase increases were generally mild or moderate, and for most omaveloxolone-treated patients (68.6%), ALT and AST levels remained less than three times ULN.  Elevations in aminotransferases and GGT were not associated with elevations in total bilirubin and no cases meeting Hy’s law criteria have been reported with omaveloxolone treatment.

We have demonstrated that omaveloxolone pharmacologically induces gene expression of aminotransferases, including ALT and AST, which reflects metabolic adaptations coordinated by Nrf2, rather than liver toxicity (Lewis, 2021; Zhang, 2006).  Genetic manipulation of Nrf2 in animal models affects the expression and serum activity of ALT and AST, and treatment with omaveloxolone analogs increases ALT and AST expression in cultured cells and in vivo without any liver toxicity.  Additionally, omaveloxolone analogs are protective in multiple models of hepatotoxicity (e.g., acetaminophen, concanavalin A, aflatoxin, and carbon tetrachloride models).

Weight Changes

Omaveloxolone treatment has been shown to reduce body weight in some patients, and we and our collaborators have been able to characterize the weight changes in nonclinical studies.

In MOXIe Part 2, a mean decrease of -1.35 ± 3.585 (SD) kg in weight relative to baseline was observed with omaveloxolone treatment over 48 weeks.  A similar trend of weight decrease has been observed in the patients during the Moxie Extension study.  Adolescent patients treated with omaveloxolone had mean changes in weight that were comparable to adult patients treated with placebo. Overall, there were no meaningful differences in weight loss by age, sex, geographic region, or baseline pes cavus status. In MOXIe Part 2, decreases in weight of at least 5% were observed more frequently in omaveloxolone-treated patients (34% of patients, n=17) than placebo-treated patients (19.2% of patients, n=10).  No patients discontinued treatment with omaveloxolone due to weight loss or appetite loss.  Adverse events of weight loss associated with omaveloxolone treatment were uncommon. Weight loss can be managed in clinical practice by optimizing nutrition, or if needed, temporary discontinuation of omaveloxolone.

The observed decreases in body weight have also been previously observed with an analog of omaveloxolone. Decreases in body weight with bardoxolone were accompanied by significant reductions in waist circumference and improved glycemic control. Multiple studies in nonclinical models of diabetes and obesity have demonstrated that omaveloxolone analogs reduce fatty acid synthesis and promote fatty acid oxidation, thereby providing substrates for energy production (Shin, 2009). These effects are dependent on the presence of Nrf2 and are associated with improved glucose tolerance and insulin sensitivity, reduced body fat, preservation of muscle mass, and increased metabolism and energy expenditure (Camer, 2015; Saha, 2010; Shin, 2009). The observed decreases in body weight may therefore be explained by Nrf2-dependent changes in lipid metabolism, fatty acid oxidation, and glycemic control that have been observed in animal studies with omaveloxolone and analogs.

Cardiovascular Safety

Cardiovascular safety was evaluated because cardiomyopathy is the most common cause of death in patients with FA. In addition, adverse cardiovascular events were observed in a previous bardoxolone clinical trial in patients with type 2 diabetes mellitus and Stage 4 CKD. Of note, risk factors for these events were identified and used as population selection criteria to mitigate cardiovascular risks in patients in subsequent studies. The entry criteria in omaveloxolone clinical trials were designed to mitigate potential cardiovascular risk for participants, and signals for heart failure were closely monitored during the studies.

Adverse Events Related to Cardiovascular Safety

In MOXIe Part 2, the number of patients reporting cardiac disorder treatment-emergent AEs (TEAEs) was similar for omaveloxolone-treated and placebo-treated patients. There were no omaveloxolone-treated patients reporting vascular disorder AEs compared with three placebo-treated patients. All cardiac disorder and vascular disorder AEs were mild or moderate in severity.  Overall, no meaningful difference in cardiac AEs, including cardiac failure or fluid overload events was observed between omaveloxolone-treated and placebo-treated patients.

Blood Pressure (BP)

In MOXIe Part 2, on average, no changes from baseline in SBP or DBP were observed at Week 48 in patients randomized to omaveloxolone or placebo. The profile of blood pressure over time across other subgroups was similar to the changes described above.

Echocardiograms

In MOXIe Part 2, treatment with omaveloxolone did not result in meaningful changes in echocardiogram parameters relative to baseline or compared with placebo-treated patients.

Electrocardiograms

In MOXIe Part 2, treatment with omaveloxolone did not show meaningful changes in ECG parameters relative to either baseline or compared with placebo-treated patients.

Brain Natriuretic Peptide (BNP)

In MOXIe Part 2, mean (± SD) BNP was slightly higher in omaveloxolone-treated patients compared to placebo-treated patients at baseline (omaveloxolone = 31.8 ± 31.43; placebo = 18.3 ± 25.43).  Small increases in BNP were observed with omaveloxolone treatment relative to placebo in MOXIe Part 2, with mean values returning to near baseline after withdrawal of drug.  Mean (± SD) change from baseline at Week 48 was 6.8 ± 30.30 in omaveloxolone-treated patients compared to 1.0 ± 19.29 in placebo-treated patients.  Overall, mean BNP values in omaveloxolone-treated patients remained below the ULN (<100 pg/ml), and only 2 (3.9%) patients had BNP values that exceeded 200 pg/mL through Week 48.  No patients reported TEAEs for BNP elevations, and there was only one patient with a TEAE of N-terminal prohormone brain natriuretic peptide (NT-pro-BNP) increased.  In this patient, no changes to dosing were made, and the patient had a normal BNP value at the last on-treatment visit at Week 48.  There were no associated AEs of fluid overload or cardiac failure.

In patients experiencing weight loss from liraglutide treatment and bariatric surgery we observed modest increases in BNP.  Further, BNP elevations associated with liraglutide treatment were correlated with reductions in weight and fat mass in patients (Li, 2014).  BNP regulates energy expenditure by influencing several metabolic processes, such as triglyceride lipolysis in adipocytes, fatty acid oxidation by skeletal muscle, mitochondrial biogenesis, and mitochondrial respiration, which are all processes associated with Nrf2 activation (Coué, 2016; Engeli, 2012; Miyashita, 2009; Schlueter, 2014; Sengenès, 2002).  BNP overexpression is associated with protection from obesity and insulin resistance in animals fed a high-fat diet (Miyashita, 2009).  BNP levels are lower in patients with metabolic risk factors, including obesity, visceral fat, lipid profiles, metabolic syndrome, low physical activity level, insulin resistance, and chronic inflammation (Zois, 2014).

We hypothesize that, like the modest increases observed in other forms of weight loss, the profile and magnitude of BNP increases observed with omaveloxolone treatment are due to reductions in weight and improvements in metabolic parameters.  Omaveloxolone and analogs are associated with improved glucose tolerance and insulin sensitivity, reduced body fat, preservation of muscle mass, and increased metabolism and energy expenditure (Camer, 2015; Saha, 2010a; Shin, 2009; Uruno, 2013). A high-fat-diet study in mice using omaveloxolone analogs demonstrated that decreased body weight gain caused by treatment with an omaveloxolone analog is associated with significantly increased cardiac BNP mRNA levels, along with protection from high‑fat diet-induced cardiac hypertrophy.

Lipids

In MOXIe Part 2, omaveloxolone-treated patients had a higher incidence of total cholesterol and low-density lipoprotein (LDL) cholesterol values above the ULN.  Patients treated with omaveloxolone showed increases in LDL cholesterol of approximately 20 mg/dL at Week 48 that returned to baseline after withdrawal of drug, while values for placebo-treated patients did not change notably. The mean LDL cholesterol values were below 120 mg/dL at all time points for omaveloxolone-treated patients.  Eight (19.0%) omaveloxolone-treated patients and 4 (9.1%) placebo-treated patients had increases in LDL cholesterol above the normal range while receiving treatment, indicating that increases in LDL cholesterol above the normal range occurred more frequently in omaveloxolone-treated patients. Omaveloxolone-treated adolescent patients showed smaller increases in LDL cholesterol at Week 48 than omaveloxolone-treated adult patients.  No notable change in mean very LDL cholesterol was seen over the treatment period in omaveloxolone-treated patients, nor was there a difference compared with placebo-treated patients.

On average, patients treated with omaveloxolone showed a reduction in high-density lipoprotein (HDL) cholesterol of -5.43 mg/dL at Week 48 and a reduction of -2.5 mg/dL after the four-week off-treatment period.  Changes in HDL cholesterol below or above the normal range did not occur more frequently in omaveloxolone-treated patients.

The effects of omaveloxolone and analogs on serum lipids have been investigated in nonclinical models and are associated with metabolic effects of omaveloxolone, including mobilization and metabolism of stored lipids resulting in decreased adiposity, increased mitochondrial function, and increased energy production. For example, treatment with an omaveloxolone analog in a mouse model of high-fat diet-induced obesity resulted in reduced body and adipose mass and decreased hepatic lipid accumulation, coupled with increases in energy expenditure. However, these mice also had minor increases in serum total, LDL, and HDL cholesterol. All of these changes were attenuated in Nrf2-null mice, suggesting that the broad effects on lipid homeostasis associated with treatment were due to activation of Nrf2 (Shin, 2009). Furthermore, in a mouse model of nonalcoholic steatohepatitis, a 3-week treatment with omaveloxolone decreased hepatic fat deposition, hepatocellular ballooning, inflammatory cell infiltration, and collagen deposition, along with improved glucose control and decreases in liver and serum triglycerides. These changes were associated with small but significant increases in LDL cholesterol with omaveloxolone treatment (Reisman, 2020). Collectively, these nonclinical results suggest that elevations in serum lipid parameters can occur despite overall improvement in lipid homeostasis and are related to activation of Nrf2.

Infections and Infestations

Infections and infestations were prespecified and evaluated because the anti-inflammatory effects associated with Nrf2 activation could possibly lead to a decreased immune response.

In MOXIe Part 2, the number of patients with infections and infestation TEAE were balanced between omaveloxolone-treated patients and placebo-treated patients. None of the AEs were considered severe, and there was only 1 patient reporting two SAEs in the omaveloxolone group. The number of infection-related AEs was also similar across omaveloxolone and placebo groups in adolescent patients.  Furthermore, no meaningful differences in immune cell (eg, white blood cell, lymphocytes, monocytes, neutrophils, eosinophils, basophils) counts were seen between omaveloxolone- and placebo-treated patients.

Omaveloxolone for Other Neurological Indications

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

In preclinical rodent disease models, we observed that RTA 901 administered orally once-daily rescued existing nerve function, restored thermal and mechanical sensitivity, and improved nerve conductance velocity and mitochondrial function.  These effects are dose-dependent, reversible, and HSP70-dependent.

We completed a Phase 1 SAD/MAD trial of oral, once-daily RTA 901 in healthy adult volunteers to evaluate the safety, tolerability, and PK profile.  The PK was approximately dose-proportional up to the highest doses evaluated with a half-life ranging from two to nine hours.  Human exposures easily exceeded the exposures necessary for efficacy in multiple animal models.  No safety or tolerability concerns were reported.  We plan to initiate additional Phase 1 studies to evaluate the PK and drug-drug interaction potential of RTA 901 in the first half of 2022 and a randomized, placebo-controlled Phase 2 study in DPNP in the second half of 2022.

There are about four million patients with moderate to severe DPNP in the United States, and about two million adult patients diagnosed with DPNP seek treatment annually.

We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

Programs in Chronic Kidney Disease

We and our strategic collaborator are developing bardoxolone for the treatment of CKD in multiple indications, including CKD caused by Alport syndrome, ADPKD, and type 1 and 2 diabetic CKD.  We received a CRL from the FDA in February 2022 with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome.  We will continue to work with the FDA to confirm our next steps on our Alport syndrome program. Kyowa Kirin, our strategic collaborator in CKD, is currently conducting its registrational AYAME trial of bardoxolone in diabetic (types 1 and 2) CKD in Japan.  Kyowa Kirin expects last patient out in the second half of 2022.

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

Dialysis leads to a reduced quality of life, and most patients must spend several hours at a dialysis clinic, three times a week, for the remainder of their lives.  These patients may suffer side effects due to dialysis.  Dialysis also increases the likelihood of serious and life-threatening complications, such as cardiovascular disease (CVD).  The five-year survival rate for hemodialysis patients is approximately 45%.  As per the 2021 Annual Data Report published by the United States Renal Data System, the number of patients with ESKD in the United States has nearly doubled in the last two decades, comprising an estimated 783,000 patients as of 2019.  Approximately 30% of these patients suffer from a rare form of CKD.  In 2019, total Medicare fee-for-service (FFS) spending for all beneficiaries who had CKD was over $124 billion, of which $51 billion was spent on patients with ESKD. In 2018, the total Medicare FFS spending for all beneficiaries who had CKD was about $117 billion, representing an increase of about 6% in expenditure in 2019.

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

Bardoxolone in Patients with CKD Caused by Alport Syndrome

Based on the results of our Phase 3 CARDINAL clinical trial, on March 1, 2021, we submitted our NDA for bardoxolone for the treatment of CKD caused by Alport syndrome to the FDA.  On April 26, 2021, the FDA accepted for filing our NDA, set the PDUFA date for February 25, 2022, and stated that the FDA also planned to hold an advisory committee meeting to discuss the application.  On December 8, 2021, the Cardiovascular and Renal Drugs Advisory Committee voted no on the question of whether the provided evidence demonstrated that bardoxolone is effective in slowing the progression of CKD in patients with Alport syndrome and that its benefits outweigh its risks.

On February 25, 2022, we received a CRL from the FDA with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome.  We will continue to work with the FDA to confirm our next steps on our Alport syndrome program.

Regarding non-U.S. regulatory applications for bardoxolone in the treatment of patients with CKD caused by Alport syndrome, on October 28, 2021, we submitted an MAA to the EMA and on July 27, 2021, our strategic collaborator in CKD in Japan, Kyowa Kirin, submitted an NDA in Japan to the MHLW.  Both applications are currently under review.

We recently received the 120-day LOQ from the EMA.  We are in the process of reviewing the questions and preparing our responses.

Overview of Alport Syndrome

Alport syndrome is a rare, genetic form of CKD caused by mutations in the genes encoding type IV collagen, which is a major structural component of the GBM in the kidney.  The kidneys of patients with Alport syndrome progressively lose the capacity to filter waste products out of the blood, which can lead to ESKD and the need for chronic dialysis treatment or a kidney transplant.  Alport syndrome affects both children and adults and can manifest as early as the first decade of life and causes average annual declines in eGFR of approximately four to five mL/min/1.73 m2.  In patients with the most severe forms of the disease, approximately 50% progress to dialysis by age 25, 90% by age 40, and nearly 100% by age 60.  There are currently no approved therapies to treat CKD caused by Alport syndrome.

The Alport Syndrome Foundation estimates that Alport syndrome affects approximately 30,000 to 60,000 people in the United States.  According to data provided by IQVIA in 2020, there are approximately 14,000 projected patients diagnosed with Alport syndrome in all stages of CKD in the United States.  However, recent literature suggests that a large number of patients with Alport syndrome are either undiagnosed or mis-diagnosed with other forms of CKD.

Clinical Updates in Alport Syndrome

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

Bardoxolone was generally reported to be well tolerated in this study, and the safety profile was similar to that observed in prior trials.  Eight patients (10%) receiving bardoxolone and 15 patients (19%) receiving placebo experienced a treatment-emergent SAE.  No SAEs were reported in pediatric patients treated with bardoxolone.  No fluid overload SAEs or major adverse cardiac events were reported in patients treated with bardoxolone.  The reported AEs were generally mild to moderate in severity, and the most common AEs observed more frequently in patients treated with bardoxolone compared to patients treated with placebo were muscle spasms and increases in aminotransferases, which are thought to be associated with the pharmacology of the drug.

Additionally, on November 9, 2020, we reported results from the long-term extension EAGLE study.  EAGLE is an international, multi-center, open-label, extended access trial evaluating the longer-term safety and tolerability of bardoxolone in patients with CKD caused by Alport syndrome who participated in the CARDINAL trial or patients with ADPKD who participated in the FALCON trial.  The change from baseline in eGFR was assessed for the 14 patients with Alport syndrome who were treated with bardoxolone for three years (two years in CARDINAL and one year in EAGLE), with four-week off-treatment periods occurring at Weeks 48 and 100.  Bardoxolone treatment resulted in a mean increase from baseline in eGFR of 11.5 mL/min/1.73 m2 at Year 1, 13.3 mL/min/1.73 m2 at Year 2, and 11.0 mL/min/1.73 m2 at Year 3.

In February 2022, we provided the FDA with an update on results from patients with CKD caused by Alport syndrome in the ongoing EAGLE trial.  Mean increases in eGFR were observed at Week 12, Week 24, and Week 48 relative to Day 0 (before treatment) in EAGLE in patients who previously received placebo and initiated treatment with bardoxolone in EAGLE. Patients who previously received bardoxolone for two years in CARDINAL experienced similar mean increases in eGFR at all timepoints.

For the 37 patients randomized to bardoxolone in CARDINAL who completed 48 weeks in EAGLE (bardoxolone-to-bardoxolone group), bardoxolone treatment resulted in a mean change from baseline in eGFR (relative to original CARDINAL baseline) of 9.2 mL/min/1.73 m2 at Year 1, 7.8 mL/min/1.73 m2 at Year 2, and 6.7 mL/min/1.73 m2 at Year 3.

A subset of patients (n=18) completed 96 weeks of treatment in EAGLE, which amounts to approximately four years of total treatment, and had a mean ± standard error change from baseline eGFR in CARDINAL of 5.5 ± 3.5 mL/min/1.73 m2.  This sustained improvement of kidney function is notable when compared to the CARDINAL study population’s expected yearly eGFR decline of 5.1 mL/min/1.73 m2, which was calculated based on five-year historical eGFR data collected before patients entered the study.  No new safety findings have been observed in EAGLE extension study.

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

ADPKD affects both men and women of all racial and ethnic groups and is the leading inheritable cause of kidney failure with an estimated diagnosed population of 140,000 patients and an estimated prevalent population of 400,000 patients in the United States.  Despite current standard-of-care treatment, an estimated 50% of ADPKD patients progress to ESKD and require dialysis or a kidney transplant by 60 years of age.  The only therapy currently approved for ADPKD is JYNARQUE® (tolvaptan), developed by Otsuka Pharmaceuticals Co., Ltd., which was approved in the United States in 2018 to slow kidney function decline in adults at risk of rapidly progressing ADPKD.

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

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo.  FALCON is enrolling patients in a broad range of ages, 18 to 70 years old, with an eGFR between 30 to 90 mL/min/1.73 m2.  We recently filed a protocol amendment with the FDA and requested a Type A meeting to discuss the overall ADPKD development program including the recently submitted major protocol amendment.  The major protocol amendment changes include increases in the sample size from 550 to 850 patients, addition of adolescent (12 to 17 years) patients with ADPKD, removal of the off-treatment period (Week 48 – Week 52) during Year 1, change of the primary endpoint of off-treatment eGFR change from baseline at Week 52 (or four weeks after drug discontinuation in Year 1) to eGFR change from baseline at Week 108 (eight weeks after planned drug discontinuation at Week 100), addition of an exploratory endpoint of eGFR change from baseline at Week 112

(12 weeks after planned drug discontinuation at Week 100), and addition of a sub study with ambulatory blood pressure monitoring.

Pursuant to the protocol amendment, patients will be treated with bardoxolone or placebo for 100 weeks followed by a twelve-week withdrawal period.  The trial will remain blinded until study completion.  All patients will be asked to return at Week 108 independent of the time of study drug discontinuation.  In November 2021, we announced a plan to increase the FALCON sample size from 550 to 700 patients.  In order to maintain power, with changes in the primary endpoint, the sample size is increased from 550 to 850 patients in our recently submitted protocol amendment.  The secondary endpoint is the eGFR change from baseline at Week 100.  The SAP, detailing the proposed analyses, has also been submitted.  More than 500 patients are currently enrolled in the study.

Bardoxolone in CKD Patients at Risk of Rapid Progression

MERLIN was a proof of concept, multi-center, double-blind, placebo-controlled, Phase 2 trial to evaluate the safety and efficacy of bardoxolone in patient populations with CKD secondary to varying etiologies at risk of rapid progression.  MERLIN enrolled patients from ages 18 to 75 years old, with eGFR ≥ 20 to < 60 mL/min/1.73 m2, and other risk factors for rapid progression of kidney disease.  Eighty-one patients were enrolled and randomized one-to-one to either bardoxolone or placebo.  The primary endpoint was the change in eGFR from baseline after 12 weeks of treatment, and the secondary endpoint was the change in eGFR from baseline after 12 weeks of treatment by CKD etiology.  MERLIN also incorporated an exploratory efficacy endpoint of change in eGFR from baseline at off-treatment Days 3, 7, 14, 21, 28, and 35 to examine the time period for resolution of the acute PD effect of bardoxolone.

MERLIN met the primary endpoint at Week 12.  Treatment with bardoxolone resulted in a higher mean eGFR change from baseline compared to placebo, with a placebo-corrected statistically significant mean difference of 7.71 mL/min/1.73 m2 (n=81, p < 0.0001, CI: 5.18, 10.24) at Week 12.  When eGFR data were broken down by different etiologies of CKD, MMRM analysis results favored bardoxolone over placebo in all subgroups.  A similar magnitude of eGFR change compared to placebo was observed in patients with diabetic CKD (placebo-corrected difference: 7.51 mL/min/1.73 m2; n=33; p=0.0010), and in patients with CKD caused by various other etiologies (placebo-corrected difference: 7.61 mL/min/1.73 m2; n=28; p=0.0009).  We observed that patients with CKD at risk of rapid progression caused by hypertension also showed a nominal but not statistically significant mean change from baseline compared to placebo, with a placebo-corrected mean difference of 6.35 mL/min/1.73 m2 in eGFR (n=20; p=0.1482).

The change in eGFR in patients treated with bardoxolone was maximal in MERLIN at Week 8, two weeks after the last planned dose titration at Week 6.  Mean eGFR change from baseline began to decrease within three days after the planned cessation of treatment at Week 12.  The maximum decrease in off-treatment eGFR change from baseline occurred 21 days after the last dose.  Overlapping confidence intervals support consistency in the change from baseline for Days 14, 21, 28, and 35 off-treatment.  A statistically significant difference in mean eGFR change from baseline was observed for the bardoxolone group compared to the placebo group through Day 14 off-treatment, with a placebo-corrected mean difference of 3.70 mL/min/1.73 m2 (p = 0.0040, CI: 1.22, 6.18).  At Day 21, off treatment and beyond, there was no significant placebo-corrected difference between the placebo and bardoxolone groups, suggesting the acute effects of bardoxolone had resolved by Day 21 off-treatment.

Estimated Glomerular Filtration Rate (mL/min/1.73m²)

On Treatment Period
Off Treatment Period
10 mg
20 mg
30 mg*
Change from Baseline
Mean ± Standard Error
12
10
8
6
4
2
0
-2
Baseline
Week 1
Week 2
Week 4
Week 6
Week 8
Week 12
Day 3
Day 7
Day 14
Day 21
Day 28
Day 35
Analysis Visit
Placebo
Bardoxolone Methyl

Contributing Patients (n)

	Baseline	Week 1	Week 2	Week 4	Week 6	Week 8	Week 12	Day 3	Day 7	Day 14	Day 21	Day 28	Day 35
Placebo	42	41	41	41	42	42	42	26	41	39	36	41	40
Bardoxolone Methyl	39	36	39	39	39	37	36	30	36	36	35	36	36

*Green arrows mark planned dose-escalation; 30 mg dose only for patients with UACR >300 mg/g

Consistent with previous studies, treatment with bardoxolone at doses up to 30 mg and for up to 12 weeks was generally safe and well tolerated.  Furthermore, there was no imbalance in cases of volume overload and were no cases of congestive heart failure or increases in blood pressure noted in the bardoxolone group.  There were no clinically meaningful overall trends in laboratory values or electrocardiograms, and there were no deaths in this study.

Four out of 81 patients had SAEs (one in the placebo group and three in the bardoxolone group), none of which were assessed as related to study treatment.  Most TEAEs were mild to moderate in severity.  As reported in other clinical trials with bardoxolone, muscle spasms were the most commonly reported TEAE and were equivalent in frequency between the placebo and bardoxolone groups.  Five patients in the bardoxolone group had dose de-escalations or delays in dose-escalation due to TEAEs.  No placebo patients and seven out of 39 (17.9%) bardoxolone patients discontinued study treatment before Week 12. Reasons included AEs (four patients), non-compliance with study treatment (two patients), and withdrawal by patient (one patient).

As observed in previous studies increases in aminotransferases were transient, asymptomatic and were not associated with any evidence of liver injury.  Increases with aminotransferases were not associated with increases in total bilirubin and no patient met Hy’s Law criteria.  Mean decreases from baseline in weight were observed in patients treated with bardoxolone.  Treatment with bardoxolone resulted in increases in urinary albumin-to-creatinine ratio (UACR) over the course of eight weeks, plateauing through Week 12. UACR trended back towards baseline during the off-treatment period.  When adjusted for eGFR, ratios of eGFR to UACR were unchanged, suggesting that increases in UACR are attributed to the increases in eGFR observed with bardoxolone.

The MERLIN data were submitted as an amendment to our NDA. However, the FDA did not accept this amendment as a major amendment.

Bardoxolone in Patients with Rare Forms of CKD

PHOENIX was a Phase 2, open-label, multi-center trial evaluating the safety and efficacy of bardoxolone in patients with ADPKD, IgA nephropathy (IgAN), type 1 diabetic CKD (T1D CKD), or focal segmental glomerulosclerosis (FSGS) completed in 2019.  In each of these cohorts, bardoxolone treated patients experienced a statistically significant increase from baseline in mean eGFR after 12 weeks of treatment. Based on the outcome of AYAME and FALCON trials, and our discussions with the FDA regarding the bardoxolone program, we will decide future development plans for bardoxolone in patients with additional forms of CKD including patients at risk of rapid progression.

AYAME Trial in Diabetic CKD Conducted by Kyowa Kirin

Upon completion of the Phase 2 TSUBAKI study, Kyowa Kirin’s clinical study of bardoxolone in patients with Stage 3 and 4 diabetic CKD in Japan, and after discussions with the PMDA, Kyowa Kirin initiated a Phase 3 outcomes trial called AYAME in patients with Stage 3 or 4 diabetic CKD in Japan.  The primary endpoint is time to onset of a ≥ 30% decrease in eGFR from baseline or ESKD.  The secondary endpoints are time to onset of a ≥ 40% decrease in eGFR from baseline or ESKD, time to onset of a ≥ 53% decrease in eGFR from baseline or ESKD, time to onset of ESKD, and change in eGFR from baseline at each evaluation time point.  Kyowa Kirin completed patient enrollment in AYAME in June 2019 and expects the last patient out in the second half of 2022.

RTA 1700 Series

In addition to our lead programs, we are developing a proprietary series of RORγt inhibitors for the potential treatment of a broad range of autoimmune, inflammatory, and fibrotic diseases.  We conducted a Phase 1 trial to evaluate the safety, tolerability, and PK profile of RTA 1701 in healthy adult volunteers.  RTA 1701 had no safety concerns, was well tolerated, and we observed an acceptable PK profile.  Plasma concentrations were achieved that are associated with efficacy in preclinical models of autoimmune disease.  Due to RTA 1701’s ADME (absorption, distribution, metabolism, and excretion) properties and the potential for drug-drug interactions at clinically relevant concentrations, we have discontinued the development of RTA 1701 and are proceeding with the development of follow-on molecules in the 1700 series.  We remain committed to developing RORγt inhibitors for the treatment of autoimmune, inflammatory, and fibrotic diseases.  We retain all rights to our RORγt inhibitors, which are not subject to any existing commercial collaborations.

Manufacture and Supply

We rely on multiple third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing, as well as for planned commercial manufacture if our product candidates receive marketing approval.  We believe there are reliable sources for all of the materials required for the manufacture of our product candidates.  Our third-party manufacturing strategy enables us to efficiently direct financial resources to the research, development, and commercialization of product candidates rather than diverting resources to internally develop manufacturing facilities.  We source our materials (whether they are of natural or chemical origin) globally, utilizing a network of qualified, established third-party vendors.  Prior to commercialization, it is common that a product candidate’s supply chain contains single-sourced suppliers.  Second source supplier identification and implementation strategies, as well as inventory safety stock, are used to mitigate supply chain risks at the appropriate stage of product development.  As our product candidates advance through development, we expect to enter into commercial supply agreements with key suppliers and manufacturers and continue to strategically build inventory and redundancy in suppliers, as appropriate, to fulfill and secure the ongoing and planned preclinical, clinical, and, if our product candidates are approved for marketing, commercial supply needs for us and our collaborators.

Manufacturing Preparations for Omaveloxolone in Neurological Diseases

Our manufacturing and quality teams are in place for the current stage of program development with plans to grow as needed to support future commercial supply and distribution of omaveloxolone.  We are on track for planned clinical drug supplies, with a supply chain strategy to adequately support potential future clinical and commercial demand.  We have completed registration batches for drug substance and drug product.  In addition, we believe the synthesis from regulatory starting material to drug substance can be manufactured at scale, resulting in a commercially competitive cost of goods.

Manufacturing Preparations for Bardoxolone in Rare CKD

Our manufacturing and quality teams are in place for the current stage of program development with plans to grow as needed to support commercial supply and distribution of bardoxolone.  We have completed process validation batches for drug substance and drug product.  In addition, we believe that the synthesis from regulatory starting material to drug substance can be manufactured at scale, resulting in a commercially competitive cost of goods.

Sales and Marketing

We are in the process of building the commercial infrastructure in the United States necessary to effectively support the commercialization of our product candidates, if and when we receive regulatory approval of such product candidates in the United States.

Outside of the United States, where appropriate and depending on the terms of our contractual arrangements, we plan, either alone, or with new collaboration partners, to commercialize our products.  Our strategic collaborator Kyowa Kirin has all rights to commercialize bardoxolone in its territories.  We are refining our strategy and market assessments with respect to a potential launch in the EU, and we plan to continue to evaluate market opportunities for our products in other global markets.

Commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians and personnel involved in sales management, internal sales support, marketing, patient access, and distribution.  One challenge unique to rare-disease commercialization is patient identification due to the very small and sometimes heterogeneous disease populations.  Our management team is experienced in maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

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

Sales and Marketing Preparations for Omaveloxolone in FA

Commercial launch preparation will advance with regulatory progress.   Our ability to launch omaveloxolone is dependent on the successful filing and defense of an NDA and MAA and approval by the FDA and EMA, respectively.  We have hired commercial leadership and will build the teams, infrastructure, systems, and processes necessary for the launch of omaveloxolone.  This will include sales, marketing, market access, patient support, and distribution.  Additionally, we plan to expand quality and compliance functions to support commercialization.

Sales and Marketing Preparations for Bardoxolone in Rare CKD

We have paused our commercial planning efforts until we have a clear regulatory path forward for bardoxolone in rare CKD.  Our ability to launch bardoxolone is dependent on the acceptance and successful defense of an NDA and MAA and approval by the FDA and EMA, respectively.  If our commercial planning efforts resume, we have plans to establish a distribution network that would enable us to deliver product across Europe with a small initial footprint.

Medical Affairs

In neurological disease, we are continuing our efforts to educate physicians on the hallmarks of FA and the differentiating symptoms that discriminate patients with FA from patients with similar neurological diseases. Our medical affairs activities in the United States for bardoxolone in our CKD program have been paused.  Our KIDneyCode™ genetic testing program has been terminated.

Competition

The development and commercialization of new pharmaceutical products is highly competitive.  Our future commercial success depends on our ability to achieve and maintain a competitive advantage.  We are aware of several advanced drug development programs in FA for which we are developing omaveloxolone, in DPNP for which we are developing RTA 901, and in CKD for which we are developing bardoxolone.

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

We are aware of only one program, vatiquinone from PTC Therapeutics Inc., in Phase 3 stage of development.  Additionally, competitor product candidates MIN-102 from Minoryx Therapeutics, MIB-626 from MetroBiotech, LLC, JOTROL (JOT-101) from Jupiter Neurosciences, Inc., and elamipretide from Stealth BioTherapeutics Corp. are in Phase 2 clinical development for FA. We are aware of only one program, CTI-1601 from Larimar Therapeutics, Inc., in Phase 1 clinical development. In addition, Biohaven Pharmaceutical Holding Company Ltd.’s Troriluzole is in Phase 3 development for the treatment of patients with Spinocerebellar ataxia (SCA).  Biohaven has expressed an intention to explore the development of Troriluzole for other ataxias, which may include FA pending the outcome of the ongoing clinical studies in SCA.  If approved and launched commercially, omaveloxolone may face competition from these product candidates.  Some of these product candidates may enter the market prior to omaveloxolone, and some of these product candidates could limit the market or level of reimbursement available for omaveloxolone if it is commercialized.

RTA 901 in Diabetic Peripheral Neuropathic Pain

Currently, there are four drugs and two devices that are approved for treatment of DPNP in the United States including Lyrica®, Cymbalta®, Nucynta®, an opioid, and Qutenza®, a capsaicin patch applied once every three months. IntellisTM and VantaTM by Medtronic Plc. and Senza® by Nevro Corp. are two implantable spinal cord stimulation systems approved for treatment of chronic pain associated with diabetic peripheral neuropathy (DPN). Tarlige® by Daiichi Sankyo Company Ltd. is a gabapentinoid that is approved for DPNP in Japan. In addition, current treatment guidelines from the American Diabetes Association and the American Academy of Neurology also recommend the off-label use of gabapentin and tricyclic antidepressants.

We are aware of multiple drugs in advanced clinical development for DPNP including Engenesis (VM202) by Helixmith Co. in Phase 3, HSK-16149 by Sichuan Haisco Pharmaceutical Co. in Phase 2/3 (China), and 16 additional programs in Phase 2 clinical trials including LX9211 by Lexicon Pharmaceuticals Inc., MEDI7352 by AstraZeneca Plc, Elismetrep (MT8554) by Mitsubishi Tanabe Pharma (Europe), PGDN-20WS by Pure Green Pharmaceuticals, YJ-001 by Zhejiang Pharmaceutical (China), BAY2395840 by Bayer, LY3016859, LY3526318, and LY3556050 by Eli Lilly and Company, ETX-810 by Eliem Therapeutics Inc., Pirenzepine (WST-057) by WinSanTor Inc., NRD135S.E1 by Novaremed AG, NYX-2925 by Aptinyx Inc., Ricolinostat by Regenacy Pharmaceuticals, GRC 17536 by Glenmark Pharmaceuticals Ltd., and CNTX-6016 by Centrexion Therapeutics. AT-001 by Applied Therapeutics Inc. is also being investigated for DPN in a sub-study of a Phase 3 program in Diabetic Cardiomyopathy.

Bardoxolone in CKD

Currently, there are no approved therapies for CKD caused by Alport syndrome, and patients are commonly treated off-label with angiotensin converting enzyme (ACE) inhibitors or angiotensin 2 receptor blockers (ARBs).  If bardoxolone is approved and launched commercially for patients with CKD caused by Alport syndrome, it may face market competition.  We are aware of at least three therapies for the treatment of Alport syndrome currently in Phase 2 of clinical development including an injectable product candidate, lademirsen (RG-012) from Sanofi S.A, atrasentan in patients with one of several forms of CKD including Alport syndrome from Chinook Therapeutics Inc., and sparsentan in pediatric patients with proteinuric glomerular diseases including Alport syndrome from Travere Therapeutics Inc.

Currently, there is one drug specifically approved and multiple therapies in late-stage clinical development for the treatment of patients with ADPKD.  In 2018, Otsuka Pharmaceuticals Co., Ltd. received approval by the FDA to market JYNARQUE® to slow kidney function decline in adults at risk of rapidly progressing ADPKD.  We are aware of one program in Phase 3 stage of development which is Palladio Biosciences’ study of lixivaptan for treating patients with ADPKD.  Other products under clinical development for ADPKD include GLPG2737 by Galapagos NV in Phase 2, Tesevatinib by Kadmon, a Sanofi company, in Phase 2, Xrx-008 by Xortx Therapeutics Inc. in Phase 2, and AL01211 by Acelink Therapeutics in Phase 1.

We are also aware of multiple drugs that are either approved or in clinical development programs in Type 2 diabetic CKD (T2D CKD), hypertensive, and other forms of CKD.  These include the SGLT2 inhibitors, Jardiance® and Farxiga® developed by Boehringer Ingelheim and Eli Lilly and Company, and by AstraZeneca, respectively which are in development for patients with CKD with and without T2D.  In April 2021, Farxiga® received FDA approval to reduce the risk of sustained eGFR decline, ESKD, cardiovascular death, and hospitalization for heart failure in adults with chronic kidney disease at risk of progression. AstraZeneca has not said whether any patients with CKD caused by Alport syndrome were enrolled in the DAPA-CKD trial; however, the trial did enroll patients with IgAN and other forms of glomerulonephritis.  The DAPA-CKD study excluded patients with ADPKD and T1D CKD.  Farxiga® may be used to treat patients with CKD due to rare and common forms of CKD including Alport syndrome.  Additionally, Jardiance® is currently being tested in EMPA-KIDNEY, a Phase 3 trial in patients with various forms of CKD, excluding ADPKD and T1D CKD.  Results from the EMPA-KIDNEY trial are expected in the fourth quarter of 2022.  Additionally, Bayer Healthcare, in November 2021, announced the initiation of the FIONA Phase 3 study to investigate finerenone for the treatment of pediatric patients with CKD and severely increased proteinuria.  The study may enroll patients with Alport syndrome or ADPKD. Kerendia® (finerenone) received FDA approval in July 2021 to reduce the risk of sustained eGFR decline, ESKD, cardiovascular death, non-fatal myocardial infarction, and hospitalization for heart failure in adult patients with T2D CKD.

Collaborations

Kyowa Kirin Agreement

In December 2009, we entered into an agreement with Kyowa Kirin, under which we provided Kyowa Kirin the right to develop and commercialize bardoxolone for renal, cardiovascular, diabetes, and certain related metabolic indications in Japan, China (including Hong Kong and Macao), South Korea, Taiwan, Thailand, Singapore, Philippines, Malaysia, Indonesia, Brunei, Vietnam, Laos, Myanmar, and Cambodia (the Kyowa Kirin Agreement).  These indications include, among others, CKD.  Total consideration under this agreement could reach $272.0 million in upfront and milestone payments, of which we have received $85.0 million.  Additionally, Kyowa Kirin is required to pay us royalties on net sales of licensed product sold by Kyowa Kirin, its affiliates, and sublicensees in its territory ranging from the low teens to the low 20% range depending on the country of sale and the amount of annual net sales.

Kyowa Kirin is obligated to use commercially reasonable efforts to conduct all preclinical and clinical activities necessary for the commercialization of licensed products in each country in the licensed territory.  Under this agreement, we are obligated to use commercially reasonable efforts to supply Kyowa Kirin with clinical supply of licensed product required for Kyowa Kirin’s development in the licensed territory, and we are obligated to negotiate and execute commercial supply agreements with Kyowa Kirin.  Also, Kyowa Kirin has allowed us to conduct clinical activities in certain rare forms of kidney disease in Japan and has reimbursed us the majority of the costs for CARDINAL in Japan and is assuming some of the costs of patients in Japan for the FALCON trial. In addition, Kyowa Kirin is the in-country caretaker for FALCON in Japan.

The Kyowa Kirin Agreement will terminate automatically when the royalty term expires in all of Kyowa Kirin’s territory.  A royalty term expires in a country on the later of the expiration of all patents in such country or ten years after the first commercial sale in such country.  Either party may terminate the agreement upon the other party’s bankruptcy or insolvency or uncured material breach.  Additionally, Kyowa Kirin may terminate the agreement at will upon advance written notice.  In the event of any termination of the agreement by us for Kyowa Kirin’s uncured breach, bankruptcy, or insolvency or by Kyowa Kirin at will, Kyowa Kirin will transfer and assign to us the regulatory filings for bardoxolone and will license to us the relevant trademarks used with the products in their respective territories.

Amended and Restated License Agreement with AbbVie

In September 2010, we entered into a license agreement with AbbVie (the AbbVie License Agreement), under which we provided AbbVie the exclusive right to develop and commercialize bardoxolone or other molecules for renal, metabolic, and cardiovascular indications, including CKD, in all other countries outside the United States not previously licensed to Kyowa Kirin under the Kyowa Kirin Agreement.

In December 2011, we entered into a collaboration agreement with AbbVie (the Collaboration Agreement) under which we provided AbbVie the right to jointly research, develop, and commercialize all second- and later-generation Nrf2 activators, including omaveloxolone, for all indications other than renal, cardiovascular, and metabolic indications.

In October 2019, we entered into an Amended and Restated License Agreement with AbbVie (the Reacquisition Agreement), under which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie under the AbbVie License Agreement and the Collaboration Agreement.  Under the Reacquisition Agreement, the AbbVie License Agreement and the Collaboration Agreement were amended, resulting in AbbVie granting its exclusive sublicenses back to us, such that we reacquired the worldwide rights to bardoxolone, excluding certain Asian countries previously licensed to Kyowa Kirin, and the worldwide rights to omaveloxolone and the second-generation activators.  In exchange for such rights, we agreed to pay AbbVie a total of $330.0 million, all of which has subsequently been paid.  In addition, AbbVie will receive an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators.  AbbVie will not receive royalties on bardoxolone sales.  By reacquiring our rights, we were relieved from our obligations under the AbbVie License Agreement and the Collaboration Agreement.

As a result of the $330.0 million having been paid to AbbVie, the licenses granted to AbbVie and the sublicenses granted to us with respect to omaveloxolone and bardoxolone and certain next-generation Nrf2 activators have terminated, with all rights reverting to us.

Development and Commercialization Funding Agreement with Blackstone Life Sciences

On June 24, 2020, we closed a Development and Commercialization Funding Agreement (the Development Agreement) with an affiliate of Blackstone Life Sciences, LLC (BXLS) that provides funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, ADPKD, and certain other rare CKD indications.  The Development Agreement includes a $300.0 million payment by the Blackstone affiliate in return for various percentage royalty payments on worldwide net sales of bardoxolone by Reata and its licensees, other than Kyowa Kirin.  The royalty percentage will initially be in the mid-single digits and in future years can vary between higher-mid single digit percentages to low-single digit percentages depending on various milestones, including indication approval dates, cumulative royalty payments, and cumulative net sales.  Pursuant to the Development Agreement, we have granted BXLS a security interest in substantially all of our assets.  In addition, concurrent with the Development Agreement, we entered into a common stock purchase agreement (the Purchase Agreement) with affiliates of BXLS to sell an aggregate of 340,793 shares of the Company’s Class A common stock at $146.72 per share for a total of $50.0 million.

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

Phase 1.  Phase 1 clinical trials represent the initial introduction of a product candidate into human subjects, frequently healthy volunteers.  In Phase 1, the product candidate is usually tested for PD and PK properties such as safety (including AEs), dosage tolerability, absorption, distribution, metabolism, and excretion.

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

The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.  Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (DSMB) or committee.  This group determines whether or not a trial may move forward at designated check points based on access to certain data from the trial.  A clinical trial sponsor may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

The clinical trial process can take three to ten years or more to complete, and there can be no assurance that the data collected will support FDA approval or licensure of the product.

The results of preclinical studies and clinical trials, together with detailed information on the manufacture, composition, and quality of the product candidate, are submitted to the FDA in the form of an NDA requesting approval to market the product.  The application must be accompanied by a significant user fee payment, currently approximately $3.1 million for fiscal year 2022.  The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data are insufficient for approval and require additional preclinical, clinical, or other studies.

Review of Application

Once the NDA submission has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA informs the applicant of the specific date by which the FDA intends to complete its review.  This is typically 12 months from the date of submission.  The review process is often extended by the FDA as a result of submission of additional information, sometimes at the FDA’s request, during the review.  The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use and whether the product is being manufactured in accordance with CGMP to assure and preserve the product’s identity, strength, quality, and purity.  Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with CGMPs.  The FDA will also inspect clinical trial sites for integrity of data supporting safety and efficacy.  During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product.  If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS; the FDA will not approve the application without an approved REMS, if required.  A REMS can substantially increase the costs of obtaining approval.  The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit, and interpretation of clinical trial data.  The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied or the FDA requires additional testing or information.  The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product.  The FDA will issue either an approval of the NDA or a CRL detailing the deficiencies and information required for reconsideration of the application.

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

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric studies for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration.  Under PREA, original NDAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver.  The required assessment must include the evaluation of the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective.  The FDA, on its own initiative or at the request of the sponsor, may defer pediatric trial requirements for some or all of the pediatric subpopulations.  A deferral may be granted by the FDA if it believes that additional safety or effectiveness data in the adult population need to be collected before the pediatric studies begin.  The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.  Unless otherwise required by regulation, PREA generally does not apply to a drug for an indication for which orphan designation has been granted with the exception of orphan-designated drugs if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.

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

Fast Track Designation, Accelerated Approval, and Priority Review

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of NDAs.  For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs for the disease or condition.  The key benefits of Fast Track Designation are more frequent interactions with the FDA and rolling review (submission of portions of an application before the complete marketing application is submitted).

Under the Fast Track and accelerated approval programs, the FDA may approve an NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.  Post-marketing studies or completion of ongoing studies after marketing approval are required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit.

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

The DSCSA, signed into law on November 27, 2013, imposes new obligations on manufacturers of prescription finished pharmaceutical drug products, among others, related to product tracking and tracing, identification, verification, illegitimate production notification, and other elements.  Among the requirements of this federal law, manufacturers are required to provide certain information regarding the drug product to entities to which product ownership is transferred, label drug product with a product identifier (i.e., serialization) in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States, and keep certain records regarding the drug product.  Further, under the DSCSA, manufacturers have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, illegitimate, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.  These requirements are being phased in over a ten-year period, and some requirements are already in effect.  The DSCSA replaced the prior drug “pedigree” requirements under the PDMA and preempts existing state drug pedigree laws and regulations.  The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistics providers (3PLs).  These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by the FDA pursuant to the DSCSA.  Until the FDA promulgates regulations to address the DSCSA’s new national licensing standards for wholesalers, current state licensing requirements typically remain in effect, although the DSCSA expressly preempts those state statutes and regulations that require 3PLs to maintain wholesale drug distributor licenses. The FDA published its Proposed Rule on February 4, 2020, titled “National Standards for the Licensure of Wholesale Drug Distributors and Third-Party Logistics Providers.” When finalized, the rule establishes among other things a national licensing standard for wholesale drug distributors and 3PLs.  It is difficult to predict when FDA will publish the final rule.  Once the final rule is published, the licensing standards will take effect one year after publication for 3PLs and two years after publication for wholesale drug distributors.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, to induce, or in return for, purchasing, leasing, ordering, recommending, or arranging for the purchase, lease, or order of any good, facility, item, or service reimbursable under Medicare, Medicaid, or other federal healthcare programs.  The term “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests, and providing anything at less than its fair market value.  The federal Anti-Kickback Statute has been interpreted to apply to certain arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for a statutory exception or safe harbor protection.  Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.  Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute.  Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.  Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.  The intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA) to a lower intent standard such that a person or entity no longer needs to have actual knowledge of this statute or the specific intent to violate it to have committed a violation.  In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).  Further, civil monetary penalties statutes impose penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) annually report information to the Center for Medicare and Medicaid Services (CMS) related to certain payments or other transfers of value made or distributed to physicians, physician assistants, certain types of advanced practice nurses, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.  This information is made publicly available on a searchable website.

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

In addition, in many foreign countries, particularly EU member states and China, the pricing of prescription drugs is subject to government control.  In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed.  The requirements governing drug pricing vary widely from country to country.  For example, EU member states have options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use.  A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the total cost of a medicinal product placed on its market.  We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products.  In addition, there may be importation of foreign products that compete with our own products, which could adversely affect our profitability.

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

Furthermore, political, economic, and regulatory influences are subjecting the healthcare industry in the United States to fundamental change.  Initiatives to reduce the federal budget and debt and to reform healthcare coverage are increasing cost-containment efforts.  We anticipate that Congress, state legislatures, and the private sector will continue to review and assess alternative healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals, limitations on rebate payments by drug manufacturers, and other fundamental changes to the healthcare delivery system.  Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability.  For example, in March 2010, the PPACA was signed into law.  Among other cost containment measures, the PPACA expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products, and enacted substantial provisions affecting compliance, which may affect our business practices with healthcare practitioners. In the future, there may continue to be additional proposals relating to the reform of the United States healthcare system, some of which could further limit the prices we are able to charge or the amounts of reimbursement available for our products, or which could otherwise affect our commercial operations and ability to be profitable. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment.  The Department of Health and Human Services’(HHS) plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress.  It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.  If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse effect on our business.  Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts.  Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible.

More recently, the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) was signed into law, which eliminated certain requirements of the PPACA, including the individual mandate.  On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the PPACA.  There is uncertainty with respect to the impact these changes, if any, may have, and any changes likely will take time to unfold.

In addition, on August 2, 2011, the Budget Control Act of 2011 was enacted and created measures for spending reductions by Congress.  A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs.  These reductions included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic.  The Medicare reductions will phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction.  Also, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of health care providers.  Further, former President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers.

Due to the volatility in the current economic and market dynamics, we are unable to predict the effect of any unforeseen or unknown legislative, regulatory, payor, or policy actions, which may include cost containment and healthcare reform measures.  Such policy actions could have a material adverse effect on our profitability.

New Legislation and Regulations

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, and marketing of products regulated by the FDA.  For example, the 21st Century Cures Act, which was enacted on December 13, 2016, contained a number of provisions related to the development of drug and biological products, including provisions intended to encourage the modernization of clinical trial design and support broader use of tools like biomarkers and methods to collect patient experience data.  While the 21st Century Cures Act is intended to make drug and biological product development less time-consuming and less costly, it does not change the scientific/medical standard for approval or the quality or quantity of evidence necessary to support approval.  In addition, the Food and Drug Administration Act of 2017 reauthorized and amended several drug provisions that were scheduled to sunset, such as the prescription drug user fee provisions, and made other changes to the FFDCA, including provisions related to development of pediatric drugs and access to generic drugs.  In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products.  It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies, or interpretations changed or what the effect of such changes, if any, may be.

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

Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we could commence clinical trials or marketing of the product in foreign countries and jurisdictions.  Although many of the issues discussed above with respect to the United States apply similarly in the context of other countries in which we may seek approval, the approval process varies among countries and jurisdictions and can involve different amounts of product testing and additional administrative review periods.  For example, in the EU, a sponsor must submit a clinical trial application (CTA), much like an IND, prior to the commencement of human clinical trials and receive authorization from the relevant authorities. The new EU Regulation on Clinical Trials, which became applicable on January 31, 2022, imposes additional requirements in relation to human clinical trials.

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

In the EU, a company may submit an MAA either under a centralized, decentralized, mutual recognition or national procedure.  The centralized procedure is compulsory for medicinal products that (1) are derived from biotechnology processes, (2) contain a new active substance for certain specific indications, (3) are orphan medicinal products or (4) are advanced therapy medicinal products, such as gene or cell therapy medicines; and optional for certain other medicinal products for example because they involve a new active substance or are highly innovative.  Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the EC of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion.  The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period.  The decentralized procedure provides for approval of a new medicinal product by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state.  Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states.  The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application.  Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials.  If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the EC, whose decision is binding on all member states. The mutual-recognition procedure enables a company to seek recognition of a marketing authorization granted in one member state in other EU member states. The national procedure allows a company to apply for a national marketing authorization in a single EU country under its national authorization procedures.

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

Our patent estate (patents and patent applications owned by or exclusively licensed to Reata), on a worldwide basis, encompasses more than 900 granted patents and more than 260 pending patent applications, including more than 550 granted patents and more than 160 pending patent applications related to omaveloxolone, RTA 901, bardoxolone, and the RTA 1700 class of compounds.  More than 200 granted patents and more than 50 pending applications claim additional structural classes of Nrf2 activators, providing further protection for the franchise and a potential source of additional development candidates.  Four issued United States patents, more than ten issued foreign patents, and several pending United States and foreign patent applications contain composition of matter claims to

RTA 901 and related compounds. The RTA 1700 class of compounds is covered by more than 40 granted United States and foreign patents and several pending applications.

Fundamental composition of matter patents and applications claiming omaveloxolone have an expiration date in 2033.  These patents and applications also contain claims to therapeutic uses of omaveloxolone.  The fundamental United States composition of matter patent claiming RTA 901, and its foreign equivalents, have an expiration date in 2033.  Our later-expiring granted patents with claims to compositions of matter for bardoxolone, including patents claiming the commercial form, have an expiration date of 2029 in the United States and 2028 elsewhere.  The patent that covers specific formulations of bardoxolone, including the commercial formulation, has an expiration date of 2030.  Other granted patents and pending patent applications relating to specific uses of bardoxolone, including the treatment of CVD and CKD, have expiration dates ranging from 2029 to 2034.  Patents and pending applications covering the RTA 1700 class of compounds, including composition of matter claims and method of use claims, have expiration dates ranging from 2031 to 2037.

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

Omaveloxolone Patent Portfolio

Omaveloxolone is protected by three families of patents.  The first, filed in April 2009, contains composition of matter claims that encompass omaveloxolone and many related compounds.  This family includes five issued United States patents and a number of granted patents in foreign jurisdictions including Canada, China, Eurasia, Europe, Japan, and Mexico.  Additional United States and foreign applications from this family are pending.  The second family, filed in April 2013, is specifically focused on omaveloxolone and includes composition of matter claims and method of use claims.  The initial United States patent from this family was issued on March 31, 2015.  The issued claims include composition of matter claims to omaveloxolone without regard to morphic form, claims to several distinct morphic forms of omaveloxolone, including the form used in oral dosing formulations, and claims to various methods of therapeutic use.  A first continuation application has also issued, and a second continuation application is pending.  Foreign equivalents of the original United States application have been filed in Europe, Canada, Mexico, Japan, China, and more than 20 other territories.  The European application has granted and has been validated in multiple EPC member states.  In addition, a divisional application has also been granted in Europe.  The Japanese and Chinese applications have also granted.  A third patent family, filed by AbbVie in April 2014 and being assigned to us under the Reacquisition Agreement, claims additional morphic forms of omaveloxolone.

The most relevant granted United States patents with claims covering omaveloxolone are listed below, along with their projected expiration dates.  As discussed below for bardoxolone, if omaveloxolone is approved for marketing in the United States, we may be eligible for term extension under the Hatch-Waxman Act for a granted United States patent containing claims covering omaveloxolone.  Similar term extensions may be available in Europe, Japan, and certain other foreign jurisdictions.  The amount of any such term extension, and the identity of the patent to which it would apply, depend upon several factors including the duration of the development program and the date of marketing approval.  See “Government Regulation—United States Patent Term Restoration and Regulatory Exclusivity for Approved Products.”

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

RTA 901 Patent Portfolio

RTA 901 is protected by a family of patents and applications based on the Patent Cooperation Treaty application filed in 2013.  Patents from this family have been granted in the United States, Australia, Canada, China, Eurasia, Europe, Japan, Korea, Mexico, and New Zealand.  Applications are pending in Europe, China, Mexico, and several other countries.  Patents are granted on three United States continuation applications, while a fourth United States continuation application is pending.  Patented and pending claims in this family include composition of matter claims that specifically cover RTA 901 regardless of form, and other claims that cover related compounds.  Patents from this family will expire in 2033 unless extended.  A second family of patents, filed in 2019 in more than 20 territories, provides additional composition of matter protection for RTA 901.  Patents from this family will expire in 2039 unless extended.  Details of the issued United States patent are shown below.

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

Two families of composition of matter patents contain claims that cover bardoxolone.  The original patent family containing claims to bardoxolone and related compounds was filed in 1999 and exclusively licensed to Reata in 2004 (see “Business—Intellectual Property—Licenses”).  Exclusive of any patent term extension, one granted United States patent from this family containing claims covering bardoxolone has an expiration date in 2022.  Corresponding patents granted in Canada, Europe (validated in multiple European Patent Convention (EPC) member states), and Japan expired in 2019.  Exclusive of any patent term extension, the granted United States patents containing claims covering specific forms of bardoxolone, including the commercial form, are due to expire in 2028 or 2029.  Two corresponding regional patents have been granted in Europe and each is validated in multiple EPC member states.  Additional corresponding patents have been granted in Japan, China, Canada, and several other countries, and related applications provide broad international protection in additional territories worldwide.  Exclusive of any patent term extension, these granted foreign patents and pending patent applications, if granted, are due to expire in 2028.

In some cases, United States patents claiming bardoxolone have longer terms than the corresponding foreign patents.  This results from the USPTO’s grant of patent term adjustments to offset examination delays originating at the USPTO.  Analogous adjustments are generally not available under foreign patent laws.  If bardoxolone is approved for marketing in the United States, under the Hatch-Waxman Act we may be eligible for up to five years patent term extension for a granted United States patent containing claims covering bardoxolone.  Unlike patent term adjustments, similar term extensions may be available in Europe, Japan, Australia, and certain other foreign jurisdictions.  The amount of any such term extension, and the identity of the patent to which it would apply, depend upon several factors including the duration of the development program and the date of marketing approval.  See “Business—Government Regulation—United States Patent Term Restoration and Regulatory Exclusivity for Approved Products.”

We also own or exclusively license various United States and foreign granted patents and pending patent applications containing claims covering formulations of bardoxolone, including the planned commercial formulation, and methods of using bardoxolone for the treatment of multiple diseases including PH, pulmonary arterial hypertension (PAH), endothelial dysfunction (an essential component of many cardiovascular disorders including PAH), CVD, CKD, Alport syndrome, metabolic disorders, and obesity.

The most relevant granted United States patents with composition of matter or method of use claims covering bardoxolone are listed below, along with their projected expiration dates exclusive of any patent term extension.

Patent Number	Title	Projected Expiration
7,863,327	Therapeutic Compounds and Methods of Use	April 15, 2022
8,088,824	Forms of CDDO Methyl Ester	October 19, 2029
8,309,601	Forms of CDDO Methyl Ester	August 13, 2028
8,633,243	Forms of CDDO Methyl Ester	August 13, 2028
8,129,429	Synthetic triterpenoids and methods of use in the treatment of disease	February 22, 2030
9,757,359	Synthetic triterpenoids and methods of use in the treatment of disease	January 12, 2029
10,953,020	Methods of Treating Alport Syndrome Using Bardoxolone Methyl or Analogs Thereof	November 8, 2037

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

Under the terms of this license, we paid an initial licensing fee and sunk-in patent costs and are required to pay annual license maintenance fees.  In addition, the license requires us to pay certain development milestone payments depending on the licensed indication, a portion of sublicensing revenue received by us from sublicenses that we grant under the licensed technology at percentages between mid-teen digits and low-single digits, and royalties in the low single digits on net sales of licensed products by us, our affiliates, and our sublicensees subject to specified annual minimums.  To date, we have made $27.2 million in development and sublicense payments under the license.

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

2021 Amendment to the 2004 Dartmouth and MD Anderson License

In August 2021, the parties executed an amendment to the 2004 license.  This amendment, among other terms, provides consent to an internal restructuring by the Company of certain of its intellectual property rights, facilitates the potential monetization by Dartmouth of its rights to royalties under the 2004 license, clarifies the applicability of certain running royalty payment obligations with respect to certain compounds, and specifies the dispute resolution procedure regarding a dispute between the Company and Licensors as to whether the Company is obligated under the 2012 amendment to the 2004 license to pay licensors a low single-digit royalty on sales of products containing bardoxolone.

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

Under the terms of this license, we paid to Dartmouth an initial licensing fee, and we are required to pay annual maintenance fees and payments associated with the achievement of certain development and aggregate sales milestones.  In addition, Dartmouth is entitled to receive from us a portion of our sublicensing revenue from sublicenses that we grant under the licensed technology at a percentage in the low single digits and royalties in the low single digits on net sales of licensed products by us, our affiliates, and our sublicensees.  To date, we have made $11.3 million in development and sublicense payments under the license.

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

2021 Amendment to the 2009 Dartmouth License

In August 2021, the parties executed an amendment to the 2009 license.  This amendment, among other terms, provides consent to an internal restructuring by the Company of certain of its intellectual property rights, facilitates the potential monetization by Dartmouth of its rights to royalties under the 2009 license, clarifies that there is no minimum royalty provision, and adds provisions regarding the defense of certain patent rights.

 Third-Party Filings

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

Human Capital Management

As of December 31, 2021, we had 346 full-time and three part-time employees. 67 of our employees hold Ph.D. or M.D. degrees, with 241 employees engaged in research and development activities.  None of our employees is represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us.  We consider our overall employee relations to be good.

Diversity and inclusion

We are committed to creating and maintaining a diverse and inclusive work force.  We believe our company is stronger because of the variety of our employees’ experiences and backgrounds.

COVID-19 employee safety and benefits

When COVID-19 emerged as a global pandemic in the first quarter of, 2020, Reata was quick to respond and was an early adopter of a work-from-home policy, with the exception of the laboratory that continued to operate throughout under strict safety protocols.  For all remote employees, we provided appropriate workstation equipment as well as training and resources to support employees’ mental and emotional wellbeing.  In the second quarter of 2021, Reata relaxed its policy and permitted employees to return to the office if requested.  Although the Omicron variant has temporarily caused us to restrict office attendance, employees have typically agreed to a modified work schedule with management with approximately 100 employees attending the office on a regular basis.  Since the onset of the pandemic, we have continued to provide full pay and benefits to employees unable to work due to illness from COVID-19, as well as those managing childcare issues or caring for ill family members.

Community engagement, social and relationship capital

Although the pandemic has significantly impacted our ability to conduct in-person community activities, we have continued to support the North Texas community as much as practical.  Our two key initiatives in 2021 were teams assisting the North Texas Food Bank in packaging up food for local families in need, and employees across the organization supported the Salvation Army Angel Tree Program.  With a planned gradual return to the office in mid-2022, Reata plans to expand its volunteering program to support the local community as it recovers from the economic and social challenges created by the pandemic.

Compensation and benefits, health and wellness

We strive to provide competitive compensation and benefit programs that help meet the varying needs of our employees.  Our competitive total rewards package includes market competitive salaries, performance related bonuses, and a long-term incentive program that provides all employees the opportunity to benefit from equity ownership through annual grants in Reata restricted stock units (RSUs) and stock options. Given the highly competitive market we are experiencing, Reata conducts regular market assessments and in 2021 made a number of compensation adjustments to attract and retain talent.

Reata provides comprehensive benefit offerings, including health insurance, dental, vision, and a number of optional benefits.  Reata also offers a childcare Flexible Spending Account (FSA) and contributes into a healthcare FSA or a Health Savings Account.  Reata also offers a 401(k) plan with an employer match. In 2021, Reata expanded its family leave program to provide up to nine weeks paid leave for an expectant mother and two weeks paid leave for a father/domestic partner.

Growth and development

Reata’s revised grade structure provides a foundation for career development.  Coupled with career guides, employees will be able to identify potential career paths within the organization and understand what personal development initiatives they should adopt to improve career advancement opportunities.  Reata utilizes an online performance management process that aligns employee goals with those of their respective function and the broader organization.  Tuition reimbursement is also made available to employees wishing to pursue additional qualifications.

Communications and engagement

We employ a variety of tools to facilitate open and direct communications across our organization.  These include open forums with executives, townhall meetings, social events, and opportunities to participate in cross-functional teams and committees.  Since the onset of the pandemic, we have adapted these forums to allow for virtual connection.  We refine our employee programs through employee engagement surveys as well as follow up pulse surveys.  The executive leadership team reviews annual survey results and ensures action plans are implemented to further increase employee engagement.

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

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors:

Name	Position
J. Warren Huff	Chief Executive Officer and Chairman of the Board of Directors
Manmeet S. Soni	Chief Operating Officer, Chief Financial Officer, and President
Colin Meyer, M.D.	Chief Innovation Officer and Executive Vice President
Dawn C. Bir	Chief Commercial Officer and Executive Vice President
Michael D. Wortley	Chief Legal Officer and Executive Vice President
Samina Khan, M.D.	Chief Medical Officer and Senior Vice President
Andrea L. Loewen	Senior Vice President, Global Regulatory Affairs
Martin W. Edwards, M.D. (2)(3)(4)	Director
William D. McClellan, Jr. (1)(2)(5)	Director
R. Kent McGaughy, Jr. (2)(4)(5)	Director
Jack B. Nielsen (2)(3)	Director
William E. Rose (1)(2)	Director
Christy J. Oliger (1) (3) (5)	Director
Shamim Ruff (1)(3)(4)	Director
(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	Member of regulatory committee
(5)	Member of commercial committee

Executive Officers

J. Warren Huff is the Chairman and Chief Executive Officer of Reata. He has served as our sole Chief Executive Officer and as Chairman of the Board since our founding in 2002 and as our President until February 2022. Prior to founding Reata, Mr. Huff served as Chief Executive Officer in a number of biotechnology and information technology start-up enterprises. Mr. Huff started his career as an attorney with Johnson & Gibbs, P.C., where he was a partner and Chairman of the Corporate Securities Practice. Mr. Huff received a B.B.A. magna cum laude from the University of Texas at Austin and a J.D. from Southern Methodist University.

Manmeet S. Soni is Reata’s President, Chief Operating Officer and Chief Financial Officer and oversees manufacturing, quality assurance, global alliances, program management, business development, corporate strategy, finance, accounting, treasury, tax, corporate communications, investor relations and information technology.  He joined Reata in August 2019 as Chief Financial Officer, Executive Vice President, and assumed the additional role of Chief Operating Officer in June 2020.  In February 2022, Mr. Soni was promoted to President. Prior to joining Reata, Mr. Soni served as Senior Vice President and Chief Financial Officer of Alnylam Pharmaceuticals, Inc. from May 2017 until August 2019.  From March 2016 to February 2017, Mr. Soni served as the Executive Vice President, Chief Financial Officer and Treasurer of ARIAD Pharmaceuticals, Inc., a publicly held biopharmaceutical company, when ARIAD was acquired by Takeda Pharmaceutical Company Limited.  Mr. Soni continued as an employee of ARIAD through May 2017.  Previously, Mr. Soni served as Chief Financial Officer and Treasurer of Pharmacyclics, Inc., a publicly held biopharmaceutical company, until its acquisition by AbbVie in 2015.  Prior to joining Pharmacyclics, Mr. Soni worked at ZELTIQ Aesthetics Inc., a publicly held medical technology company as corporate controller.  Prior to ZELTIQ, Mr. Soni worked at PricewaterhouseCoopers in their Life Science and Venture Capital Group.  Mr. Soni currently serves as a member of the board of directors of Pulse Biosciences, Inc., and Summit Therapeutics plc, and previously served as a member of the board of directors of Arena Pharmaceuticals, Inc., each of which is a publicly traded company.  Mr. Soni graduated from Hansraj College at Delhi University in India.  He is a certified public accountant (CPA) and Chartered Accountant from the Institute of Chartered Accountants of India.

Colin J. Meyer, M.D. joined Reata as one of our first employees in 2003, served as Chief Medical Officer until July 2020 and was appointed Chief Research and Development Officer in July 2020.  Beginning in February 2022, his title was changed to Chief Innovation Officer to reflect his focus on providing strategic input on our portfolio of potential products, including indication expansion of our clinical programs, early-stage development and identifying new technology platforms, as well as supporting our regulatory submissions. Dr. Meyer received a B.S. in chemistry with specialization in biochemistry and a B.A. in biology from the University of Virginia.  He received an M.D. from the University of Texas Southwestern Medical School and an M.B.A. from Southern Methodist University Cox School of Business.

Dawn C. Bir joined Reata as Chief Commercial Officer in September 2016 to develop and oversee marketing, market access, sales, training and commercial operations.  Prior to joining Reata, Ms. Bir most recently served as Vice President of Sales with Pharmacyclics, LLC. From February 2013 to September 2016, she built and led their first hematology national sales organization of sales representatives, division managers and regional sales directors responsible for the launch of IMBRUVICA® in the United States and Puerto Rico.  From October 2011 to February 2013, Ms. Bir served as Vice President Sales & Marketing with McKesson US Pharmaceutical, SKY Pharmaceuticals and RxPak. Prior thereto, she held positions of increasing responsibility within McKesson Corporation, Genentech, Inc. and Bristol-Myers Squibb Company.  She currently serves as a member of the board of directors of Geron Corporation, a publicly traded clinical stage pharmaceutical company.  Ms. Bir holds a B.S. in Biology from Binghamton University.

Michael D. Wortley joined Reata as Chief Legal Officer in April 2015. Prior to joining Reata, Mr. Wortley was an attorney at Vinson & Elkins L.L.P. from 1995 to March 2015, serving in various capacities, including Chief Operating Partner of the firm and Managing Partner of the Dallas office, and, prior to 1995, at Johnson & Wortley, P.C., serving as Chairman of the Board and President.  He currently serves as a member of the board of directors of Pioneer Natural Resources Company, a publicly traded company.  Mr. Wortley earned a B.A. in Political Science from Southern Methodist University, a master’s degree in Regional Planning from the University of North Carolina at Chapel Hill and a J.D. from Southern Methodist University Dedman School of Law.

Samina Khan, M.D. joined Reata as Chief Medical Officer in July 2020.  Prior to joining Reata, she served as Clinical Development Team Lead at Mitsubishi Tanabe Pharma America, Inc. from May 2017 to July 2020.  From March 2015 to April 2017, Dr. Khan served as Vice President, Clinical Development at Quark Pharmaceuticals, Inc.  Prior to March 2015, Dr. Khan served in leadership positions at Abbott Laboratories and AbbVie Inc.  Dr. Khan attended Fatima Jinnah Medical University. She completed her residency and fellowship at Tufts Medical Center program and served as an Assistant Professor of Medicine at Tufts University School of Medicine.  She also received post-graduate training in rheumatology/immunology.  Dr. Khan received an M.P.H. from Harvard Medical School of Public Health and an M.B.A. from Brandeis University.

Andrea L. Loewen joined Reata in February 2020 and serves as the Senior Vice President, Global Regulatory Affairs.  She has more than 30 years of regulatory experience in drug development and commercial life cycle management primarily working in neurology, oncology, metabolic, renal, and rare diseases.  Prior to joining Reata, Ms. Loewen served as Vice President, Global Regulatory Affairs and Quality at Retrophin (now Travere Therapeutics) from 2017 to 2020.  In this role she helped to develop multiple late-stage rare disease programs, including negotiating several phase 3 studies with global health authorities in renal and neurology indications, and managed global life cycle management and label expansion for several marketed drugs.  Prior to this, Ms. Loewen served as Vice President, Regulatory Affairs and Quality at Vital Therapies from 2013 to 2017.  Ms. Loewen started her career at Baxter Healthcare and has held increasing management roles in Regulatory Affairs including a 10-year tenure at Biogen and serving as Head of Global Regulatory Affairs at Shire Pharmaceuticals.  Ms. Loewen earned a Bachelor’s degree in Biology from Gustavus Adolphus College and a Master’s degree from Pepperdine University.

Non-Employee Directors

Dr. Martin W. Edwards has served as a member of the Board since August 2020. Since 2003, until his retirement in September 2020, Dr. Edwards held various positions at Novo Holdings A/S, a life sciences investment firm, and most recently as a part-time Senior Partner. Earlier in his career, he was Corporate VP and Global Head of Drug Development for Novo Nordisk A/S, where he led all aspects of pre-clinical and clinical drug development. Dr. Edwards currently serves as a member of the board of directors of public biotech companies Kalvista Pharmaceuticals, Inc., Verona Pharma plc, Inozyme Pharma, Inc., and Morphic Holding, Inc., as well as a private biotech company. Dr. Edwards previously served as a member of the board of directors of CoLucid Pharmaceuticals, Inc., a publicly traded company. Dr. Edwards qualified in physiology and medicine at the University of Manchester. Dr. Edwards was elected a Member of the Royal College of Physicians, a Member with distinction of the Royal College of General

Practitioners, and a Fellow of the Faculty of Pharmaceutical Medicine, and holds an M.B.A. from the University of Warwick.

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

R. Kent McGaughy, Jr. has served as a member of the Board since December 2004. Mr. McGaughy has been a partner in CPMG, Inc. since 2005.  Prior to joining CPMG’s predecessor, Cardinal Investment Company, Inc., in 1997, he worked in mergers and acquisitions at Simmons & Company International.  He currently serves on the boards of Apollo Endosurgery, Inc. and Instil Bio, Inc., each of which is a publicly traded company, and several private companies.  Mr. McGaughy received his B.A. from The University of Texas (summa cum laude and member of Phi Beta Kappa) and his M.B.A. from Harvard Business School.

Jack B. Nielsen has served as a member of the Board since June 2006. Mr. Nielsen has served as a Managing Director at Vivo Capital LLC, a healthcare focused investment firm, since August 2017, and previously served as a consultant from March 2017 to July 2017. From 2001 to February 2017, Mr. Nielsen was with the Novo A/S (Novozymes) organization and its venture activities in several roles, most recently as a Senior Partner based in Copenhagen, Denmark. From 2006 to 2012, Mr. Nielsen was a Partner at Novo Ventures (US) Inc. in San Francisco, where he established the office which provides certain consultancy services to Novo A/S. He currently serves as a member of the board of directors of public biotech companies Aligos Therapeutics, Inc., ALX Oncology Holdings Inc., Harmony Biosciences Holdings, Inc., Instil Bio, Inc., and IO Biotech, Inc. Mr. Nielsen in the past has served as a member of the board of Akebia Therapeutics, Inc., Apollo Endosurgery, Inc., Crinetics Pharmaceuticals, Inc., and Merus, N.V., each of which is a publicly-traded company. He is currently a member of the board of directors of a number of private companies. Mr. Nielsen received an M.Sc. in Chemical Engineering from the Technical University of Denmark, and a Masters in Management of Technology from Center for Technology, Economics and Management, Technical University of Denmark.

William E. Rose has served as a member of the Board since February 2016. Mr. Rose is the President of Montrose Capital, Inc. Prior to joining Montrose, Mr. Rose was associated with HBK Capital Management from 1991 until 2012, serving in various capacities, including Co-Chief Investment Officer. He currently serves as a member of the Investment Committee for the Dallas Museum of Art. Mr. Rose received a B.A. in Political Science from Duke University in 1989.

Christy J. Oliger has served as a member of the Board since April 2021. Ms. Oliger brings nearly 30 years of experience in the biopharmaceutical industry, serving in various commercial roles at Genentech, Inc. and Roche Holding AG from January 2000 until her retirement in July 2020, and at Schering-Plough Corporation from September 1992 until December 1999. Most recently, Ms. Oliger served as Senior Vice President, Oncology Business Unit Head, at Genentech, Inc. During her tenure at Genentech, Inc., Ms. Oliger held senior leadership roles across a variety of therapeutic areas, including oncology, neurology, rare diseases, respiratory, dermatology and immunology in hospital and specialty settings. She currently serves as a member of the board of directors of Karyopharm Therapeutics Inc., Replimune Group Inc., and Sierra Oncology, Inc., each of which is a publicly traded pharmaceutical company. Ms. Oliger received a B.A. in Economics from the University of California at Santa Barbara.

Shamim Ruff has served as a member of the Board since April 2021. Ms. Ruff brings over 30 years of experience in the biopharmaceutical industry, serving in various regulatory roles. Ms. Ruff has served as Chief Regulatory Affairs Officer and Senior Vice President, Head of Quality Assurance, at Stoke Therapeutics, Inc. since December 2018. From January 2013 to May 2018, Ms. Ruff served in various roles at Sarepta Therapeutics, Inc., including as Chief Regulatory Officer and Senior Vice President, Quality, from December 2015 to May 2018. Prior to her time at Sarepta Therapeutics, Inc, Ms. Ruff served in increasing senior regulatory roles at Sanofi, Amgen Inc., Abbott Laboratories, and AstraZeneca PLC. Ms. Ruff holds a bachelor’s degree in Chemistry and Biology from the University of Leicester, UK, and a master’s degree in Analytical Chemistry from the University of Loughborough, UK. Additionally, she is a Chartered Chemist and Member of the Royal Society of Chemistry.

Corporate Information

We were formed in Delaware in 2002 and maintain our principal corporate offices at 5320 Legacy Dr., Plano, Texas 75024.  Our Class A common stock is listed on The Nasdaq Global Market and is traded under the symbol “RETA.”  Our telephone number is 972-865-2219 and our internet website address is www.reatapharma.com.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (SEC).  In addition to the reports filed or furnished with the SEC, we publicly disclose information from time to time in our press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website (principally in our “Investors & News” page).  References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report on Form 10-K.

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

We are a biopharmaceutical company with our lead product candidates, omaveloxolone and bardoxolone, in clinical development.  Pharmaceutical product development is a highly risky undertaking.  To date, we have focused our efforts and most of our resources on developing our lead product candidates and on our earlier pipeline assets.  We are not profitable and have only had net income in the year ended December 31, 2014, due to recognition of collaboration revenue.  Furthermore, other than in the years ended December 31, 2009, 2010, and 2012, due to cash received from our collaborations with AbbVie and Kyowa Kirin, we have had negative cash flows from operations in each year since our inception.  We have not generated any revenue based on product sales to date.  We continue to incur significant research and development and other expenses related to our ongoing operations.  For the years ended December 31, 2021, 2020, and 2019, our net loss was $297.4 million, $247.8 million, and $290.2 million, respectively.  As of December 31, 2021, we had an accumulated deficit of $1,255.6 million and capital resources consisting of cash and cash equivalents of $590.3 million.  Despite the potential to receive development cost sharing, milestone, and other payments from Kyowa Kirin, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize our product candidates.  If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate product sales.  Even if we do generate product sales, we may never achieve or sustain profitability.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

In connection with the Development Agreement, upon approval of bardoxolone in the United States or certain specified European countries, we agreed to make royalty payments on our world-wide net sales, excluding net sales made by Kyowa Kirin, to BXLS.  We granted BXLS a security interest in substantially all of our assets.  The Development Agreement also contains negative covenants that may restrict our ability to pursue our business strategies, including, among other things, to obtain additional financing or reasonable terms for additional financing.

In June 2020, we entered into the Development Agreement pursuant to which BXLS paid us a $300 million development payment in exchange for our agreement to make payments to BXLS equal to various single-digit percentages of world-wide net sales of bardoxolone by us and any of our licensees, excluding net sales made by Kyowa Kirin.  Subject to approval of bardoxolone for the treatment of CKD caused by Alport syndrome or ADPKD in the United States or certain specified European countries, and BXLS not having achieved a certain internal rate of return on its investment, we are obligated to make certain minimum cumulative payment amounts in 2025 through 2033, but only until BXLS has achieved the internal rate of return target, after which the minimum payment obligations no longer apply.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidates, omaveloxolone and bardoxolone.  We have received a CRL from the FDA with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome.

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of omaveloxolone and bardoxolone, which are currently our lead product candidates.  These are our lead product candidates that have advanced into registrational clinical development, but there can be no assurance that further clinical trials will not be required, or that regulatory delays will not be incurred.  It could be years before the trials required for their approval are completed, if ever.  We recently received a CRL from the FDA with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome.  We will continue to work with the FDA to confirm our next steps on our Alport syndrome program. There is a high degree of risk that other regulatory agencies, such as the EMA, may be influenced by the CRL from the FDA and the negative vote at the Advisory Committee meeting for bardoxolone in patients with CKD caused by Alport syndrome. However, in any event, the development program for bardoxolone has been substantially delayed, and there is a high degree of risk that bardoxolone will not be approved in the future for any indication in the United States or elsewhere.  Furthermore, these negative outcomes regarding bardoxolone may cause the FDA and regulators in other jurisdictions, such as the EMA, to be skeptical in their future review of other drug products which we develop and for which we submit for approval. Our other clinical and preclinical programs are less advanced in development and may never enter into registrational clinical trials.  Although we believe that Nrf2 activators have many potential clinical applications, we may fail to pursue successful indications and may miss opportunities for development in other indications as a result of limited resources.  We also may fail to focus our efforts by attempting to develop single product candidates in multiple indications and formulations without success.

Our near-term prospects are dependent upon successful interactions with global regulatory authorities and on successful commercialization of omaveloxolone and bardoxolone.  We may need to complete additional or larger and more extensive controlled clinical trials to validate the results observed in clinical trials to date to continue further development and seek regulatory approval of these product candidates.  We have announced positive results from our MOXIe trial of omaveloxolone in patients with FA.  We began submitting an NDA for omaveloxolone in patients with FA in January 2022 and plan to complete the submission by the end of the first quarter of 2022.  However, there can be no assurance that the NDA will be accepted by the FDA, or, if accepted, that the NDA will be approved by the FDA.  Furthermore, there is a risk that the FDA will not agree that the data submitted in the NDA support full approval of the NDA; in this event, the FDA could determine that the data support accelerated approval under Subpart H or do not support any type of approval.  An accelerated approval would require that we agree to conduct a post-approval confirmatory clinical trial. In addition, although there may be many potentially promising indications beyond those we are currently investigating, we are still exploring indications for which further development of, and investment for, our lead product candidates may be appropriate.  Accordingly, the costs and time to complete development and the related risks are currently unknown.

The clinical and commercial success of omaveloxolone and bardoxolone will depend on a number of factors, many of which are beyond our control.

The clinical and commercial success of omaveloxolone and bardoxolone will depend on a number of factors, including the following, many of which are beyond our control:

•

the timely initiation, continuation, and completion of our Phase 2 and Phase 3 clinical trials for omaveloxolone and bardoxolone, which will depend substantially upon requirements for such trials imposed by the FDA and other regulatory agencies and bodies;

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

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post-market approval information, importation, and exportation.  In addition, approved products, manufacturers, and manufacturers’ facilities are required to comply with extensive FDA, EMA, United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA), PMDA, and Australian Therapeutic Goods Administration (TGA) requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to CGMP requirements.  As such, we and our potential future contract manufacturers will be subject to continual review and periodic inspections to assess compliance with CGMPs.  Accordingly, we and others with whom we work will be required to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.  We will also be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, MHRA, PMDA, TGA, and other similar agencies and to comply with certain requirements concerning advertising and promotion for our product candidates.  Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling.  Accordingly, once approved, we may not promote our products, if any, for indications or uses for which they are not approved.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.  Success in preclinical studies and early clinical trials may not be predictive of results in larger clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in larger clinical trials, even if successful.  For example, we have previously endeavored to develop bardoxolone for the treatment of T2D CKD.  While bardoxolone appeared to be safe and effective throughout Phase 2 clinical development for kidney disease, we encountered heart failure related to fluid overload during the pivotal Phase 3 trial, known as BEACON, that resulted in the termination of the T2D CKD program.  Heart failure appeared to occur at a very low rate in only a particular type of patient studied during BEACON, which was not observed during Phase 2.  Our other Phase 2 clinical programs with omaveloxolone and bardoxolone have involved a relatively small number of patients exposed for a relatively short period of time compared to the Phase 3 clinical trials that we may need to conduct.  Accordingly, the Phase 2 clinical trials that we have conducted may not have uncovered safety issues, even if they exist.  The biochemical pathways that we believe are affected by omaveloxolone and bardoxolone are implicated in a variety of biological processes and disease conditions, and it is possible that the use of our product candidates to treat larger numbers of patients will demonstrate unanticipated AEs, including possible drug-drug interactions, which may negatively affect their safety profile.

We initiated the rolling submission of an NDA for omaveloxolone in patients with FA in January 2022 and plan to complete the submission by the end of the first quarter of 2022. There can be no assurance that the FDA will accept the NDA for filing or that the NDA will be approved.  The FDA had originally indicated that we must conduct another clinical trial of omaveloxolone in patients with FA prior to seeking approval, prior to indicating thereafter that an NDA filing would be an acceptable next step in the regulatory process. However, there can be no assurance that the FDA will not determine that another clinical trial must be conducted.  Furthermore, the FDA could determine that an accelerated approval regulatory pathway for omaveloxolone in patients with FA is the most appropriate approval pathway, which will require us to conduct another clinical trial as a post-marketing requirement. The results of this trial may not be sufficient to support or maintain approval of omaveloxolone for treatment of patients with FA.

Preliminary discussions with the EMA indicated that additional nonclinical or clinical studies may be required in advance of a MAA for FA in the EU.  We have had limited or no discussions of these trial data with other global regulatory health authorities, and these regulatory bodies may not concur that these studies would be adequate to support a marketing application or that the benefits would translate to approvable trial endpoints or be reflected on our product label.

In addition, we cannot assure that any potential advantages that we believe bardoxolone may have for our current clinical programs will be substantiated by each of our registrational clinical trials or that we will be able to include a discussion of any advantages in our labeling should we obtain approval.  We cannot assure that our previous data in our Phase 2 and Phase 3 trials and our trials in T2D CKD may predict effects in our registrational trial in patients with CKD caused by ADPKD or other forms of CKD.  Additionally, we have discussed CKD caused by Alport syndrome trial data with the FDA, EMA and the PMDA and ADPKD trial data with the FDA.  Discussions with the FDA of the two-year results of our CARDINAL Phase 3 trial in patients with CKD caused by Alport syndrome will continue after our receipt in February 2022 of a CRL from the FDA in connection with the FDA’s review of the NDA for bardoxolone in patients with CKD caused by Alport syndrome.  The EMA is reviewing our MAA for CKD caused by Alport syndrome in the EU.  We have had limited or no discussions of these trial data with other global regulatory health authorities, and these regulatory bodies may not concur that these studies would be adequate to support a marketing application or that the benefits would translate to approvable trial endpoints or be reflected on our product label.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, or after achieving positive results in pivotal trials, and we have had, and may face, similar setbacks.  In addition, the patient populations under investigation with omaveloxolone and bardoxolone have many co-morbidities that may cause severe illness or death, which may be attributed to omaveloxolone and bardoxolone in a manner that negatively affects the safety profile of our product candidate.  If the results of our ongoing or future clinical trials for omaveloxolone and bardoxolone are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or AEs that emerge during clinical trials, we may be prevented from or delayed in obtaining marketing approval, and even if we obtain marketing approval, any sales may suffer.

We may face delays in completing our ongoing or planned clinical trials due to a number of factors, including failure to enroll sufficient number of patients in our clinical trials in a timely manner, or these studies may not be completed at all.

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

We experienced trial enrollment delays in our Phase 3 ADPKD trial, and a termination of a Phase 3 trial in pulmonary arterial hypertension associated with connective tissue disease (CTD-PAH), due to the COVID-19 pandemic.

We recently have experienced and may continue to experience slowing of patient enrollment or higher patient discontinuations in our ongoing Phase 3 FALCON study and long-term extension EAGLE study, due to the safety concerns raised during the FDA Advisory Committee Meeting and based on the CRL received for our NDA for bardoxolone for the treatment of patients with CKD caused by Alport Syndrome.

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

Patients may be unwilling to participate in our clinical trials for bardoxolone due to the SAEs or AEs we previously detected in a subset of patients with advanced T2D CKD, and patients currently controlling their disease with standard of care may be reluctant to participate in a clinical trial with an investigational drug.  Likewise, patients may be unwilling to participate in our clinical trials for omaveloxolone and bardoxolone due to unforeseen factors beyond our control.  Most of the conditions that we are studying are rare diseases, and enrollment in clinical trials may be limited by the lack of suitable patients with these diseases.  We may not be able to successfully initiate or continue clinical trials if we cannot rapidly enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory agencies.  If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate on-going or planned clinical trials, any of which could have a material adverse effect on our business and prospects.

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

Although to date we have not seen evidence of significant safety concerns with our product candidates in the patient populations currently undergoing clinical trials with omaveloxolone and bardoxolone beyond those seen in BEACON, patients treated with our products, if approved, may experience previously unreported adverse reactions, and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates.  If safety problems occur or are identified after our products, if any, reach the market, we may make the decision or be required by regulatory authorities to amend the labeling of our products, recall our products, or even withdraw approval for our products.

If we, our collaborators, or our third-party manufacturers cannot manufacture our product candidates or products at sufficient yields and quantities, we may experience delays in development, regulatory approval, and commercialization.

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
•

natural disasters, cyberattacks, adverse geo-political events, pandemics, or other force majeure events that affect facilities and possibly limit production or loss of product inventory maintained in third-party storage facilities.

Even if we are able to obtain regulatory approval of our product candidates, we cannot predict the labeling we will obtain, and it may be more narrow than originally sought.

Although we are conducting one registrational trial and have completed pivotal trials in patients with Alport syndrome caused by CKD and FA, specific labeling language has not yet been discussed with regulatory authorities.  For both omaveloxolone and bardoxolone, regulatory approvals, if obtained at all, may include very narrowly-defined indications for which these products may be marketed, since this limitation is a common outcome of health authority review and approval processes.  Alternatively, the specific labeling language could highlight real or potential perceived risks that could limit the use of the product candidates in the marketplace or require a REMS.  These labeling limitations may be driven by either preclinical or clinical outcomes, some of which may not yet have been observed in our early studies.  Such limitations or warnings may affect our ability to successfully commercialize our products.  Due to the rarity of the diseases for which our product candidates are targeted, a narrower than expected indication or other restrictions in labeling could significantly affect our ability to generate revenue.

Other than the recent submission of an NDA with the FDA and an MAA with the EMA for bardoxolone in patients with CKD caused by Alport syndrome, and our current rolling submission of an NDA with the FDA for omaveloxolone in patients with FA, we have never submitted an NDA, MAA, or other marketing applications and may be unable to do so efficiently or at all for omaveloxolone, bardoxolone, or any product candidate we are developing or may develop in the future.

We have conducted, or are currently conducting, Phase 2 and Phase 3 trials for omaveloxolone and bardoxolone, and we may need to conduct additional Phase 2 trials before initiating additional Phase 3 clinical trials with omaveloxolone and bardoxolone.  The conduct of Phase 3 trials and the submission of an NDA, MAA, or other marketing application is a complicated process.  We have limited experience in preparing, submitting, and prosecuting regulatory filings, and, other than the recent submission of an NDA with the FDA and an MAA with the EMA for bardoxolone in patients with CKD caused by Alport syndrome, and our current rolling submission of an NDA with the FDA for omaveloxolone in patients with FA, we have not previously submitted an NDA, MAA, or other marketing application.  Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to the submission of an NDA, MAA, or other marketing application and approval of any product candidate we are developing.  We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.  Risks related to the successful execution of our trials or successful filing of the NDA exist not only because of the complexity of the process, but also because of our lack of previous experience as an organization.

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

With respect to bardoxolone, we are currently dependent in certain territories on the commercialization capabilities of our collaborator, Kyowa Kirin.  If Kyowa Kirin were to fail to devote the necessary resources and attention to sell and market our products, or in any way be unsuccessful in commercializing our products, if any, in their territories, our business and financial condition would suffer.

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

We are aware of only one program, vatiquinone from PTC Therapeutics Inc., in Phase 3 stage of development.  Additionally, competitor product candidates MIN-102 from Minoryx Therapeutics, MIB-626 from MetroBiotech, LLC, JOTROL (JOT-101) from Jupiter Neurosciences, Inc., and elamipretide from Stealth BioTherapeutics Corp. are in Phase 2 clinical development for FA. We are aware of only one program, CTI-1601 from Larimar Therapeutics, Inc., in Phase 1 clinical development. In addition, Biohaven Pharmaceutical Holding Company Ltd.’s Troriluzole is in Phase 3 development for the treatment of patients with SCA.  Biohaven has expressed an intention to explore the development of Troriluzole for other ataxias, which may include FA pending the outcome of the ongoing clinical studies in SCA.  If approved and launched commercially, omaveloxolone may face competition from these product candidates.  Some of these product candidates may enter the market prior to omaveloxolone, and some of these product candidates could limit the market or level of reimbursement available for omaveloxolone if it is commercialized.

RTA 901 may face similar competitive risks as omaveloxolone.  We are aware of other HSP90 inhibitors being developed for neurological indications, including arimoclomol and PU-AD by Orphazyme AS and Samus Therapeutics Inc, respectively.  If approved and launched commercially, RTA 901 may face competition by these product candidates.  Some of these product candidates may enter the market prior to RTA 901 and some of these product candidates could limit the market or level of reimbursement available for RTA 901 if they are commercialized. We plan to develop RTA 901 for patients with DPNP.  Currently, there are four drugs and two devices that are approved for treatment of DPNP in the United States including Lyrica®, Cymbalta®, Nucynta®, an opioid, and Qutenza®, a capsaicin patch applied once every three months. IntellisTM and VantaTM by Medtronic Plc. and Senza® by Nevro Corp. are two implantable spinal cord stimulation systems approved for treatment of chronic pain associated with DPN. Tarlige® by Daiichi Sankyo Company Ltd. is a gabapentinoid that is approved for DPNP in Japan. In addition, current treatment guidelines from the American Diabetes Association and the American Academy of Neurology also recommend the off-label use of gabapentin and tricyclic antidepressants.

We are aware of multiple drugs in advanced clinical development for DPNP including Engenesis (VM202) by Helixmith Co. in Phase 3, HSK-16149 by Sichuan Haisco Pharmaceutical Co. in Phase 2/3 (China), and 16 additional programs in Phase 2 clinical trials including LX9211 by Lexicon Pharmaceuticals Inc., MEDI7352 by AstraZeneca Plc, Elismetrep (MT8554) by Mitsubishi Tanabe Pharma (Europe), PGDN-20WS by Pure Green Pharmaceuticals, YJ-001 by Zhejiang Pharmaceutical (China), BAY2395840 by Bayer, LY3016859, LY3526318, and LY3556050 by Eli Lilly and Company, ETX-810 by Eliem Therapeutics Inc., Pirenzepine (WST-057) by WinSanTor Inc., NRD135S.E1 by Novaremed AG, NYX-2925 by Aptinyx Inc., Ricolinostat by Regenacy Pharmaceuticals, GRC 17536 by Glenmark Pharmaceuticals Ltd., and CNTX-6016 by Centrexion Therapeutics. AT-001 by Applied Therapeutics Inc. is also being investigated for DPN in a sub-study of a Phase 3 program in Diabetic Cardiomyopathy.

If bardoxolone is approved and launched commercially for patients with CKD caused by Alport syndrome, it may face market competition.  Currently, there are no approved therapies for CKD caused by Alport syndrome, and patients are commonly treated off-label with ACE inhibitors or ARBs.  We are aware of at least three therapies for the treatment of Alport syndrome currently in Phase 2 of clinical development including an injectable product candidate, lademirsen (RG-012) from Sanofi S.A, atrasentan in patients with one of several forms of CKD including Alport syndrome from Chinook Therapeutics Inc., and sparsentan in pediatric patients with proteinuric glomerular diseases including Alport syndrome from Travere Therapeutics Inc.

If bardoxolone is approved and launched commercially for patients with ADPKD, it would launch into a landscape with at least one approved product and multiple products in clinical development.  In 2018, Otsuka

Pharmaceuticals Co., Ltd. received approval by the FDA to market JYNARQUE® to slow kidney function decline in adults at risk of rapidly progressing ADPKD.  We are aware of one program in Phase 3 stage of development which is Palladio Biosciences’ study of lixivaptan for treating patients with ADPKD. Other products under clinical development for ADPKD include GLPG2737 by Galapagos NV in Phase 2, Tesevatinib by Kadmon, a Sanofi company, in Phase 2, Xrx-008 by Xortx Therapeutics Inc. in Phase 2, and AL01211 by Acelink Therapeutics in Phase 1.

We are also aware of multiple drugs that are either approved or in clinical development programs in T2D CKD, hypertensive, and other forms of CKD.  These include the SGLT2 inhibitors, Jardiance® and Farxiga® developed by Boehringer Ingelheim and Eli Lilly and Company, and by AstraZeneca, respectively which are in development for patients with CKD with and without T2D.  In April 2021, Farxiga® received FDA approval to reduce the risk of sustained eGFR decline, ESKD, cardiovascular death, and hospitalization for heart failure in adults with chronic kidney disease at risk of progression. AstraZeneca has not said whether any patients with CKD caused by Alport syndrome were enrolled in the DAPA-CKD trial; however, the trial did enroll patients with IgAN and other forms of glomerulonephritis.  The DAPA-CKD study excluded patients with ADPKD and T1D CKD.  Farxiga® may be used to treat patients with CKD due to rare and common forms of CKD including Alport syndrome.  Additionally, Jardiance® is currently being tested in EMPA-KIDNEY, a Phase 3 trial in patients with various forms of CKD, excluding ADPKD and T1D CKD.  Results from the EMPA-KIDNEY trial are expected in the fourth quarter of 2022. Additionally, Bayer Healthcare, in November 2021, announced the initiation of the FIONA Phase 3 study to investigate finerenone for the treatment of pediatric patients with CKD and severely increased proteinuria.  The study may enroll patients with Alport syndrome or ADPKD. Kerendia® (finerenone) received FDA approval in July 2021 to reduce the risk of sustained eGFR decline, ESKD, cardiovascular death, non-fatal myocardial infarction, and hospitalization for heart failure in adult patients with T2D CKD.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to the third-party payor, which we may not be able to provide.  Furthermore, the reimbursement policies of third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products.  Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such payor will pay for the drug product.  Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products, if any.  Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product.  If coverage and reimbursement are not available or are available only to limited levels, we may not be able to commercialize certain of our products, if any.  Payors may also add additional requirements, including genetic testing and requiring less expensive generic therapy first.  New laws may be enacted or regulations may be promulgated in the United States that decrease the price at which products, if approved, are sold.  For example, there have been proposals to allow Medicare to negotiate drug prices, allow drugs approved for sale in the United States to be purchased in Canada, and price certain drugs based on the average price of the drug in certain European countries.

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

Risks Related to Our Reliance on Third Parties

We may seek collaborations with third parties, in addition to our collaboration with Kyowa Kirin, with development, regulatory, and commercial expertise for our current and future product candidates.  If we fail to maintain or establish such collaborations, or such collaborations are not successful, it may disrupt our business or we may not be able to capitalize on the development and commercialization of our current and future product candidates.

We have entered into the Kyowa Kirin Agreement with respect to the development and commercialization by Kyowa Kirin of bardoxolone for renal, cardiovascular, diabetes, and certain related metabolic indications in certain territories in Asia.  If Kyowa Kirin were to elect not to participate in the development and commercialization of all of our bardoxolone indications or to determine that their collaboration with us is no longer a strategic priority, were unable to perform their obligations under the Kyowa Kirin Agreement, or if a successor were to reduce their level of commitment to their collaboration with us, our ability to develop and commercialize our product candidates could suffer.  In addition, our Kyowa Kirin collaboration is, and any future collaboration may be, exclusive and preclude us from entering into additional collaboration agreements with other parties in the area or field of exclusivity.  Also, when we reacquired our development, manufacturing, and commercialization rights to bardoxolone, omaveloxolone, and other Nrf2 activators from AbbVie in October 2019, we agreed not to enter into licensing agreements with respect to bardoxolone in AbbVie’s former territory for a period of time, with certain exceptions.  Kyowa Kirin has allowed us to make regulatory filings and conduct clinical trials in its exclusive territory in order to generate clinical trial data that we may use in connection with seeking approval of our product candidates in the United States.  There can be no assurance that one or more of these authorizations will not be withdrawn.

Our collaboration with Kyowa Kirin and potential other third parties for bardoxolone requires cooperation between the parties, and failure to do so can negatively affect the development and commercialization of certain of our product candidates.  Multi-party decision-making is complex and involves significant time and effort.  There can be no assurance that we and our collaborators will cooperate or reach consensus.  Any disputes or lack of cooperation with our collaborators may negatively affect the timing or success of our planned clinical trials or commercialization plans.

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

We currently rely, and expect to continue to rely, on third parties to conduct many aspects of our product candidate manufacturing activities, and for potential commercial product manufacturing.  Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

We do not own any facility that may be used to conduct clinical-scale manufacturing and processing, so we must rely on collaborators and outside vendors to manufacture supplies and process our product candidates.  Outside of scale-up and validation activities, we have not yet routinely caused our product candidates to be manufactured or processed at a commercial scale and/or frequency and may not be able to do so for any of our product candidates.  In addition, our anticipated reliance on a limited number of third-party manufacturers exposes us to certain risks.

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

Failure of any third-party manufacturer to maintain compliance with applicable laws and regulations could result in sanctions by the FDA, including request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product on the market, possible consent decree imposing substantial fines, preclusion of government contracts, import alerts, and criminal liability.  In addition, failure of a third-party manufacturer for a product undergoing review by the FDA to maintain an acceptable CGMP compliance status could result in a decision by the FDA not to approve a pending NDA.  Similar actions may be taken by foreign regulatory authorities.

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

Each of the risks discussed could delay our clinical trials, the approval of any of our product candidates by the FDA or foreign regulatory authorities, or the commercialization of our product candidates, and could result in higher costs or deprive us of potential product revenue.  In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients.  If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm, and the FDA or foreign regulatory authorities could place significant restrictions on our company until deficiencies are remedied to their satisfaction.

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

Composition-of-matter patents relating to the active pharmaceutical ingredient are generally considered to be the strongest form of patent protection for pharmaceutical products, as such patents provide protection not limited to a particular method of use or formulation.  Method-of-use patents protect the use of a product for the specified purpose(s) or indication(s), and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method.  Omaveloxolone, RTA 901, and bardoxolone are protected by granted United States and foreign patents claiming compositions of matter and methods of use.  The RTA 1700 class of compounds is protected by granted United States and foreign patents claiming compositions of matter.  Each compound is the subject of pending United States and foreign patent applications claiming compositions of matter or methods of use.  We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates.  We may choose not to file patent applications to protect certain technologies and may also choose to allow certain patents or patent applications to lapse or expire based on cost-benefit considerations.

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

Discoveries are generally published in the scientific literature well after their actual development.  Patent applications in the United States and other countries are typically not published until 18 months after filing and in some cases are never published.  Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions.  Subject to meeting other requirements for patentability, for United States patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention, while outside the United States the first to file a patent application encompassing the invention is entitled to patent protection for the invention.

The United States subsequently implemented a “first inventor to file” system under the Leahy-Smith America Invents Act (AIA), effective March 16, 2013.  Effects of this system and other elements of the AIA are evolving, especially as the federal courts develop a body of case law around the statutory provisions of the AIA.  Creating further uncertainty, such provisions include procedures for challenging issued patents and pending patent applications.  We may become involved in opposition, inter partes review (IPR), or interference proceedings challenging our patents and patent applications or the patents and patent applications of others; the outcomes of any such proceedings are highly uncertain.  For example, an unfavorable outcome could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop, or commercialize our product candidates without infringing the patent rights of others.

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

If we succeed in commercializing one or more of our product candidates under United States law, the approved product would likely be considered a NCE and, if so, would benefit from a period of data exclusivity in which no competitor could receive marketing approval for a product containing the same active pharmaceutical ingredient.  Similar laws provide various periods of data exclusivity for new chemical entities in Europe and certain other foreign jurisdictions.  Once the applicable period of regulatory exclusivity has expired, competitors may seek to market generic versions of our products even though issued patents protecting those products are still in force.  In the event that a generic competitor seeks such approval, it may be necessary for us to take legal action to enforce our patents.  In addition, the generic competitor may seek to invalidate our patents or to obtain a ruling of non-infringement in a court proceeding or by challenging our patents through interference, reexamination, IPR, and post-grant review proceedings before the USPTO or through other comparable proceedings, such as oppositions or invalidation proceedings, before foreign patent offices.  Any such resulting litigation or administrative proceedings would involve substantial expense, would be a substantial diversion of management time, and could create uncertainty regarding future sales of our products.  Findings of invalidity or non-infringement with respect to our patents could have a material adverse effect on our business.  Moreover, third parties, including generic competitors or others, may initiate judicial or administrative proceedings in the United States and foreign jurisdictions to challenge our patents from time to time, which could have a material adverse effect on our business.

We may consider initiating administrative proceedings and other means for challenging third-party patents and patent applications.  Third parties may also challenge our patents and patent applications, through interference, reexamination, IPR, and post-grant review proceedings before the USPTO, or through other comparable proceedings, such as oppositions or invalidation proceedings, before foreign patent offices.  An unfavorable outcome in any such challenge could result in loss of patent protection for our technology or require us to cease using the related technology and to attempt to license rights to it from the prevailing third party, which may not be available on commercially reasonable terms, if at all, in which case our business could be harmed.  Even if we are successful, participation in administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and time on the part of our management and other employees.

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

The USPTO and foreign patent offices require maintenance fees and payments as well as continued compliance with procedural and documentary requirements.  Non-compliance may result in abandonment or lapse of the subject patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.  Non-compliance may result in reduced royalty payments for lack of patent coverage in a particular jurisdiction from our collaborators or may result in increased competition, either of which could have a material adverse effect on our business.

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

Innovator pharmaceutical patents are particularly vulnerable in the complex milieu of administrative, regulatory, and legal challenges.  Specifically, a patent that might become or already is the subject of litigation related to Paragraph IV certification can be challenged by any party, such as a generic competitor, at the USPTO in an IPR.  If an IPR is instituted by the Patent Trial and Appeal Board (PTAB) at the USPTO, a court could stay the litigation pending a decision by the USPTO in the IPR because the decision could affect substantive and procedural aspects at trial.  Under these circumstances, however, and some litigation to date indicates, a court may decline to toll the 30-month stay for ANDA approval when staying the litigation.  Thus, for instance, a decision by the PTAB not reversed on any appeal and invalidating all relevant claims of a patent-in-suit, could prompt a generic competitor to motion for lifting of the litigation stay, and thereafter motion for summary judgement in the litigation before expiration of the 30-month stay.

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

We are a party to intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future.  Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us.  If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license.  Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates.  See “Business—Intellectual Property—Licenses” for a description of our license agreements with Dartmouth, MD Anderson, and the University of Kansas, which include descriptions of the termination provisions of these agreements.  We currently have a dispute with MD Anderson and Dartmouth regarding whether, under the 2012 amendment to the 2004 license agreement, we are obligated to pay them a low single-digit royalty on sales of products containing bardoxolone.  If the dispute is resolved in favor of MD Anderson and Dartmouth and a product containing bardoxolone is approved for sale, then we will incur additional royalty, which would have a negative impact on our operating results.  Disputes may arise regarding intellectual property subject to a licensing agreement, including but not limited to:

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain, and we may not obtain regulatory approval for the commercialization of our product candidates.  Even if we believe our completed, current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy or may require that we conduct confirmatory clinical trials either prior to approval or after market approval.

The time required to obtain approval, if any, by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.  With the exception of an NDA filed with the FDA and an MAA filed with the EMA for bardoxolone in patients with CKD caused by Alport syndrome, and our current rolling submission of an NDA with the FDA for omaveloxolone in patients with FA, we have not submitted an NDA or obtained regulatory approval for any product candidate, and it is possible that none of our current or future product candidates we may discover, in-license, or acquire and seek to develop in the future will ever obtain regulatory approval.   Our recent receipt of a CRL from the FDA with respect to the NDA for bardoxolone in patients with CKD caused by Alport syndrome puts our entire bardoxolone platform at a high degree of risk; there can be no assurance that bardoxolone will be approved for any indication.

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

•	inadequate manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;
•	internal FDA delays in the scheduling and conducting of on-site regulatory inspections due to pandemic-related circumstances (e.g., travel restrictions) or other federal, state, or local restrictions;
•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval;
•	the CROs that conduct clinical trials on our behalf may take actions outside of our control that materially adversely affect our clinical trials;
•	collaborators may not perform or complete their activities contributing to our development programs in a timely manner or at all; or
•

one or more SAEs may be related or possibly related to one of our product candidates, and any such determination may adversely affect our ability to obtain regulatory approval, whether or not the determination is correct.

The FDA or other regulatory authorities may require more information, including additional preclinical, clinical, nonclinical, or CMC data, to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether.  In addition, future shutdowns of the United States federal government may result in delays in the review or approval, if any, of our NDAs.  Even if we do obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, approval may be contingent on the performance of costly post-marketing clinical trials, or approval may require labeling that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.  In addition, if our product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of a REMS, or other regulatory authorities may require the establishment of a similar strategy, that may restrict distribution of our approved products, if any, and impose burdensome implementation requirements on us.  Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Even if we believe our completed, current, or planned clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy, which was the case in connection with the FDA’s issuance of a CRL regarding our NDA for bardoxolone in patients with CKD caused by Alport syndrome.  In addition, the FDA originally concluded that the results of our MOXIe Phase 2 clinical trial, while positive, were not sufficient to support approval of omaveloxolone for the treatment of patients with FA.  Consequently, the FDA advised us that we needed to conduct a second clinical trial prior to submitting an NDA, prior to subsequently agreeing that we could proceed with the filing of an NDA for omaveloxolone in patients with FA.  Certain of our Phase 3 clinical trials have been or may be designed to permit us to file an application for accelerated approval based on positive interim data.  Even if we believe the interim data will support an application for accelerated approval, the regulatory authorities may not agree, which could delay approval.  Approval by one regulatory authority does not ensure approval by any other regulatory authority.  However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.  We may not be able to submit for regulatory approvals, and even if we submit, the applications may not be filed by the FDA or comparable regulatory agency, and we may not receive the necessary approvals to commercialize our product candidates in any market.

We may be unable to obtain orphan drug designations for some of our product candidates or to maintain the benefits associated with orphan drug designation status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs.  Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug.  Orphan drug designation must be requested before submitting an NDA.  In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers.  After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.  Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.  In the EU, the EMA’s Committee for Orphan Medicinal Products may grant orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU community.  Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating, or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product.  In the EU, orphan drug designation provides a range of potential incentives for medicines that have been granted an orphan designation by the EC, including protocol assistance, access to the centralized authorization procedure, ten years of market exclusivity, and fee reductions.

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

•

the federal legislation commonly referred to as the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS information related to payments and other transfers of value to physicians, physician assistants, certain types of advanced practice nurses, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

state law equivalents of each of the above federal laws, such as the federal Anti-Kickback Statute and false claims laws, that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or which otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information relating to drug price increases; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information and genetic information in certain circumstances, many of which differ from each other and from HIPAA in significant ways, thus complicating compliance efforts.

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

For example, the PPACA was enacted in 2010 with a goal, among others, of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers.  The PPACA, among other things, expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products, and enacted substantial provisions affecting compliance, which may affect our business practices with healthcare practitioners. In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted.  On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress.  A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs.  This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic.  The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 through June 30, 2022 before increasing to the full 2% reduction.  Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of health care providers.

In addition, the Biden Administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress.  It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have on our business or future product candidates. In addition, former President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers.  These actions and the uncertainty about the future of the PPACA and healthcare laws are likely to continue the downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation.  For example, the PPACA has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  More recently, the 2017 Tax Act was signed into law, which eliminated certain requirements of the PPACA, including the individual mandate.  On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the PPACA will remain in effect in its current form. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified.  In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.  For example, a prolonged shutdown may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business.  The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

For example, the U.K. has voluntarily departed from the EU, commonly referred to as “Brexit.”  We do not know to what extent Brexit will impact the business and regulatory environment in the U.K., the EU, or other countries.  Changes impacting our ability to conduct business in the U.K., or other EU countries, or changes to the regulatory regime in those countries, may impact certain portions of our research and general business operations in the U.K. and the EU.

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

If we fail to attract and retain senior management and key personnel, in particular our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and Chief Innovation Officer, we may be unable to successfully develop our product candidates, conduct our clinical trials, and commercialize our product candidates.

We are highly dependent on our Chief Executive Officer, Warren Huff, our Chief Operating Officer and Chief Financial Officer, Manmeet Soni, and our Chief Innovation Officer, Colin Meyer.  The loss of the services of Mr. Huff, Mr. Soni, or Dr. Meyer could significantly negatively affect the development and commercialization of our product candidates, our existing collaborative relationships, and our ability to successfully implement our business strategy.

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

Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to three votes per share.  As of February 23, 2022, our executive officers and directors, together with their respective affiliates, collectively owned shares representing approximately 98.3% of our total Class B common stock, including shares subject to outstanding options that are exercisable within 60 days of such date, and approximately

13.6% of our total Class A common stock, including shares subject to outstanding options that are exercisable and shares that will be settled upon the vesting of RSUs within 60 days of such date.  Because of the greater number of votes per share attributed to our Class B common stock, our executive officers and directors, together with their respective affiliates, collectively beneficially own shares representing approximately 46.8% of the voting power of our outstanding capital stock.

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

In November 2019, we closed a follow-on underwritten public offering of 2,760,000 shares of our Class A common stock at $183.00 per share.  In December 2020, we closed a follow-on underwritten public offering of 2,000,000 shares of our Class A common stock at $140.85 per share.  Since our initial public offering (IPO) in May

2016 through February 23, 2022, our closing stock price has reached a low of $13.07 and a high of $247.74.  Between January 1, 2021, and December 31, 2021, the closing price of shares of our Class A common stock declined by $94.92 per share.

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
•

the timing of the release of results of and regulatory updates regarding our clinical trials, which we experienced in December 2021 in connection with the negative vote by the FDA’s advisory committee on bardoxolone in patients with chronic kidney disease caused by Alport syndrome;

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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance.  Any variances that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our Class A common stock to fluctuate significantly.  Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price, particularly companies in the life sciences industry such as us.  This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.  This could have a material, adverse effect on our business, financial condition and results of operations.  See Note 15, Commitments and Contingencies-Bardoxolone Securities Litigation of Notes to Consolidated Financial Statements for a description of our securities litigation.

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

As of February 23, 2022, we have 4,919,249 shares of Class B common stock outstanding representing 13.5% of our outstanding shares of common stock, all of which are currently restricted as a result of securities laws, but may be converted into shares of Class A common stock and sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future.

Additionally, our Seventh Amended and Restated Registration Rights Agreement dated as of November 10, 2010, entered into with certain of our investors in connection with our Series A through H preferred stock financings, provides certain registration rights for 4,423,719 shares of Class B common stock and 1,898,576 shares of Class A common stock as of February 23, 2022.  Once we register these shares, they can be freely sold in the public market.

In addition, as of February 23, 2022, there are approximately 5,623,581 and 1,280,306 shares subject to outstanding options to purchase, and RSUs representing, shares of Class B and Class A common stock, respectively, that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act.  We have registered all shares of Class A common stock or Class B common stock that we issue under our employee benefit plans, including our Second Amended and Restated Long Term Incentive Plan (the LTIP Plan).  Once they are issued in accordance with the terms of the plans, they can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144 and, in the case of Class B common stock, conversion to Class A common stock.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs, manufacturers, suppliers, and other third parties, including, but not limited to, software as a service (SaaS) providers on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures.  If such an event were to occur and interrupt our operations, it could result in a material disruption of our drug development programs.  For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets, or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access issues to our clinical data, or disruption of the manufacturing process, we could incur liability, remediation costs, and increased cybersecurity protection costs, the further development of our drug candidates could be delayed, and we may be subject to regulatory actions, including fines or other penalties. We may also be vulnerable to cyber-attacks by hackers or other malfeasance.  This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings.  Further, these cybersecurity breaches may inflict reputational harm upon us that may result in decreased market value and erode public trust.

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

Furthermore, catastrophic events, such as power loss, natural disasters, terrorism, public health crises such as pandemics or epidemics, and similar unforeseen events beyond our control, could adversely affect our employees and our clinical study operations, including forcing us to stop a trial and start over.  Additionally, parties in our supply chain may be operating from single sites, increasing their vulnerability to such events.  If such an event were to affect our employees, our clinical study operations, or our supply chain, it could have a material adverse effect on our business, results of operations, and financial condition.

The COVID-19 outbreak has caused and could continue to cause disruptions in our business and operating results, including our clinical development activities.

The pandemic resulting from the global outbreak of COVID-19 has had and could continue to have a negative impact on our business and operating results.  Although no longer in place, we implemented work-from-home measures and additional safety protocols to protect employees and the broader community and to ensure business continuity in the early stage of the pandemic.  We limited on-site staff to only those required to execute their job responsibilities, including limiting in-person meetings and travel. We may need to reinstate these measures if there are additional major outbreaks of COVID-19 in the future.

We conduct clinical studies in many countries around the world that are being impacted by the COVID-19 pandemic.  Regulatory agencies, governments, and health care providers have implemented restrictive measures, including but not limited to “shelter-in-place” orders, travel restrictions, and business closures, designed to reduce potential exposure to the virus, particularly for patients at increased risk of severe illness.  For each clinical development program, we are working with health care providers to implement changes that mitigate risk to patients; comply with regulatory, institutional, and government guidance; and maintain the integrity of our ongoing clinical studies.  These concerns led us to pause enrollment in our FALCON trial, which has subsequently resumed enrollment, to stop our CATALYST and RANGER trials, and to adapt procedures for our remaining ongoing trials to address restrictions on travel and concerns for patient safety.  For example, we implemented the use of at-home visits as an alternative to in-clinic visits when necessary to collect blood draws and to assess patient safety and arranged for home delivery of the study drug to patients.

As the global outbreak of COVID-19 continues to rapidly evolve, the duration and ultimate impact of COVID-19 on our business is highly uncertain and subject to change.  At this time, we do not believe that the COVID-19 pandemic will have a significant impact on our ability to conduct our operations.  Should the COVID-19 outbreak cause further or extended disruptions at our clinical trial sites or safety concerns regarding our patients, our clinical development activities could be more significantly affected.  In addition, our ability to obtain raw materials, supplies, and component parts necessary to manufacture clinical supplies, our ability to deliver clinical drug to our patients in our clinical trials, and our ability to establish commercial supply capacity may be negatively impacted.  To date, the COVID-19 outbreak has neither impeded our CMOs’ ability to conduct their business, nor our ability to execute our third-party manufacturing strategy, but it has modified the way that we interact with and provide oversight to our third-party vendors.  On-site visits for critical activities are conducted when allowable by vendor procedures, and local, state, federal, and international laws, as well as routine virtual oversight through various technology platforms.  In some instances, we have had to conduct vendor audits virtually, which could result in our inability to identify material issues at a vendor’s site.  Since the COVID-19 outbreak is fluid, there is no guarantee that our manufacturing strategy will not be negatively impacted by how the outbreak evolves over time.  The outbreak could cause health concerns with our personnel, including our executives, which could lead to reductions in the efficiency of our operations.  The outbreak has caused and could continue to cause significant disruption of global financial markets, which may reduce our ability to access capital, which would negatively affect our liquidity.  While we will continue to develop plans to help mitigate the potential negative impact of a continued or expanded COVID-19 outbreak, and any future pandemic, on our business and operating results, our efforts may not prevent our business from being adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Plano, Texas, where we lease approximately 122,000 square feet of office space.  This lease expires in August 2022.  We also lease approximately 34,890 square feet of additional office and laboratory space in Irving, Texas.  This lease expires in October 2024, with an option to extend for a fixed twelve-month period.  In October 2019, we entered into a lease agreement with TC Legacy Land Venture, LLC (the 2019 Lease Agreement), to lease a single-tenant and build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years beginning in June 2022 with an option to renew up to ten years.  However, we have paused our buildout of the build-to-suit building and are seeking tenants for some or all of that space. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

For a discussion of material pending legal proceedings, please read Note 15, Commitments and Contingencies – Bardoxolone Securities Litigation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated into this item by reference.

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

Stockholders

As of February 23, 2022, there were 380 and 85 stockholders of record of our Class A and Class B common stock, respectively.  In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.  The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our Class A common stock since December 31, 2016, through December 31, 2021, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index.  The graph assumes an initial investment of $100 on December 31, 2016, in our Class A common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index.  The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock.  This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		December 31
$100 investment in stock or index	Ticker	2016	2017	2018	2019	2020	2021
Reata Pharmaceuticals, Inc.	RETA	$100.00	$256.06	$507.23	$1,848.37	$1,117.72	$238.43
Nasdaq Composite Index	^IXIC	$100.00	$141.03	$135.56	$183.31	$263.30	$319.62
Nasdaq Biotechnology Index	^NBI	$100.00	$116.67	$105.79	$131.61	$165.41	$164.36

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report on Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties.  You should review the sections of this Annual Report on Form 10-K captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.  Our discussion and analyses below are focused on our 2021, 2020, and 2019 financial results, including comparisons of our year-over-year performance between these years.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better.  We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  Our lead programs are omaveloxolone in FA and bardoxolone in rare forms of CKD.  Both of our lead product candidates activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe omaveloxolone, bardoxolone, and our next-generation Nrf2 activators have many potential clinical applications. We possess exclusive, worldwide rights to develop, manufacture, and commercialize omaveloxolone, bardoxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin.  In addition, we are developing RTA 901, the lead product candidate from our Hsp90 modulator program, in neurological indications.  We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

Collaborations Update

In October 2019, we and AbbVie entered into the Reacquisition Agreement, under which we reacquired the development, manufacturing, and commercialization rights provided in the AbbVie License Agreement and the Collaboration Agreement.  Under the Reacquisition Agreement, the AbbVie License Agreement and the Collaboration Agreement were amended, resulting in AbbVie granting its exclusive sublicenses back to us, such that we reacquired the worldwide rights to bardoxolone, excluding certain Asian countries previously licensed to Kyowa Kirin, and the worldwide rights to omaveloxolone and certain next-generation Nrf2 activators.  By reacquiring our rights, we were relieved from our obligations under the AbbVie License Agreement and the Collaboration Agreement.

In exchange for such rights, we agreed to pay AbbVie $330.0 million, all of which has subsequently been paid.  Additionally, we will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators.

As a result of the $330.0 million having been paid to AbbVie, the licenses granted to AbbVie and the sublicenses granted to us with respect to omaveloxolone and bardoxolone and certain next-generation Nrf2 activators have terminated, with all rights reverting to us.

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

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials.  We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and Kyowa Kirin, from sales of our securities, with secured loans, and from a strategic financing from BXLS.  We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and Kyowa Kirin and reimbursements of expenses under the terms of our agreement with Kyowa Kirin.  We have incurred losses in each year since our inception, other than in 2014.  As of December 31, 2021, we had $590.3 million of cash and cash equivalents and an accumulated deficit of $1,255.6 million.  We continue to incur significant research and development and other expenses related to our ongoing operations.  Despite the potential to receive future payments from Kyowa Kirin, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potential commercialization of our product candidates.  If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales.  Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  From our inception through December 31, 2021, we have incurred a total of $1,089.9 million in research and development expense, a majority of which relates to the development of omaveloxolone and bardoxolone.  We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

Currently, Kyowa Kirin has allowed us to conduct clinical studies of bardoxolone in certain rare forms of kidney diseases in Japan and has reimbursed us the majority of the costs for our CARDINAL study in Japan. Kyowa Kirin is the in-country caretaker in our FALCON study in Japan and we are reimbursing Kyowa Kirin for the costs of a certain number of patients in the study.

The following table summarizes our research and development expenses incurred during the years ended December 31:

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Bardoxolone	$50,827	$50,836	$47,994
Omaveloxolone	12,935	25,231	23,992
RTA 901	5,642	4,189	1,859
Other research and development expenses(1)	86,589	78,824	54,264
Total research and development expenses	$155,993	$159,080	$128,109

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

Benefit from (Provision for) Taxes on Income

Provision for taxes on income consists of net loss, taxed at federal tax rates and adjusted for certain permanent differences.  During 2020, we recognized a tax benefit and receivable of $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).  The Company received the tax refund in 2021.  Realization of deferred tax assets is generally dependent upon future earnings by jurisdiction, of which the timing and amount are uncertain for the majority of our deferred tax assets, and valuation allowances are maintained against them.  Changes in valuation allowances also affect the tax provision.

Results of Operations

Comparison of the Years Ended December 31, 2021, 2020, and 2019

The following table sets forth our results of operations for the years ended December 31:

	2021	Change %	2020	Change %	2019
	(in thousands, except for percentage data)
Collaboration revenue
License and milestone	$8,040	71	$4,701	(81)	25,276
Other revenue	3,450	(20)	4,318	**	1,241
Total collaboration revenue	11,490	27	9,019	(66)	26,517
Expenses
Research and development	155,993	(2)	159,080	24	128,109
Reacquired license rights	—	—	—	(100)	124,398
General and administrative	99,002	32	75,128	29	58,298
Depreciation	1,203	6	1,136	22	932
Total expenses	256,198	9	235,344	(25)	311,737
Other income (expense), net	(53,128)	21	(43,914)	**	(4,942)
Loss before taxes on income	(297,836)	10	(270,239)	7	(290,162)
Benefit from (provision for) taxes on income	450	(98)	22,487	**	(8)
Net loss	$(297,386)	20	$(247,752)	(15)	$(290,170)

** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 70%, 52%, and 95% of total revenue for the years ended December 31, 2021, 2020, and 2019, respectively, and consisted primarily of the recognition of deferred revenue.  License and milestone revenue increased by 71% during 2021 compared to 2020, and consisted of the recognition of Kyowa Kirin revenue.  The increase in license and milestone revenue is primarily due to the achievement of a $5.0 million regulatory milestone in 2021.  Upon achievement of the milestone, we recorded $4.7 million in collaboration revenue, representing a cumulative catch-up for the portion of service period relating to our performance obligation that was satisfied in prior periods.

License and milestone revenue decreased by 81% during 2020 compared to 2019, primarily due to the Reacquisition Agreement in October 2019, which ended our performance obligations under the Collaboration Agreement and resulted in the writing off of the related remaining deferred revenue balance, after which no further revenue was recognized.  Total revenue of $4.7 million was recognized in 2020 from deferred revenue related to the Kyowa Kirin Agreement.

Other revenue decreased by $0.9 million during 2021 compared to 2020, primarily due to a decrease in reimbursements of expenses from Kyowa Kirin for manufacturing expenses incurred.

Other revenue increased by $3.1 million during 2020 compared to 2019, primarily due to an increase in reimbursements of expenses from Kyowa Kirin for manufacturing and non-clinical study expenses incurred.

The following table summarizes the sources of our revenue for the years ended December 31:

	2021	2020	2019
	(in thousands)
License and milestone
AbbVie collaboration agreement	$—	$—	$20,588
Kyowa Kirin agreement	8,040	4,701	4,688
Total license and milestone	$8,040	$4,701	$25,276
Other revenue	3,450	4,318	1,241
Total collaboration revenue	$11,490	$9,019	$26,517

The following table summarizes our expenses, in thousands and as a percentage of total expenses, for the years ended December 31:

	2021	% of Total Expenses	2020	% of Total Expenses	2019	% of Total Expenses
	(in thousands, except for percentage data)
Research and development	$155,993	60%	$159,080	67%	$128,109	40%
Reacquired license rights	$—	—	$—	—	$124,398	40%
General and administrative	99,002	39%	75,128	32%	58,298	19%
Depreciation	1,203	1%	1,136	1%	932	1%
Total expenses	$256,198		$235,344		$311,737

Research and Development Expenses

Research and development expenses decreased by 2% during 2021 compared to 2020.  The decrease was primarily due to timing of manufacturing activities related to omaveloxolone.  The remaining changes included decreased stock-based compensation expense due to accelerated expense recognized during 2020, offset by an increase in personnel and personnel-related costs to support our product development activities.

Research and development expenses increased by 24% during 2020 compared to 2019.  The increase is primarily due to $30.2 million in increased personnel and equity compensation expenses to support growth of our development activities, including accelerated recognition of stock-based compensation expense as a result of the death of an executive and employees who entered into consulting agreements at the termination of employment.  The remaining changes included increased manufacturing and regulatory costs to support product registration, increased clinical pharmacology and toxicity study expenses for our RTA 901 program, offset by a decrease in clinical study expenses related to PAH studies terminated in the first quarter 2020, and decreased medical affairs and research expenses.

Research and development expenses, as a percentage of total expenses, was 60%, 67%, and 40% for 2021, 2020, and 2019, respectively.  The decrease in 2019 compared to 2021 and 2020 was primarily due to the reacquired license rights expense of $124.4 million incurred during 2019, resulting in higher total operating expenses.

Reacquired License Rights

The reacquired license rights expense incurred in 2019 was due to the Reacquisition Agreement we entered into with AbbVie in October 2019 to reacquire the development, manufacturing, and commercialization rights provided in the AbbVie License Agreement and the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses increased by 32% during 2021 compared to 2020.  The increase was primarily due to increased spend related to commercial readiness activities, personnel and personnel-related costs to support growth in our development activities, and insurance premiums.

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

General and administrative expenses, as a percentage of total expenses, were 39%, 32%, and 19% for 2021, 2020, and 2019, respectively.  The decrease in 2019 compared to 2021 and 2020 was primarily due to the reacquired license rights expense of $124.4 million incurred during 2019, resulting in higher total operating expenses.

Other Income (Expense), Net

Other income (expense), net increased by $9.2 million during 2021 compared to 2020. The increase was primarily due to increased non-cash interest expense on liability related to the sale of future royalties and decreased interest income earned due to lower market rates, offset by decreased interest expense and loss on extinguishment of debt due to the payoff on our Term Loans in 2020.

Other income (expense), net increased by $39.0 million during 2020 compared to 2019.  The increase was primarily due to $21.9 million from non-cash interest expense on liability related to the sale of future royalties, $11.2 million from loss on debt extinguishment, and $3.7 million of additional interest expense attributable to additional borrowings under the Term B Loan drawn in December 2019 and the payable due to collaborator related to the Reacquisition Agreement in October 2019, and offset by a decrease of $1.3 million for a gain on lease termination.

Benefit from (Provision for) Taxes on Income

Benefit from taxes on income decreased by $22.0 million during 2021 compared to 2020 and increased by $22.5 million during 2020 compared to 2019, which was primarily due to a tax benefit recognized in 2020 related to a carryback claim associated with the CARES Act.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, the sale of royalty interests, and secured loans.  To date, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $785.0 million from payments under license and collaboration agreements.  We also obtained $1,222.1 million in net proceeds from our IPO, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, and $299.0 million in net proceeds from the sale of future royalties under the Development Agreement.  We have not generated any revenue from the sale of any products.  As of December 31, 2021, we had available cash and cash equivalents of approximately $590.3 million.  Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31:

	2021	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(235,701)	$(322,340)	$(251,151)
Investing activities	(1,329)	(927)	(2,673)
Financing activities	9,138	477,093	580,358
Net change in cash and cash equivalents	$(227,892)	$153,826	$326,534

Operating Activities

Net cash used in operating activities was $235.7 million for the year ended December 31, 2021, consisting primarily of net loss of $297.4 million adjusted for non-cash items including stock-based compensation expense of $56.8 million, non-cash interest expense on liability related to sale of future royalty of $46.7 million, depreciation and amortization expense of $7.8 million, and a net decrease in operating assets and liabilities of $49.6 million.  The significant items in the change in operating assets that impacted our use of cash in operations were a decrease in income tax receivable of $22.2 million, an increase in accounts payable $8.7 million due to timing of payments, a decrease in payable to collaborators of $80.0 million for a payment made in December 2021 under the Reacquisition Agreement, and a decrease in deferred revenue of $3.0 million.

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

Net cash used in operating activities was $251.2 million for the year ended December 31, 2019, consisting primarily of net loss of $290.2 million adjusted for non-cash items including stock-based compensation expense of $26.4 million, depreciation and amortization expense of $2.3 million, and a net increase in operating assets and liabilities of $10.3 million.  The significant items in the change in operating assets that impacted our use of cash in operations include increases in accrued direct research and other current and long-term liabilities of $8.1 million due to activities directly related to our clinical trials and other activities to support our registrational trials, operating lease liability of $3.8 million, an increase in payables to collaborators of $216.9 million primarily due to the remaining payable due to AbbVie for the reacquisition of development, manufacturing, and commercialization rights, a decrease in accounts payable of $2.1 million due to timing of payments, and a decrease in deferred revenue of $216.3 million.  The decrease in deferred revenue is due to the ratable recognition of approximately $25.2 million in revenue offset by the write off of the $191.1 million deferred revenue balance related to the Collaboration Agreement, after our performance obligations were terminated under the Reacquisition Agreement.

Investing Activities

Net cash used in investing activities was $1.3 million, $0.9 million, and $2.7 million for the years ended December 31, 2021, 2020, and 2019, respectively, primarily due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $9.1 million, primarily consisting of option exercises.

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

In October 2019, we entered into the 2019 Lease Agreement, relating to a new headquarter building lease of approximately 327,400 square feet of office and laboratory space located in Plano, Texas.

•	In December 2021, we obtained control of the building, and, accordingly, we recorded related right-of-use assets and the lease liabilities during the fourth quarter of 2021.
•

We have paused the tenant improvement activities for the new headquarter building and are attempting to sublease the building. At this point, we will not spend the earlier-planned $50 million in capital expenditures. If at a future date, we determine to move into the building, capital expenditures will need to be incurred based on our occupancy requirements at that time.

•

The initial term of the lease is 16 years, with up to ten years of extension at our option.  The annual base rent payment, which will begin in June 2022, will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, we will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

In July 2021, Kyowa Kirin announced the submission of an NDA in Japan for bardoxolone for improvement of renal function in patients with Alport syndrome.  We earned a $5.0 million milestone related to this event that was received and began to be recognized in the third quarter of 2021.

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

In June 2020, we paid off our Term Loans with Oxford Finance LLC and Silicon Valley Bank, which included payments for principal of $155.0 million, prepayment fees of $5.4 million, exit fees of $6.7 million, and accrued and unpaid interest of $1.0 million.

In March 2020, the United States enacted the CARES Act.  Under its provisions, we recognized a tax benefit and receivable of $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund.

Our longer term liquidity requirements will require us to raise additional capital, such as through additional equity, debt, or royalty financings or collaboration arrangements.  Our future capital requirements will depend on many factors, including the receipt of milestones under our Kyowa Kirin Agreement and the timing of our expenditures related to clinical trials.  We believe our existing cash and cash equivalents will be sufficient to enable us to fund our operations through the fourth quarter of 2024.  However, we anticipate opportunistically raising additional capital before that time through equity offerings, collaboration or license agreements, additional debt financings, or royalty financings in order to maintain adequate capital reserves.  In addition, we may choose to raise additional capital at any time for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.  Decisions about the timing or nature of any financing will be based on, among other things, our perception of our liquidity and of the market opportunity to raise equity, debt, or royalty financing.  Additional securities may include common stock, preferred stock, or debt securities.  We may explore strategic collaborations or license arrangements for any of our product candidates.  If we do explore any arrangements, there can be no assurance that any agreement will be reached, and we may determine to cease exploring a potential transaction for any or all of the assets at any time.  If an agreement is reached, there can be no assurance that any such transaction would provide us with a material amount of additional capital resources.

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

•	the continuation of our existing collaboration with Kyowa Kirin and entry into new collaborations and the receipt of any collaboration payments;
•	the time and unreimbursed costs necessary to commercialize products in territories in which our product candidates are approved for sale;
•	the revenue from any future sales of our products or for which we are entitled to a profit share, royalties, and milestones;
•	the level of reimbursement or third-party payor pricing available to our products;
•	the costs of obtaining third-party commercial supplies of our products, if any, manufactured in accordance with regulatory requirements;
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

Contractual Obligations and Commitments

Contractual Obligations

We have various contractual obligations and other commitments that require payments at certain specified periods.  The following table summarizes our contractual obligations and commitments as of December 31, 2021:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	6 years and beyond	Total
	(unaudited, in thousands)
Operating lease obligations (1)	$8,686	$13,452	$27,697	$183,223	$233,058
Total contractual obligations	$8,686	$13,452	$27,697	$183,223	$233,058
(1)	Above table assumes one year rent abatement is applied beginning in June 2023 following FDA approval of omaveloxolone

Clinical Trials

As of December 31, 2021, we have several on-going clinical trials in various stages.  Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates.  The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites.  Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

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

Revenue Recognition

We recognize revenue generated primarily from licensing fees received under our collaborative licensing agreements in prior years with AbbVie and currently with Kyowa Kirin and reimbursements for expenses from Kyowa Kirin.  The terms of the agreements include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.

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

For a complete discussion of accounting for collaborative licensing agreements, see Note 3, Collaboration Agreements of Notes of Consolidated Financial Statements contained in this Annual Report on Form 10-K.  Our revenue to date has been generated primarily from licensing fees received under our collaborative licensing agreements with AbbVie and Kyowa Kirin and reimbursements for expenses from Kyowa Kirin.  The terms of the agreements include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.

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

Realization of deferred tax assets is generally dependent upon future earnings by jurisdiction, if any, the timing and amount of which are uncertain.  As of December 31, 2021, based on known factors, for the majority of our deferred tax assets, we cannot conclude that it is more likely than not that they will be utilized, and we have recorded valuation allowances to offset these deferred tax assets.

We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (ASC) 740, Income Taxes.  We recognize tax benefit for uncertain tax positions if we believe it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position.  We evaluate uncertain tax positions after consideration of all available information.  As of December 31, 2021, the interest accrued related to provision uncertain tax positions was immaterial.

Stock-Based Compensation

We measure and recognize compensation expense for all stock option and restricted stock awards based on the estimated fair value of the award on the grant date.  We use the Black-Scholes option pricing model to estimate the fair value of stock option awards.  The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service.  If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award.  Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met.  Use of the Black-

Scholes option-pricing model requires management to apply judgment under highly subjective assumptions.  These assumptions include:

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

Stock option and RSU awards have been granted to nonemployees, in connection with research and consulting services provided to us, and to employees, under our LTIP Plan.  Equity awards generally vest over terms of four or five years.  For employees, stock-based compensation expense is recorded ratably through the vesting period for each stock option or tranche of restricted stock award.  For option and RSU awards with performance conditions, we evaluate the probability of the number of shares that are expected to vest and adjust compensation expense to reflect the number of shares expected to vest and the cumulative vesting period met to date.

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31
	2021	2020	2019
Dividend yield	—%	—%	—%
Volatility	69.71%	73.46%	73.73%
Risk-free interest rate	0.69%	1.44%	2.18%
Expected term of options (in years)	5.65	5.86	6.23
Weighted average grant date fair value	$120.97	$196.96	$69.76

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

Key assumptions and judgments included in the determination of the lease liability include the discount rate applied to the present value of the future lease payments, and the exercise of renewal options.  Our leases do not provide information about the rate implicit in the lease; therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations.  The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These market risks are principally limited to interest rate fluctuations.  We had cash and cash equivalents of $590.3 million at December 31, 2021, consisting primarily of funds in operating cash accounts.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, we do not believe an immediate increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.  There have been no changes since the end of the last fiscal year in our primary market risk exposures or the management of those exposures, and we do not expect future changes in these exposures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act, as amended.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO framework) to evaluate the effectiveness of internal control over financial reporting.  Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted, and is relevant to an evaluation of internal control over financial reporting.

Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2021, based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Reata Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Reata Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Reata Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders‘ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that is contained in Part I, Item 1 of this Form 10-K and that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning our equity compensation plan at December 31, 2021, was as follows:

Equity Compensation Plans

The table below discloses information as of December 31, 2021, with respect to our equity compensation plans and outstanding stock options granted pursuant to individual compensation arrangements.

Plan Category	Number of shares of Class A common stock and Class B common stock to be Issued on Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Exercise Price of Outstanding Options, Warrants and Rights	Number of securities remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders:	5,552,325	$83.27	2,836,302
Total	5,552,325	$83.27	2,836,302

(1)

Represents 4,743,180 stock options and 809,145 RSUs outstanding under the LTIP Plan.  Of the total 4,743,180 stock options, 1,019,603 stock options are exercisable for shares of our Class A common stock, and 3,723,577 stock options are exercisable for shares of our Class B common stock. Of the total 809,145 RSUs, 742,499 RSUs represent shares of our Class A common stock, and 66,646 RSUs represent shares of our Class B common stock.

(2)

Represents the number of securities remaining available under the LTIP Plan as of December 31, 2021.  On January 1 of each calendar year, the total number of shares of stock reserved and available for issuance shall automatically increase by an amount equal to 4% of the number of shares of common stock (of all classes) outstanding on the immediately preceding December 31, including as outstanding all securities convertible into shares of common stock on an as converted basis.  The compensation committee retains the authority to determine that there will be no increase or a lesser increase in reserved shares for any year.

The remaining information required by Item 12 is incorporated by reference to the relevant information contained under the caption “Security Ownership Of Certain Beneficial Owners And Management” in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of the report:
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Thirteenth Amended and Restated Certificate of Incorporation.	S-1	333-208843	3.7	05/16/2016

3.2	Second Amended and Restated Bylaws.	8-K	001-37785	3.1	12/07/2016

4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1	333-208843	4.1	02/08/2016

4.2	Seventh Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated as of November 10, 2010.	S-1	333-208843	4.3	01/04/2016

4.3	Description of Registrant’s Securities.	10-K	001-37785	4.3	02/19/2020

Agreements with Executive Officers and Directors

10.1+	Indemnification Agreement by and between the Registrant and J. Warren Huff, together with a schedule identifying other substantially identical agreements between the Registrant and the persons identified on the schedule and identifying the material differences between each of the agreements and the filed Indemnification Agreement.	S-1	333-208843	10.1	05/20/2016

10.2+	Indemnification Agreement by and between the Registrant and Dawn C. Bir dated September 6, 2016.	10-Q	001-37785	10.1	11/14/2016

10.3+	Indemnification Agreement by and between the Registrant and William D. McClellan dated March 1, 2017.	8-K	001-37785	10.1	03/02/2017

10.4+	Amended and Restated Employment Agreement, by and between the Registrant and J. Warren Huff, dated as of June 14, 2017.	S-3	333-218915	10.2	06/23/2017

10.5+	Amended and Restated Employment Agreement, by and between the Registrant and Dawn C. Bir, dated as of June 14, 2017.	S-3	333-218915	10.3	06/23/2017

10.6+	Amended and Restated Employment Agreement, by and between the Registrant and Colin Meyer, dated as of June 14, 2017.	S-3	333-218915	10.4	06/23/2017

10.7+	Amended and Restated Employment Agreement, by and between the Registrant and Michael D. Wortley, dated as of June 14, 2017.	S-3	333-218915	10.7	06/23/2017

10.8+	Indemnification Agreement by and between the Company and Manmeet S. Soni dated August 28, 2019.	10-Q	001-37785	10.1	11/12/2019

10.9+	Employment Agreement by and between the Company and Manmeet S. Soni dated August 28, 2019.	10-Q	001-37785	10.2	11/12/2019

10.10+	Indemnification Agreement by and between the Company and Martin W. Edwards, dated as of August 3, 2020.	8-K	001-37785	10.1	7/30/2020

10.11+	Indemnification Agreement by and between the Company and Christy J. Oliger, dated as of April 15, 2021.	10-Q	001-37785	10.1	5/6/2021

10.12+	Indemnification Agreement by and between the Company and Shamim Ruff, dated as of April 15, 2021.	10-Q	001-37785	10.2	5/6/2021

10.13+	Indemnification Agreement by and between the Company and Samina Khan, dated as of February 24, 2020.					X

10.14+	Indemnification Agreement by and between the Company and Andrea Loewen, dated as of February 24, 2020.					X

10.15+	Employment Agreement by and between the Company and Samina Khan, dated as of July 7, 2020.					X

10.16+	Employment Agreement by and between the Company and Andrea Loewen, dated as of February 24, 2020.					X

Patent and License Agreements
10.17	Supplement to Exclusive License and Supply Agreement between the Registrant and Kyowa Hakko Kirin Co., Ltd., dated as of March 4, 2016.	S-1	333-208843	10.14	03/22/2016

10.18	Second Supplement to Exclusive License and Supply Agreement, by and between the Registrant and Kyowa Hakko Kirin Co., Ltd., dated as of March 21, 2017.	S-3	333-218915	10.1	06/23/2017

10.19#	Fifth Supplement to Exclusive License and Supply Agreement, dated as of August 22, 2019, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.1	08/22/2019

10.20#	Sixth Supplement to Exclusive License and Supply Agreement, dated as of August 22, 2019, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.2	08/22/2019

10.21#	Amended and Restated License Agreement, dated as of October 9, 2019.	8-K	001-37785	10.1	10/10/2019

10.22+#	Amendment No. 2 to the Exclusive Patent License Agreement among the Board of Regents of The University of Texas System, The University of Texas M.D. Anderson Cancer Center, and the Trustees of Dartmouth College and the Registrant, dated as of August 17, 2021, as amended.	10-Q	001-37785	10.1	11/18/2021

10.23+#	Amendment No. 2 to the Exclusive License Agreement between the Trustees of Dartmouth College and the Registrant, dated as of August 17, 2021, as amended.	10-Q	001-37785	10.2	11/18/2021

10.24#

Exclusive Patent License Agreement among the Board of Regents of The University of Texas System, The University of Texas M.D. Anderson Cancer Center, and the Trustees of Dartmouth College and the Registrant, dated as of July 15, 2004, as amended.

						X

10.25#	Exclusive License Agreement between the Trustees of Dartmouth College and the Registrant, dated as of December 16, 2009, as amended.					X

10.26#	Exclusive License Agreement between the KU Center for Technology Commercialization, Inc. and the Registrant, dated as of September 26, 2014.					X

10.27#	Exclusive License and Supply Agreement between the Registrant and Kyowa Hakko Kirin Co. Ltd., dated as of December 24, 2009.					X

10.28#	License Agreement between the Registrant and Abbott Pharmaceuticals PR Ltd., dated as of September 21, 2010.					X

10.29#	Collaboration Agreement between the Registrant and Abbott Pharmaceuticals PR Ltd., dated as of December 9, 2011.					X

10.30#	Third Supplement to Exclusive License and Supply Agreement, dated as of December 6, 2017, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.					X

10.31#	Fourth Supplement to Exclusive License and Supply Agreement, dated as of December 6, 2017, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.					X

Lease Agreements

10.32	Lease by and between the Registrant and SDCO Gateway Commerce I & II, Inc., dated as of May 25, 2006, as amended.	S-1	333-208843	10.6	01/04/2016

10.33	Lease Amendment No. 11, effective as of November 9, 2017, between Reata Pharmaceuticals, Inc. and SDCO Gateway Commerce I & II, Inc.	10-Q	001-37785	10.1	11/13/2017

10.34	Lease Agreement, dated as of October 15, 2019.	8-K	001-37785	10.1	10/16/2019

10.35	Expansion Agreement, dated as of October 15, 2019.	8-K	001-37785	10.2	10/16/2019

10.36	Gateway Lease Expansion Agreement, dated December 12, 2019.	10-K	001-37785	10.39	2/19/2020

10.37	First Amendment to Lease Agreement, dated as of May 27, 2020.	10-Q	001-37785	10.1	8/10/2020

10.38	Lease Amendment No. 13, effective as of February 4, 2022, between Reata Pharmaceuticals, Inc. and SDCO Commerce I & II, Inc.					X

Equity Compensation Plans and Policies

10.39+	Reata Pharmaceuticals, Inc. Second Amended and Restated Long Term Incentive Plan.	10-Q	001-358762	10.1	05/09/2019

10.40+	Stock Option Agreement.	10-Q	001-358762	10.2	05/09/2019

10.41+	Notice of Stock Option Grant forms for employees and director/consultants.	S-8	333-232009	4.5	06/13/2019

10.42+	Restricted Stock Unit Agreement.	10-Q	001-37785	10.3	11/12/2019

10.43+	Notice of Grant of Restricted Stock Units for employees.	10-K	001-37785	10.38	2/19/2020

10.44+	Fourth Amended and Restated Non-Employee Director Compensation Policy, dated as of June 10, 2020.	10-Q	001-37785	10.4	8/10/2020

10.45+	Fifth Amended and Restated Non-Employee Director Compensation Policy, dated as of December 2, 2020.	10-K	001-37785	10.37	3/01/2021

10.46+	Notice of Grant of Restricted Stock Units for director/consultants, dated as of December 2, 2020.	10-K	001-37785	10.38	3/01/2021

10.47+	Notice of Grant of Restricted Stock Units for employees, dated as of December 2, 2020.	10-Q	001-37785	10.3	05/06//2021

10.48*	Notice of Grant of Restricted Stock Units for employees, dated as of December 3, 2021.					X

10.49*	Notice of Grant of Restricted Stock Units Form for director/consultants, dated as of December 3, 2021.					X

10.50*	Sixth Amended and Restated Non-Employee Director Compensation Policy, dates as of December 17, 2021.					X

Other

10.51†#	Common Stock Purchase Agreement between the Company and BXLS V – River L.P, dated as of June 10, 2020.	10-Q	001-37785	10.2	8/10/2020

10.52†#	Development and Commercialization Funding Agreement between the Company and BXLS V – River L.P, dated as of June 10, 2020.	10-Q	001-37785	10.3	8/10/2020

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document.	X

+	Indicates management contract or compensatory plan.
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

REATA PHARMACEUTICALS, INC.

Date: February 28, 2022	By:	/s/ J. Warren Huff
J. Warren Huff
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Warren Huff	Chief Executive Officer and Chairman of the Board	February 28, 2022
J. Warren Huff	of Directors (Principal Executive Officer)

/s/ Manmeet S. Soni	Chief Operating Officer, Chief Financial Officer and President (Principal Financial Officer)	February 28, 2022
Manmeet S. Soni

/s/ Bhaskar Anand	Vice President, Chief Accounting Officer (Principal	February 28, 2022
Bhaskar Anand	Accounting Officer)

/s/ Martin W. Edward, M.D.	Member of the Board of Directors	February 28, 2022
Martin W. Edward, M.D.

/s/ William D. McClellan, Jr.	Member of the Board of Directors	February 28, 2022
William D. McClellan, Jr.

/s/ R. Kent McGaughy, Jr.	Member of the Board of Directors	February 28, 2022
R. Kent McGaughy, Jr.

/s/ Jack B. Nielsen	Member of the Board of Directors	February 28, 2022
Jack B. Nielsen

/s/ Christy J. Oliger	Member of the Board of Directors	February 28, 2022
Christy J. Oliger

/s/ William E. Rose	Member of the Board of Directors	February 28, 2022
William E. Rose

/s/ Shamim Ruff	Member of the Board of Directors	February 28, 2022
Shamim Ruff

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Reata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reata Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Provision for Unbilled Accrued Direct Research Liabilities
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company bases expense accruals related to clinical trials on estimates of the services performed and expenses incurred, pursuant to contracts with multiple research institutions.  As of December 31, 2021, the Company had $14.2 million of accrued direct research liabilities, of which $11.8 million related to accruals for unbilled research and development expenses. The financial terms of these agreements vary from contract to contract, resulting in uneven billing and payment flows.  At a given financial statement date, the Company accumulates and assesses unbilled research and development costs, inclusive of contract milestones, pass-through costs, and estimates of the total costs of unbilled patient visits for clinical trials.

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

To test the Company’s assumptions and related calculation of accrued direct research liabilities, our audit procedures included, among others, inquiring of management to corroborate our understanding of the inputs and data used to calculate the accrual, including gaining an understanding of the current status and enrollment timelines for each material clinical trial and the current status of other research and development related purchase orders. For each material clinical study, we confirmed the terms of the agreement in effect as of December 31, 2021 with the related invoice processor and clinical sites, as well as significant inputs contributing to the amount accrued, such as lifetime-to-date patient visit costs and amounts invoiced, and compared them to actual inputs used by the Company to calculate the unbilled liability related to each clinical trial. In addition, we performed procedures to evaluate the completeness and accuracy of material unbilled accrued direct research liability components and tested cash payments subsequent to December 31, 2021 that could potentially impact the year-end balances. We also performed analytical procedures to evaluate whether appropriate relationships existed between the unbilled accrued direct research liabilities and drug development costs compared to historical trends.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

February 28, 2022

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$590,258	$818,150
Prepaid expenses and other current assets	6,217	6,960
Income tax receivable	—	22,228
Total current assets	596,475	847,338
Property and equipment, net	11,604	4,912
Operating lease right-of-use assets	126,777	5,208
Other assets	160	140
Total assets	$735,016	$857,598
Liabilities and stockholders’ equity
Accounts payable	13,505	4,790
Accrued direct research liabilities	14,249	14,023
Other current liabilities	21,450	19,423
Operating lease liabilities, current	3,142	2,841
Payable to collaborators	—	73,437
Deferred revenue	1,648	4,688
Total current liabilities	53,994	119,202
Other long-term liabilities	—	3,029
Operating lease liabilities, noncurrent	132,891	2,482
Liability related to sale of future royalties, net	362,142	315,454
Total noncurrent liabilities	495,033	320,965
Commitments and contingencies
Stockholders’ equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 31,478,197 and 31,109,154 at December 31, 2021 and December 31, 2020, respectively	31	31
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 4,919,249 and 5,044,931 at December 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,441,584	1,375,640
Accumulated deficit	(1,255,631)	(958,245)
Total stockholders’ equity	185,989	417,431
Total liabilities and stockholders’ equity	$735,016	$857,598

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31
	2021	2020	2019
Collaboration revenue
License and milestone	$8,040	$4,701	$25,276
Other revenue	3,450	4,318	1,241
Total collaboration revenue	11,490	9,019	26,517
Expenses
Research and development	155,993	159,080	128,109
Reacquired license rights	—	—	124,398
General and administrative	99,002	75,128	58,298
Depreciation	1,203	1,136	932
Total expenses	256,198	235,344	311,737
Other income (expense), net	(53,128)	(43,914)	(4,942)
Loss before taxes on income	(297,836)	(270,239)	(290,162)
Benefit from (provision for) taxes on income	450	22,487	(8)
Net loss	$(297,386)	$(247,752)	$(290,170)
Net loss per share—basic and diluted	$(8.19)	$(7.35)	$(9.54)
Weighted-average number of common shares used in net loss per share basic and diluted	36,321,351	33,709,480	30,414,203

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2019	24,000,683	$24	5,728,175	$6	$435,452	$(420,323)	$15,159
Compensation expense related to stock-based compensation	—	—	—	—	26,381	—	26,381
Exercise of options	—	—	707,849	—	13,445	—	13,445
Public offering of common stock, net of offering costs	2,760,000	3	—	—	491,932	—	491,935
Conversion of common stock Class B to Class A	1,117,867	1	(1,117,867)	(1)	—	—	—
Other shareholder transactions	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	(290,170)	(290,170)
Balance at December 31, 2019	27,878,550	$28	5,318,157	$5	$967,317	$(710,493)	$256,857
Compensation expense related to stock-based compensation	—	—	—	—	57,633	—	57,633
Exercise of options	—	—	616,585	1	17,819	—	17,820
Public offering of common stock, net of offering costs	2,000,000	2	—	—	277,473	—	277,475
Issuance of Common Stock	340,793	—	—	—	55,398	—	55,398
Conversion of common stock Class B to Class A	889,811	1	(889,811)	(1)	—	—	—
Net loss	—	—	—	—	—	(247,752)	(247,752)
Balance at December 31, 2020	31,109,154	$31	5,044,931	$5	$1,375,640	$(958,245)	$417,431
Compensation expense related to stock-based compensation	—	—		—	56,806	—	56,806
Exercise of options	—	—	234,216	—	9,138	—	9,138
Issuance of common stock upon vesting of restricted stock units	—	—	9,145	—	—	—	—
Conversion of common stock Class B to Class A	369,043	—	(369,043)	—	—	—	—
Net loss	—	—		—	—	(297,386)	(297,386)
Balance at December 31, 2021	31,478,197	31	4,919,249	5	1,441,584	(1,255,631)	185,989

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31
	2021	2020	2019
Operating activities
Net loss	$(297,386)	$(247,752)	$(290,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,203	1,136	932
Amortization of debt issuance costs and imputed interest	6,563	7,545	1,374
Non-cash interest expense on liability related to sale of future royalty	46,688	21,884	—
Stock-based compensation expense	56,806	57,633	26,381
Loss on extinguishment of debt	—	11,183	—
Gain on lease termination	—	(1,286)	—
Changes in operating assets and liabilities:
Income tax receivable and payable	22,217	(22,217)	—
Prepaid expenses, other current assets and other assets	750	222	(59)
Accounts payable	8,713	2,879	(2,114)
Accrued direct research, other current and long-term liabilities	1,346	2,090	8,140
Operating lease obligations	439	(956)	3,835
Payable to collaborators	(80,000)	(150,000)	216,862
Deferred revenue	(3,040)	(4,701)	(216,332)
Net cash used in operating activities	(235,701)	(322,340)	(251,151)
Investing activities
Purchases of property and equipment	(1,329)	(927)	(2,673)
Net cash used in investing activities	(1,329)	(927)	(2,673)
Financing activities
Proceeds from issuance of common stock, net	—	333,278	492,453
Payments on deferred offering costs	—	(405)	(71)
Payments on long-term debt	—	(167,170)	75,000
Payments on deferred issuance costs	—	—	(576)
Exercise of options	9,138	17,820	13,445
Proceeds from sale of future royalties, net	—	293,570	107
Net cash provided by financing activities	9,138	477,093	580,358
Net decrease in cash and cash equivalents	(227,892)	153,826	326,534
Cash and cash equivalents at beginning of year	818,150	664,324	337,790
Cash and cash equivalents at end of period	$590,258	$818,150	$664,324
Supplemental disclosures
Cash paid for interest	$—	$8,021	$8,207
Non-cash activity:
Accrued deferred offering cost	$—	$102	$447
Right-of-use assets obtained in exchange for lease obligations	$124,479	$4,756	$9,068
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$295	$29	$302
Acquisition of property and equipment through tenant improvement allowance	$8,702	$2,402	$—

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

1. Description of Business

Reata Pharmaceuticals, Inc.’s (Reata, the Company, we, us, or our) mission is to identify, develop, and commercialize innovative therapies that change patients’ lives for the better.  The Company focuses on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies.  The Company’s lead programs are omaveloxolone in a rare neurological disease called Friedreich’s ataxia (FA) and bardoxolone methyl (bardoxolone) in rare forms of chronic kidney disease (CKD).  Both of the Company’s lead product candidates activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation.  Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, the Company believes omaveloxolone, bardoxolone, and our next-generation Nrf2 activators have many potential clinical applications.  Reata possesses exclusive, worldwide rights to develop, manufacture, and commercialize omaveloxolone, bardoxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (Kyowa Kirin).  In addition, we are developing RTA 901, the lead product candidate from our Hsp90 modulator program, in neurological indications.  We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiaries.  Accordingly, the Company’s share of net earnings and losses from these subsidiaries is included in the consolidated statements of operations.  Intercompany profits, transactions, and balances have been eliminated in consolidation.

Prior period reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, Operating lease right-of-use assets, Operating lease liabilities, current and Operating lease liabilities, noncurrent have been reclassed out of Other assets, Other current liabilities and Other long-term liabilities in prior periods to conform with current period presentation on the consolidated balance sheets.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer equipment	2-5 years
Software	3 years
Laboratory equipment	5-7 years
Office furniture	5 years
Office equipment	5 years
Manufacturing equipment	10 years

Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment or improvement.  Such amortization is recorded as depreciation expenses in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment.  Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles.  If impairments are identified, assets are written down to their estimated fair value.  The Company has not recognized any impairment charges in 2021, 2020, or 2019.

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

Revenue Recognition

The Company’s revenue to date has been generated primarily from licensing fees received under its collaborative licensing agreements with AbbVie Inc. (AbbVie) and Kyowa Kirin and reimbursements for expenses from Kyowa Kirin.  The terms of the agreements include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.

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

Acquired License Rights

All acquired license and sublicense costs that are in-process research and development, which were acquired directly in a transaction other than a business combination that does not have an alternative future use, are expensed as incurred.  For a complete discussion of accounting for reacquisition of license rights in 2019, see Note 3, Collaboration Agreements.

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

In December 2017, the Company and Kyowa Kirin entered into the Third Supplement to the Kyowa Kirin Agreement, which allows the Company to begin a portion of the registrational CARDINAL trial in Japan, for which Kyowa Kirin has reimbursed costs incurred of $3.0 million as of the end of December 31, 2021.  The Company deemed that this was not a material modification to the Kyowa Kirin Agreement because no payment terms or deliverables were changed.  The Company’s expenses were reduced by $0.5 million for Kyowa Kirin’s share of the study costs for twelve months ended December 31, 2019. No such credits were recorded in the twelve months ended December 31, 2020, or 2021, respectively.

In addition, we have also entered into cost sharing agreement for the FALCON trial and have recorded $1.4 million in expenses during the year ended December 31, 2021.  No such costs were incurred in the twelve months ended December 31, 2019, or 2020, respectively.

The Company bases its expense accruals related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on its behalf.  The financial terms of these agreements vary from contract to contract and may result in uneven payment flows.  Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.  In accruing costs, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period.  Included within total accrued direct research liabilities is $11.8 million, which was accrued but unbilled, as of December 31, 2021.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718 Compensation—Stock Compensation (ASC 718).  ASC 718 requires companies to measure and recognize compensation expense for all stock option and RSU awards based on the estimated fair value of the award on the grant date.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards.  The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service.  If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award.  Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met.  Use of the Black-Scholes option-pricing model requires management to apply judgment under highly subjective assumptions.  These assumptions include:

•

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding and is based on the average period the stock options are expected to be outstanding and was based on our historical information of the options exercise patterns and post-vesting termination behavior.

•

Expected volatility—Since the Company does not have sufficient trading history to estimate the volatility of its common stock, the expected volatility was estimated based on its own historical volatility since its initial public offering (IPO) and the average volatility for comparable publicly traded biopharmaceutical companies.  When selecting comparable publicly traded biopharmaceutical companies on which the Company based its expected stock price volatility, the Company selected companies with comparable characteristics to the Company, including enterprise value, risk profiles, position within the industry, and historical share price information sufficient to meet the expected life of the stock-based awards.

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

Stock option and RSU unit awards have been granted to nonemployees, in connection with research and consulting services provided to the Company, and to employees, under its Second Amended and Restated Long Term Incentive Plan (the LTIP Plan).  Equity awards generally vest over terms of four or five years.  For employees and non-employees, stock-based compensation expense is recorded ratably through the vesting period for each stock option or tranche of RSU award.  For performance-based awards, the Company evaluates the probability of the number of shares that are expected to vest and adjusts compensation expense to reflect the number of shares expected to vest and the cumulative vesting period met to date.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes.  The Company recognizes a tax benefit for uncertain tax positions if the Company believes it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position.  The Company evaluates uncertain tax positions after consideration of all available information.  As of December 31, 2021, the interest accrued related to provision uncertain tax positions was immaterial.

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

Key assumptions and judgments included in the determination of the lease liability include the discount rate applied to the present value of the future lease payments, and the exercise of renewal options. Our leases do not provide information about the rate implicit in the lease; therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment.

Net Income (Loss) per Share

Basic and diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents.  The Company’s potentially dilutive shares, which include unvested RSUs and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.  For periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss).  The other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019 was immaterial.

Recent Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.  The FASB issued this update as part of its Simplification Initiative to improve areas of U.S. GAAP and reduce cost and complexity while maintaining usefulness.  The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items.  ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020.  The Company adopted this standard on January 1, 2021, and its adoption did not have material impact to the Company’s consolidated financial statements and related disclosure.

3. Collaboration Agreements

Subsequent to the 2019 reacquisition of certain rights originally licensed to AbbVie (see “AbbVie” below), the Company’s collaboration revenue and deferred revenue have been generated primarily from licensing fees and reimbursements for expenses received under our exclusive license with Kyowa Kirin Agreement (as defined below).

Kyowa Kirin

In December 2009, the Company entered into an exclusive license with Kyowa Kirin to develop and commercialize bardoxolone in the licensed territory (the Kyowa Kirin Agreement).  The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $35.0 million and additional development and commercial milestone payments.  As of December 31, 2021, the Company has received $50.0 million related to regulatory development milestone payments from Kyowa Kirin and has the potential in the future to achieve another $47.0 million from regulatory milestones and $140.0 million from commercial milestones.  The Company also has the potential to achieve tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by Kyowa Kirin in the licensed territory.  The Company is participating on a joint steering committee with Kyowa Kirin to oversee the development and commercialization activities related to bardoxolone.  Any future milestones and royalties received are subject to mid to lower single digit percent declining tiered commissions to certain consultants as compensation for negotiations of the Kyowa Kirin Agreement.

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

On July 27, 2021, Kyowa Kirin, submitted an New Drug Application (NDA) in Japan to the Ministry of Health, Labour and Welfare (MHLW) for bardoxolone for improvement of renal function in patients with Alport syndrome.  Based on this submission, the Company earned a $5.0 million milestone payment, variable consideration previously considered constrained, under the Kyowa Kirin Agreement.  As a result, the Company recorded $4.7 million in collaboration revenue, a cumulative catch-up for the portion of this milestone that was satisfied in prior periods, and $0.3 million in deferred revenue that will be recognized over the remaining performance obligation period, ending in June 2022.

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

In October 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement.  In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, all of which has subsequently been paid.  Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators.  The execution of the Reacquisition Agreement ended our performance obligations under the Collaboration Agreement.

The Company recognized interest expense related to the Reacquisition Agreement of approximately $6.6 million, $6.5 million and $1.4 million during twelve months ended December 31, 2021, 2020 and 2019, respectively.  As of December 31, 2021, the Company has fully satisfied its payable to AbbVie.

4. Other Income (Expense), Net

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Other income (expense), net
Investment income	$177	$2,769	$6,248
Interest expense	(6,563)	(14,895)	(11,197)
Non-cash interest expense on liability related to sale of future royalty	(46,688)	(21,884)	—
Other income (expense)	(54)	1,279	7
Loss on extinguishment of debt	—	(11,183)	—
Total other income (expense), net	$(53,128)	$(43,914)	$(4,942)

Investment Income

Interest income consists primarily of interest generated from our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of the imputed interest from amounts due to AbbVie under the Reacquisition Agreement and interest on its Amended Restated Loan Agreement (Term Loans) which were paid in full in 2020.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

Non-cash interest expense consists of recognition of interest expense based on the Company’s current estimate of future royalties expected to be paid over the estimated term of the Development Agreement.

Other income (expense)

Other income (expense) consists primarily of gains and losses on foreign currency exchange, sales of assets, extinguishment of debt, and lease termination.

Other income of $1.3 million recorded in the twelve months ended December 31, 2020, related to a gain on the Company’s lease termination due to the bankruptcy filing of its lessor.

Loss on Extinguishment of Debt

In June 2020, the Company paid off the Term Loans and recorded a loss on the extinguishment of debt of $11.2 million, which consisted primarily of prepayment fees, exit fees and unamortized debt issuance costs.

5. Term Loan

On October 9, 2019, the Company entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the Amended Restated Loan Agreement), under which it borrowed $155.0 million as of December 20, 2019.  On June 24, 2020, the Company paid off the total outstanding balance of the term loans under the Term Loans prior to the maturity date.  The payoff consisted of (i) the outstanding principal balance of $155.0 million, (ii) exit fees of $6.7 million, which were partially accrued up to the date of repayment, (iii) prepayment fees of $5.4 million, and (iv) accrued and unpaid interest of $1.0 million.  At the time of payoff, all liabilities and obligations under the Amended Restated Loan Agreement were terminated.  The Company recognized approximately $8.4 million and $8.3 million in interest expense for the twelve months ended December 31, 2019, and 2020, respectively.  No interest expense was recognized in 2021 as the term loan was paid off in June 2020.

6. Liability Related to Sale of Future Royalties

On June 24, 2020, the Company closed on the Development Agreement.  The Development Agreement included a $300.0 million payment by an affiliate of BXLS in return for various percentage royalty payments on worldwide net sales of bardoxolone, once approved in the United States or certain specified European countries, by Reata and its licensees, other than Kyowa Kirin.  The royalty percentage will initially be in the mid-single digits and, in future years, can vary between higher-mid single digit percentages to low-single digit percentages depending on various milestones, including indication approval dates, cumulative royalty payments, and cumulative net sales.  Pursuant to the Development Agreement, we have granted BXLS a security interest in substantially all of our assets. After a bardoxolone product approval has been obtained by the Company, the Company is obligated to make certain minimum cumulative payment amounts in 2025 through 2033, but only until BXLS has achieved certain internal rate of return target.

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

The following table shows the activity within the liability related to sale of future royalties for the twelve months ended December 31, 2021:
Liability Related to Sale of Future Royalties
(in thousands)
Balance at December 31, 2020	$316,305
Non-cash interest expense recognized	46,623
Balance at December 31, 2021	362,928
Less: Unamortized transaction cost	(786)
Carrying value at December 31, 2021	$362,142

7. Property and Equipment

Property and equipment consisted of the following as of December 31:

	2021	2020
	(in thousands)
Computer equipment and software	$3,748	$3,306
Laboratory equipment	6,389	5,404
Office furniture	1,990	1,990
Office and other equipment	399	412
Leasehold improvements	14,127	7,829
Manufacturing equipment	213	163
	26,866	19,104
Less: accumulated depreciation	(15,262)	(14,192)
Property and equipment, net	$11,604	$4,912

8. Leases

The Company’s headquarters are located in Plano, Texas, where it leases approximately 122,000 square feet of office space, with lease terms extending through August 31, 2022.  The Company leases additional office and laboratory space of approximately 34,890 square feet located in Irving, Texas, with lease terms extending through October 31, 2022 with an option to renew up to six months. On February 4, 2022, the Company extended this lease agreement. See Note 17, Subsequent Events.

The Company has an additional lease of a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years.  The Company entered into the lease agreement on October 15, 2019 (the 2019 Lease Agreement), and at the Company’s option, it may renew the lease for two consecutive five-year renewal periods or one ten-year renewal period.  The initial annual base rent will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million.  Beginning in the third lease year, the base rent will increase 1.95% per annum each year.  In addition to the annual base rent, the Company will pay for taxes, insurance, utilities, maintenance and repairs, and building management fees, all of which are variable in nature and were not included in the measurement of the lease liability.  Under the First Amendment to the Lease Agreement executed in May 2020, the landlord will fund the Company’s leasehold improvements up to $31.3 million, of which the Company has recorded approximately $8.7 million, as of December 15, 2021.

On December 15, 2021, the Company obtained control of the space, and, accordingly, we recorded related right-of-use assets and the lease liabilities during the fourth quarter of 2021.  The Company recorded the liability associated with the 2019 Lease Agreement at the present value of the lease payments not yet paid, using the discount rate as of the commencement date. As the discount rate implicit in the 2019 Lease Agreement was not readily determinable, the Company utilized its incremental borrowing rate.  The renewals are not assumed in the determination of the lease term, since they are not deemed to be reasonably assured at the inception of the lease.  We recorded $124.5 million as a right-of-use asset, which represented a lease liability of $133.2 million, net of $8.7 million of lease incentives recognized as of December 31, 2021.

For the year ended December 31, 2021, the Company paid $3.2 million for amounts included in the measurement of lease liabilities.  For the years ended December 31, 2021, 2020, and 2019, the Company recorded total rent expense of $3.6 million, $3.4 million, and $3.4 million, respectively.

Supplemental balance sheet and other information related to the Company’s operating leases is as follows:

	As of December 31
	2021	2020
Weighted-average remaining lease term (in years)	15.7	1.8
Weighted-average discount rate	6.6%	8.2%

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of December 31, 2021
(in thousands)
2022	$9,798
2023 (1)	6,672
2024 (1)	6,802
2025	13,737
Thereafter	196,049
Total lease payments (1)	233,058
Less: Imputed interest	(97,025)
Present value of lease liabilities	$136,033

(1)	Above table assumes one year rent abatement is applied beginning in June 2023 following United States Food and Drug Administration (FDA) approval of omaveloxolone.

9. Income Taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and to provide assistance to individuals, families, and businesses affected by the coronavirus disease (COVID-19).  Accordingly, under the provisions of the CARES Act, in March 2020, the Company recognized tax benefits and receivables totaling $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year, which had previously been fully reserved by its valuation allowance.  During the second quarter of 2021, the Company received a total of $22.9 million from the IRS, comprising $22.2 million of the income tax receivable plus $0.7 million in interest.

The following table reconciles the Company’s effective income tax rate from continuing operations to the federal statutory tax rate of 21%:

	2021	2020	2019
U.S. federal income taxes	21%	21%	21%
Federal and state tax credits	5%	12	8
Stock-based compensation	(0)%	4	5
NOL carryback rate differential	—%	1	—
Foreign rate differential	(3)%	(2)	—
Change in valuation allowance	(23)%	(28)	(34)
Recorded federal income tax benefit	—%	8%	—%

Deferred tax assets and liabilities reflect the net effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Federal and state tax credits	$102,590	$87,056
Net operating loss	101,463	68,936
Accrued royalties	79,458	66,389
Intellectual property	60,753	62,838
Lease Liability	29,847	1,626
Stock-based compensation	23,677	15,158
Deferred revenue	362	987
Other	1,422	903
Deferred tax assets before valuation allowance	399,572	303,893
Less: Valuation allowance	(369,215)	(300,888)
Net deferred income tax assets	30,357	3,005
Deferred tax liabilities:
Deferred purchase price	—	(1,127)
Right-of-use assets	(27,817)	(1,096)
Other	(2,424)	(659)
Net deferred tax assets	$116	$123

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences.  For the majority of its deferred tax assets, the Company cannot currently conclude that it is more likely than not that they will be utilized.  Therefore, the Company has recorded valuation allowances against these deferred tax assets for 2021.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.  The valuation allowance increased by $68.3 million and $74.6 million in 2021 and 2020, respectively.

As of December 31, 2021, the Company had United States federal accumulated net operating losses of $350.6 million of which $0.4 million are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382).  The Company has United States federal accumulated net operating losses of $59.6 million expiring between fiscal years 2023 and 2037, of which $59.2 million begin expiring in 2037.  Under the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), the remaining $291.0 million will be carried forward indefinitely but is limited to 80% of our taxable income.  As of December 31, 2021, the Company had net operating losses in Switzerland of $227.6 million expiring in 2028.

As of December 31, 2021, the Company has federal orphan drug tax credit, federal research and development tax credit, and state research and development tax credit carryforwards of $76.9 million, $19.3 million, and $6.3 million, respectively, with federal orphan drug and federal research and development tax credits expiring between years 2024 and 2041, of which $0.1 million expires in 2024 and the remainder begins expiring in 2030.

The Company's federal income tax returns for 2013, and 2018 through 2020 remain open to examination by the IRS.

10. Patents

Business intellectual property protection is critical to the Company’s ability to successfully commercialize its product innovations.  The potential for litigation regarding the Company’s intellectual property rights always exists and may be initiated by third parties attempting to abridge the Company’s rights, as well as by the Company in protecting its rights.  There were no patent matters outstanding at December 31, 2021, 2020, or 2019.

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

In July 2012, the Company amended the 2004 CDDO License Agreement, which provides, among other terms, that the Company will pay to the licensors a low single-digit royalty on net sales of certain Nrf2 activator compounds, including omaveloxolone, that are claimed in certain patents and patent applications that are wholly owned by or licensed to the Company.  In 2021, the Company paid a development milestone and sublicense payments of $0.6 million under the agreement.

In August 2021, the Company amended the 2004 CDDO License Agreement. This amendment, among other terms, provides consent to an internal restructuring by the Company of certain of its intellectual property rights, facilitates the potential monetization by the Trustees of Dartmouth College (Dartmouth) of their rights to royalties under the license, clarifies the applicability of certain running royalty payment obligations with respect to certain compounds, and specifies the dispute resolution procedure regarding a dispute between the Company and Licensors as to whether the Company is obligated under the 2012 amendment to the 2004 CDDO License Agreement to pay the licensors a low single-digit royalty on sales of products containing bardoxolone.

In January 2009, the Company filed a patent application claiming the use of bardoxolone and related compounds in treating CKD, endothelial dysfunction, cardiovascular disease (CVD), and related disorders.  Several of the original inventors of these compounds at an academic institution were named as co-inventors on this application, along with several company employees.  Consequently, the Company and Dartmouth are co-owners of this patent application.  In December 2009, the Company entered into an agreement with Dartmouth that provides the Company with an exclusive worldwide license to the academic institution’s rights in these applications and any resulting patents (the 2009 License Agreement).  The Company agreed to pay a limited super-royalty on product sales that occur during the effective term of the original patents, a royalty on product sales that occur after the effective term of the original patents, a sublicense fee, an annual license fee, and various milestone fees.  In 2021, the Company paid a development milestone and sublicense payments of $0.4 million under the agreement.

In August 2021, the Company amended the 2009 License Agreement.  These amendments, among other terms, provides consent to an internal restructuring by the Company of certain of its intellectual property rights, facilitates the potential monetization by Dartmouth of its rights to royalties under the 2009 License Agreement, clarifies that there is no minimum royalty provision, and adds provisions regarding the defense of certain patent rights.

Other Technologies

The Company has an exclusive technology and patent license agreement with the University of Kansas and the University of Kansas Medical Center (the University of Kansas) for certain patents and patent applications related to small molecule modulators of heat shock proteins, including RTA 901.  The Company has the right to sublicense this patent.  In the event of a sublicense, the terms of the contract require the Company to pay the licensors sublicense fees based on a percentage of total compensation received that varies depending on the phase of development of a drug candidate as of the time of the sublicense.  The Company paid non-refundable license issue fees and agreed to pay royalties on net sales of any products developed as a result of the license, annual license fees, various milestone fees, including reimbursement of sunk-in patent expenses, and fees for sponsored research performed by the University of Kansas as consideration for the license.

12. Convertible Preferred Stock

Under our Thirteenth Amended and Restated Certificate of Incorporation, the Company has 100,000,000 undesignated shares of convertible preferred stock.  As of December 31, 2021 and 2020, there were no shares of convertible preferred stock issued and outstanding.

13. Stock-Based Compensation

The LTIP Plan provides for awards of RSUs, nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and other incentive awards and rights to purchase shares of the Company’s common stock.  As of December 31, 2021, a total of 2,836,302 shares of common stock are reserved for future grant under the LTIP Plan.  As of December 31, 2021, 809,145 RSUs and stock options to purchase 4,743,180 shares have been granted and are outstanding under the LTIP Plan.

The Company recognizes stock-based compensation expense for awards with service-based vesting conditions as an expense using the straight-line method. In the case of performance-based awards, compensation expense is recognized for awards when achievement of the underlying performance-based targets become probable, which have typically been in the same period as when the targets are achieved.

The following table summarizes time-based and performance-based stock compensation expense reflected in the consolidated statements of operations:

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Research and development	$23,566	$28,114	$8,692
General and administrative	33,240	29,519	17,689
Total stock compensation expense	$56,806	$57,633	$26,381

Restricted Stock Units

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

The following table summarizes RSUs as of December 31, 2021, and changes during the year ended December 31, 2021 under the LTIP Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	108,551	$115.54
Granted	758,246	64.65
Vested	(9,145)	164.39
Forfeited	(48,507)	122.40
Outstanding at December 31, 2021	809,145	$66.91

As of December 31, 2021, total unrecognized compensation expense related to service-based RSU and performance-based RSU awards that were deemed probable of vesting was approximately $36.6 million which is expected to be recognized over a weighted average of 3.1 years, which excludes 134,000 shares of unvested performance-based RSUs that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $13.9 million.

Stock Options

Stock options, including service-based and performance-based awards, were granted under the LTIP Plan.  The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements' satisfaction or achieving certain performance targets.  The Company accounts for forfeitures when they occur.

The following table summarizes stock option activity as of December 31, 2021, and changes during the year ended December 31, 2021, under the LTIP Plan and standalone option agreements:

	Number of Options	Weighted- Average Price
Outstanding at January 1, 2021	4,306,269	$79.47
Granted	1,008,879	120.97
Exercised	(234,216)	39.05
Forfeited	(284,626)	127.43
Expired	(53,126)	199.82
Outstanding at December 31, 2021	4,743,180	$86.06
Exercisable at December 31, 2021	2,874,424	$56.21

As of December 31, 2021, total unrecognized compensation expense of $95.1 million related to stock options is expected to be recognized over a weighted average of 2.79 years, which excludes the unvested performance-based stock options that were deemed not probable of vesting as of December 31, 2021, constituting 467,850 shares with unrecognized stock-based compensation expense of $47.6 million.

At December 31, 2021, 4,743,180 stock options are fully vested or are expected to vest and have a weighted-average outstanding term of 7.0 years and a weighted-average exercise price of $86.06. Exercisable stock options have a weighted-average outstanding term of 6.1 years.

The total intrinsic value (the difference between market value and exercise prices of in-the-money options) of all outstanding options at December 31, 2021, 2020, and 2019, was $8.6 million, $269.4 million, and $659.3 million, respectively.  The total intrinsic value of exercisable options at December 31, 2021, 2020, and 2019, was $8.6 million, $185.7 million, and $305.0 million, respectively.  In 2021, 2020, and 2019, 234,216, 616,585, and 707,849 options were exercised, respectively.  The total intrinsic value of options exercised was $21.2 million, $68.6 million and $79.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.  For the year ended December 31, 2021 we received $9.1 million in cash from stock option exercises.

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

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31
	2021	2020	2019
Dividend yield	—%	—%	—%
Volatility	69.71%	73.46%	73.73%
Risk-free interest rate	0.69%	1.44%	2.18%
Expected term of options (in years)	5.65	5.86	6.23
Weighted average grant date fair value	$120.97	$196.96	$69.76

Expected volatility is based on the Company’s own historical volatility since its IPO and benchmarked public companies during fiscal years 2021, 2020 and 2019.  The risk-free interest rate, ranging from 0.09% to 1.31% during the year ended December 31, 2021, is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.  The expected term of options represents the weighted-average period of time that options granted are expected to be outstanding based on historical data.

14. Employee Benefit Plans

In 2010, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Code, which is a retirement savings plan covering substantially all of our U.S. employees (the Plan).  The Plan is administered under the “safe harbor” provision of ERISA.  Under the Plan, an eligible employee may elect to contribute a percentage of their salary on a pre-tax basis, subject to federal statutory limitations.  Beginning in January 2019, the Company implemented a discretionary employer matching contribution of $1.00 for every $1.00 contributed by a participating employee up to $6,000 and $5,000 annually in 2021 and 2020, respectively, which such matching contributions become fully vested after four years of service.  The Company recorded expense of $1.7 million, $1.1 million and $0.4 million for the twelve months ended December 31, 2021, 2020, and 2019 respectively, which includes the Company’s contributions and administrative costs.

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

Patel Litigation

On October 15, 2020, Toshif Patel filed a complaint for alleged violation of federal securities laws against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Eastern District of Texas.  The complaint purported to bring a federal securities class action on behalf of a class of persons who acquired the Company’s common stock between October 15, 2019 and August 7, 2020.  The complaint alleged, among other things, that the defendants made false and misleading statements regarding the sufficiency of its MOXIe Part 2 study results to support a single study marketing approval of omaveloxolone for the treatment of FA in the United States.  On September 27, 2021, the plaintiff voluntarily dismissed the case.

Bardoxolone Securities Litigation

Four putative stockholders of the Company have filed complaints for alleged violations of the federal securities laws against the Company and certain of its executives, including its Chief Executive Officer, its Chief Operating Officer and Chief Financial Officer, and its Chief Innovation Officer (in one of the suits).  The complaints, three of which were filed in the United States District Court for the Eastern District of Texas, and one of which was filed the District of New Jersey, allege, among other things, that the defendants made false and misleading statements regarding the sufficiency of the Phase 3 CARDINAL study to support an NDA for bardoxolone as treatment for chronic kidney disease caused by Alport syndrome, and the Company’s interactions with the FDA concerning the study.  The complaints filed in the United States District Court for the Eastern District of Texas, were filed on December 20, 2021, January 7, 2022, and January 20, 2022, and the complaint filed in the District of New Jersey was filed on February 18, 2022.  The plaintiffs seek, among other things, a class action designation, an award of damages, and costs and expenses, including counsel fees and expert fees.  The Company currently expects all of the cases to be consolidated and for a single, consolidated, amended complaint to be filed in the future.

The Company believes that the allegations contained in the complaints are without merit and intends to defend the cases.  The Company cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom.

Indemnifications

ASC 460, Guarantees, requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal.  Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2021.

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

16. Net Loss per Share

The computation of basic and diluted net loss income per share attributable to common stockholders of the Company for the years ended December 31 is summarized in the following table:

	Years Ended December 31
	2021	2020	2019
Numerator
Net loss (in thousands)	$(297,386)	$(247,752)	$(290,170)
Denominator
Weighted-average number of common shares used in net loss per share — basic	36,321,351	33,709,480	30,414,203
Dilutive potential common shares	—	—	—
Weighted-average number of common shares used in net loss per share — diluted	36,321,351	33,709,480	30,414,203
Net loss per share — basic	$(8.19)	$(7.35)	$(9.54)
Net loss per share — diluted	$(8.19)	$(7.35)	$(9.54)

The number of weighted average options and RSUs that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 5,552,325, 4,414,820, and 4,088,949 shares for the years ended 2021, 2020, and 2019, respectively.

17. Subsequent Events

On January 3, 2022, the Company awarded 985,531 options to purchase shares of common stock which are time-based awards, vesting over four years. In addition, the Company awarded 493,003 RSUs, vesting over four years and 30,000 performance-based stock options and 15,000 performance-based RSU awards, vesting over approximately four years, upon meeting performance conditions.

On January 7, 2022, January 20, 2022 and February 18, 2022, three putative stockholders of the Company filed complaints for alleged violation of the federal securities laws against the Company. See Note 15, Commitments and Contingencies of Notes to Consolidated Financial Statements for a description of these litigations.

On February 4, 2022, the Company extended the lease for the office and laboratory space in Irving, Texas, to extend until October 31, 2024, with an option to extend for a fixed twelve-month period.

We received a complete response letter (CRL) from the FDA in February 2022 with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome.  We will continue to work with the FDA to confirm our next steps on our Alport syndrome program.