Form 10-Q
period 2022-06-30
REATA PHARMACEUTICALS INC
filed 2022-08-08
CIK 1358762

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 31,583,211 shares of Class A common stock, $0.001 par value per share, and 4,913,348 shares of Class B common stock, $0.001 par value per share, outstanding.

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

Abbreviated Term	Defined Term
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
ADL	Activities of Daily Living
AE	Adverse event
ALS	Amyotrophic lateral sclerosis
ATP	Adenosine triphosphate
bardoxolone	Bardoxolone methyl
BXLS	Blackstone Life Sciences, LLC
CKD	Chronic kidney disease
CMC	Chemistry manufacturing controls
COVID-19	Coronavirus disease
CRL	Complete Response Letter
CRO	Contract research organization
DPNP	Diabetic peripheral neuropathic pain
eGFR	Estimated glomerular filtration rate
EMA	European Medicines Agency
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA-COMS	Clinical Outcome Measures in Friedreich’s ataxia
FDA	United States Food and Drug Administration
FXN	Frataxin
GFR	Glomerular filtration rate
GGT	Gamma-glutamyl transferase
Kyowa Kirin	Kyowa Kirin Co., Ltd.
LTIP Plan	Second Amended and Restated Long Term Incentive Plan
MAA	Marketing Authorization Application
mFARS	Modified Friedreich’s Ataxia Rating Scale
MMRM	Mixed Model Repeated Measures
NDA	New Drug Application
PGIC	Patient global impression of change
PK	Pharmacokinetic
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$147,154	$590,258
Marketable debt securities	334,317	—
Prepaid expenses and other current assets	9,739	6,217
Total current assets	491,210	596,475
Property and equipment, net	11,033	11,604
Operating lease right-of-use-assets	129,159	126,777
Other assets	147	160
Total assets	$631,549	$735,016
Liabilities and stockholders’ equity
Accounts payable	$7,754	$13,505
Accrued direct research liabilities	14,231	14,249
Other current liabilities	16,121	21,450
Operating lease liabilities, current	8,219	3,142
Deferred revenue	—	1,648
Total current liabilities	46,325	53,994
Other long-term liabilities	5	—
Operating lease liabilities, noncurrent	134,293	132,891
Liability related to sale of future royalties, net	382,290	362,142
Total noncurrent liabilities	516,588	495,033
Commitments and contingencies
Stockholders’ equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 31,572,894 and 31,478,197 at June 30, 2022 and December 31, 2021, respectively	32	31
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 4,913,348 and 4,919,249 at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	1,471,627	1,441,584
Accumulated deficit	(1,403,028)	(1,255,631)
Total stockholders’ equity	68,636	185,989
Total liabilities and stockholders’ equity	$631,549	$735,016

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Collaboration revenue
License and milestone	$754	$803	$1,648	$1,598
Other revenue	8	1,418	29	1,568
Total collaboration revenue	762	2,221	1,677	3,166
Expenses
Research and development	39,331	40,066	79,136	74,946
General and administrative	25,143	21,998	49,984	42,703
Depreciation	273	287	581	561
Total expenses	64,747	62,351	129,701	118,210
Other income (expense), net	(9,571)	(13,223)	(19,343)	(25,780)
Loss before taxes on income	(73,556)	(73,353)	(147,367)	(140,824)
Benefit from (provision for) taxes on income	1	653	(30)	669
Net loss	$(73,555)	$(72,700)	$(147,397)	$(140,155)
Net loss per share—basic and diluted	$(2.02)	$(2.00)	$(4.04)	$(3.87)
Weighted-average number of common shares used in net loss per share basic and diluted	36,467,802	36,299,735	36,440,364	36,251,948

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Three Months Ended June 30, 2022
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	31,525,514	$31	4,919,249	$5	$1,457,222	$(1,329,473)	$127,785
Net loss	—	—	—	—	—	(73,555)	(73,555)
Compensation expense related to stock options	—	—	—	—	13,864	—	13,864
Exercise of options	2,336	—	20,649	—	541	—	541
Issuance of common stock upon vesting of restricted stock units	16,963	1	1,531	—	—	—	1
Conversion of common stock Class B to Class A	28,081	—	(28,081)	—	—	—	—
Balance at June 30, 2022	31,572,894	$32	4,913,348	$5	$1,471,627	$(1,403,028)	$68,636

	Six Months Ended June 30, 2022
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	31,478,197	$31	4,919,249	$5	$1,441,584	$(1,255,631)	$185,989
Net loss	—	—	—	—	—	(147,397)	(147,397)
Compensation expense related to stock options	—	—	—	—	29,308	—	29,308
Exercise of options	2,336	—	30,024	—	735	—	735
Issuance of common stock upon vesting of restricted stock units	52,070	1	4,366	—	—	—	1
Conversion of common stock Class B to Class A	40,291	—	(40,291)	—	—	—	—
Balance at June 30, 2022	31,572,894	$32	4,913,348	$5	$1,471,627	$(1,403,028)	$68,636

	Three Months Ended June 30, 2021
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	31,360,256	$31	4,909,554	$5	$1,394,997	$(1,025,700)	$369,333
Net loss	—	—	—	—	—	(72,700)	(72,700)
Compensation expense related to stock options	—	—	—	—	13,244	—	13,244
Exercise of options	—	—	106,818	—	3,952	—	3,952
Issuance of common stock upon vesting of restricted stock units			2,180	—	—	—	—
Conversion of common stock Class B to Class A	94,073	—	(94,073)	—	—	—	—
Balance at June 30, 2021	31,454,329	$31	4,924,479	$5	$1,412,193	$(1,098,400)	$313,829

	Six Months Ended June 30, 2021
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	31,109,154	$31	5,044,931	$5	$1,375,640	$(958,245)	$417,431
Net loss	—	—	—	—	—	(140,155)	(140,155)
Compensation expense related to stock options	—	—	—	—	27,923	—	27,923
Exercise of options	—	—	219,241	—	8,630	—	8,630
Conversion of common stock Class B to Class A	—	—	5,482	—	—	—	—
Issuance of Common Stock	345,175	—	(345,175)		—		—
Balance at June 30, 2021	31,454,329	$31	4,924,479	$5	$1,412,193	$(1,098,400)	$313,829

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2022	2021
Operating activities
Net loss	$(147,397)	$(140,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	581	561
Amortization of debt issuance costs and imputed interest	—	3,487
Non-cash interest expense on liability related to sale of future royalty	20,148	22,354
Stock-based compensation expense	29,308	27,923
Amortization of discount (premium) on marketable debt securities	(347)	—
Changes in operating assets and liabilities:
Income tax receivable and payable	—	22,228
Prepaid expenses, other current assets and other assets	(3,496)	(4,995)
Accounts payable	(5,756)	3,550
Accrued direct research, other current and long-term liabilities	(5,133)	(3,966)
Operating lease obligations	6,433	—
Deferred revenue	(1,648)	(1,598)
Net cash used in operating activities	(107,307)	(70,611)
Investing activities
Purchases of property and equipment	(2,562)	(462)
Purchases of marketable securities	(333,970)	—
Net cash used in investing activities	(336,532)	(462)
Financing activities
Exercise of options	735	8,630
Net cash provided by financing activities	735	8,630
Net decrease in cash and cash equivalents	(443,104)	(62,443)
Cash and cash equivalents at beginning of year	590,258	818,150
Cash and cash equivalents at end of period	$147,154	$755,707
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,885	$—
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$55	$—
Acquisition of property and equipment through tenant improvement allowance	$—	$3,625

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Investments in Marketable Securities and Cash Equivalents

The Company invests excess cash balances in marketable debt securities and classifies its investments as held-to-maturity on facts and circumstances present at the time the Company purchased the securities. At each balance sheet date presented, the Company classified all of its investments in debt securities as held-to maturity and as current assets as they represent the investment of funds available for current operations.

The Company’s marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable debt securities if the original maturity, from the date of purchase, is in excess of 90 days. The carrying amount of cash equivalents approximate fair value. As of June 30, 2022 and December 31, 2021, cash and cash equivalents comprise funds in cash, money market accounts, and treasury securities. For the marketable debt securities, the Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources and for our marketable debt securities, the Company confirms those securities are trading in active markets.

The Company considers all available evidence to evaluate if an impairment loss exists, and if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss. The Company did not record any impairment charges related to our marketable debt securities during the six months ended June 30, 2022.

3. Collaboration Agreements

Subsequent to the 2019 reacquisition of certain rights originally licensed to AbbVie Inc. (AbbVie) (see “AbbVie,” below), the Company’s collaboration revenue and deferred revenue have been generated primarily from licensing fees and reimbursements for expenses received under our exclusive license with Kyowa Kirin (the Kyowa Kirin Agreement).

Kyowa Kirin

In December 2009, the Company entered into an exclusive license with Kyowa Kirin to develop and commercialize bardoxolone in the licensed territory. The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $35.0 million and additional development and commercial milestone payments. As of June 30, 2022, the Company has received $50.0 million related to regulatory development milestone payments from Kyowa Kirin and has the potential in the future to achieve another $47.0 million from regulatory milestones and $140.0 million from commercial milestones. The Company also has the potential to achieve tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by Kyowa Kirin in the licensed territory. The Company is participating on a joint steering committee with Kyowa Kirin to oversee the development and commercialization activities related to bardoxolone. Any future milestones and royalties received are subject to mid to lower single digit percent declining tiered commissions to certain consultants as compensation for negotiations of the Kyowa Kirin Agreement.

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

On July 27, 2021, Kyowa Kirin submitted a New Drug Application (NDA) in Japan to the Ministry of Health, Labour and Welfare for bardoxolone for improvement of renal function in patients with Alport syndrome. Based on this submission, the Company earned a $5.0 million milestone payment, variable consideration previously considered constrained, under the Kyowa Kirin Agreement. As a result, the Company recorded $4.7 million in collaboration revenue, a cumulative catch-up for the portion of this milestone that was satisfied in prior periods, and $0.3 million in deferred revenue that will be recognized over the remaining performance obligation period. Under the Kyowa Kirin Agreement, we will not recognize any deferred revenue subsequent to June 30, 2022.

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

The Company recognized interest expense related to the Reacquisition Agreement of approximately $1.7 million, during the six months ended June 30, 2021. As of June 30, 2022, the Company has fully satisfied its payable to AbbVie, therefore no interest expense was recognized for the three and six months ended June 30, 2022.

4. Liability Related to Sale of Future Royalties

On June 24, 2020, the Company closed on the Development and Commercialization Funding Agreement with an affiliate of Blackstone Life Sciences, LLC (BXLS), which provides funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease (ADPKD), and certain other rare CKD indications in return for future royalties (the Development Agreement). The Development Agreement includes a $300.0 million payment by an affiliate of BXLS in return for various percentage royalty payments on worldwide net sales of bardoxolone, once approved in the United States or certain specified European countries, by Reata and its licensees, other than Kyowa Kirin. The royalty percentage will initially be in the mid-single digits and, in future years, can vary between higher-mid single digit percentages to low-single digit percentages depending on various milestones, including indication approval dates, cumulative royalty payments, and cumulative net sales. Pursuant to the Development Agreement, we have granted BXLS a security interest in substantially all of our assets. After a bardoxolone product approval has been obtained by the Company, the Company is obligated to make certain minimum cumulative payment amounts in 2025 through 2033, but only until BXLS has achieved a certain internal rate of return targets.

In addition, concurrent with the Development Agreement, the Company entered into a common stock purchase agreement (the Purchase Agreement) with affiliates of BXLS to sell an aggregate of 340,793 shares of the Company’s Class A common stock at $146.72 per share for a total of $50.0 million.

The Company concluded that there were two units of accounting for the consideration received, comprised of the liability related to the sale of future royalties and the common shares. The Company allocated the $300.0 million from the Development Agreement and $50.0 million from the Purchase Agreement between the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $294.5 million, which includes $0.8 million in transaction costs incurred, in transaction consideration to the liability, and $55.5 million to the common shares. The Company determined the fair value of the common shares based on the closing stock price on the June 24, 2020, the closing date of the Development Agreement. The effective interest rate under the Development Agreement, including transaction costs, is approximately 13.8%. During the prior quarter, the Company reassessed the expected royalty payments and lowered our previous estimate of future sales for which royalties will be paid. Accordingly, we have prospectively adjusted and recognized lower non-cash interest expense using a 10.9% effective interest rate, as of June 30, 2022.

The following table shows the activity within the liability related to sale of future royalties for the six months ended June 30, 2022:

Liability Related to Sale of Future Royalties
(in thousands)
Balance at December 31, 2021	$362,928
Non-cash interest expense recognized	20,115
Balance at June 30, 2022	383,043
Less: Unamortized transaction cost	(753)
Carrying value at June 30, 2022	$382,290

5. Marketable Debt Securities

During the quarter ended June 30, 2022, the Company invested its excess cash balances in marketable debt securities and, at each balance sheet date presented, the Company classified all of its investments in debt securities as held to maturity and as current assets as they mature within 12 months and represent the investment of funds available for current operations.

The following tables summarize our marketable debt securities (in thousands), as of June 30, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (1)
Marketable debt securities:
U.S. treasury securities	334,317	—	(542)	333,775
Total	$334,317	$-	$(542)	$333,775

(1) The fair value was determined using the three-tier fair value hierarchy for disclosure in accordance with Accounting Standards Codification 820-10. The Company's investments in marketable securities are classified within Level 2 of the fair value hierarchy. The Company uses quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trades of or quotes on the same or similar securities. The Company does not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.

6. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
	(in thousands)
Other income (expense), net
Investment income	$786	$13	$918	$93
Interest expense	—	(1,773)	—	(3,487)
Non-cash interest expense on liability related to sale of future royalty	(10,277)	(11,429)	(20,148)	(22,354)
Other income (expense)	(80)	(34)	(113)	(32)
Total other income (expense), net	$(9,571)	$(13,223)	$(19,343)	$(25,780)

Investment Income

Interest income consists primarily of interest generated from our cash and cash equivalents and marketable debt securities.

Interest Expense

Interest expense consists primarily of the imputed interest from the amount due to AbbVie under the Reacquisition Agreement.

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

On February 4, 2022, the Company extended the lease for the office and laboratory space in Irving, Texas, to October 31, 2024, with an option to extend for a fixed 12-month period.

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

For the six months ended June 30, 2022, the Company paid $2.1 million for amounts included in the measurement of lease liabilities. During the three and six months ended June 30, 2022, the Company recorded total rent expense of $4.3 million and $8.6 million, respectively. During the three and six months ended June 30, 2021, the Company recorded operating lease expense of $0.8 million and $1.6 million, respectively.

Supplemental balance sheet and other information related to the Company’s operating leases is as follows:

	As of June 30,
	2022	2021
Weighted-average remaining lease term (in years)	15.6	1.3
Weighted-average discount rate	6.5%	8.1%

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of June 30, 2022
(in thousands)
2022 (remaining six months)	$8,395
2023 (1)	10,638
2024	7,427
2025	13,737
Thereafter	196,049
Total lease payments (1)	236,246
Less: Imputed interest	(93,734)
Present value of lease liabilities	$142,512

(1) Above table assumes one year rent abatement is applied beginning in June 2023 following United States Food and Drug Administration (FDA) approval of omaveloxolone.

8. Income Taxes

The following table summarizes income tax benefit expense and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
	(in thousands, except for percentage data)
Benefit from (provision for) taxes on income	$1	$653	$(30)	$669
Effective income tax rate	0.0%	0.9%	0.0%	0.5%

The Company’s effective tax rate for the three months and six months ended June 30, 2022, varies with the statutory rate primarily due to changes in the valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences. The Company has recorded valuation allowances against the majority of its deferred tax assets as of June 30, 2022, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

9. Stock-Based Compensation

The following table summarizes time-based and performance-based stock compensation expense reflected in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
	(in thousands)
Research and development	$6,344	$5,263	$13,951	$12,071
General and administrative	7,520	7,981	15,357	15,852
Total stock compensation expense	$13,864	$13,244	$29,308	$27,923

Restricted Stock Units (RSUs)

The following table summarizes RSU activity as of June 30, 2022, under the Second Amended and Restated Long Term Incentive Plan (LTIP Plan):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	809,145	$66.91
Granted	624,479	27.75
Vested	(56,436)	95.89
Forfeited	(173,904)	58.30
Outstanding at June 30, 2022	1,203,284	$46.52

As of June 30, 2022, total unrecognized compensation expense related to RSU and performance-based RSU awards that were deemed probable of vesting was approximately $36.6 million, which excludes 148,500 shares of unvested performance-based RSUs that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $13.7 million.

Stock Options

The following table summarizes stock option activity as of June 30, 2022, under the LTIP Plan and standalone option agreements:

	Number of Options	Weighted- Average Price
Outstanding at January 1, 2022	4,743,180	$86.06
Granted	1,419,422	28.23
Exercised	(32,360)	22.73
Forfeited	(352,086)	101.49
Expired	(85,061)	142.08
Outstanding at June 30, 2022	5,693,095	$70.21
Exercisable at June 30, 2022	3,134,238	$59.54

As of June 30, 2022, total unrecognized compensation expense related to stock options was approximately $76.3 million, which excludes 553,200 shares of unvested performance-based stock options that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $47.6 million.

The total intrinsic value of all outstanding options and exercisable options as of June 30, 2022 was $18.3 million and $15.1 million, respectively.

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 6,896,379 and 4,685,620 shares as of June 30, 2022 and 2021, respectively.

10. Employee Benefit Plans

In 2010, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees (the Plan). The Plan is administered under the “safe harbor” provision of ERISA. Under the Plan, an eligible employee may elect to contribute a percentage of their salary on a pre-tax basis, subject to federal statutory limitations. Beginning in January 2019, the Company implemented a discretionary employer matching contribution of $1.00 for every $1.00 contributed by a participating employee up to $7,000 and $6,000 annually in 2022 and 2021, respectively, which such matching contributions become fully vested after four years of service. The Company recorded expense of $0.3 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively, which includes the Company’s contributions and administrative costs.

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

Bardoxolone Securities Litigation

In late 2021 and early 2022, certain putative stockholders of the Company filed complaints in the United States District Court for the Eastern District of Texas alleging violations of the federal securities laws against the Company and certain of its executives, including its Chief Executive Officer; its Chief Operating Officer, Chief Financial Officer, and President; and its Chief Innovation Officer (in one of the suits). On April 22, 2022, the suits were consolidated and a lead plaintiff was appointed. On June 21, 2022, the lead plaintiff filed a complaint against the Company, the aforementioned executives, certain current and former member of the Company’s Board of Directors, and underwriters in connection with secondary offerings of Company stock in 2019 and 2020. The complaint alleges, among other things, that the Company made false and misleading statements regarding the sufficiency of the Phase 2 and Phase 3 CARDINAL studies to support an NDA for bardoxolone in the treatment of CKD caused by Alport syndrome, and the Company’s interactions with the FDA concerning potential approval for bardoxolone. The complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Exchange Act). The plaintiffs seek, among other things, a class action designation, an award of damages, and costs and expenses, including attorney fees and expert fees. The Company believes that the allegations contained in the complaint are without merit and intends to defend the case. The Company cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.

Derivative Lawsuit

An alleged stockholder of the Company filed a derivative action in the Court of Chancery of the State of Delaware against certain current and former directors of the Company and naming the Company as a nominal defendant. The plaintiff asserts claims in the complaint of breach of fiduciary duty and unjust enrichment concerning the alleged payment of excessive compensation to the non-employee directors of the Company between fiscal years 2019 and 2021. The plaintiff seeks, among other things, an order awarding damages and costs and expenses, including attorneys and expert fees, and directing the Board of Directors to reform and improve its corporate governance and internal procedures relating to the award of non-employee director compensation.

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

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2022.

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

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better. We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies. Our lead programs are omaveloxolone in Friedreich’s ataxia and bardoxolone in rare forms of CKD. Both of our lead product candidates activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation. Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe omaveloxolone, bardoxolone, and our next-generation Nrf2 activators have many potential clinical applications. We possess exclusive, worldwide rights to develop, manufacture, and commercialize omaveloxolone, bardoxolone, and our next-generation Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin. In addition, we are developing RTA 901, the lead product candidate from our Hsp90 modulator program, in neurological indications. We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

Recent Key Developments

Omaveloxolone for Friedreich’s Ataxia

The U.S. Food and Drug Administration (FDA) has granted Fast Track Designation, Orphan Drug Designation, and Rare Pediatric Disease Designation to omaveloxolone for the treatment of Friedreich’s ataxia. In March 2022, we completed rolling submission of an NDA to the FDA for omaveloxolone for the treatment of patients with Friedreich’s ataxia. In May 2022, the FDA accepted our NDA for filing and granted Priority Review. We recently completed a mid-cycle communication meeting with the FDA and submitted additional data and analyses to the FDA. See “Programs in Neurological Diseases – Omaveloxolone in Patients with Friedreich’s Ataxia – Regulatory Guidance and Regulatory Interactions in the U.S.” below.

The FDA advised us that it is planning to hold an advisory committee meeting to discuss the application. The Prescription Drug User Fee Act (PDUFA) date, the FDA action date for the application, is scheduled for November 30, 2022.

We are continuing to complete the regulatory procedures and submissions required prior to filing a Marketing Authorization Application (MAA) in Europe for approval of omaveloxolone for the treatment of patients with Friedreich’s ataxia. We have received a positive opinion from the Pediatric Committee on our Pediatric Investigation Plan with a commitment to seek scientific advice for additional input on the protocol design, and we also received European Medicines Agency (EMA) Follow-Up Protocol Assistance feedback regarding our nonclinical and chemistry manufacturing controls (CMC) programs. The EMA feedback indicated that there were no identified impediments to our planned MAA submission and included agreement that certain nonclinical studies, including 2-year carcinogenicity study data, may be submitted after approval. We plan to submit an MAA to the EMA for omaveloxolone in the fourth quarter of 2022.

RTA 901 for Neurological Indications, Including Diabetic Peripheral Neuropathic Pain

In the first quarter of 2022, we initiated additional Phase 1 clinical pharmacology studies of RTA 901, including a drug-drug interaction study which has been fully enrolled. Following completion of these Phase 1 studies, we plan to initiate a randomized, double-blind placebo-controlled Phase 2 trial of RTA 901 in diabetic patients with peripheral neuropathic pain in the fourth quarter of 2022.

Bardoxolone in Patients with CKD Caused by Alport Syndrome

We received a Complete Response Letter (CRL) from the FDA in February 2022 with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. The CRL indicated the FDA cannot approve the NDA in its present form. We have recently requested a Type C meeting to discuss the program and continue to work with the FDA to confirm our next steps on our Alport syndrome program.

In October 2021, we submitted an MAA to the EMA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. In the first quarter of 2022, we received the 120-day list of questions from the EMA. We are in the process of preparing our responses. We previously requested a 90-day extension for our responses which was granted by the EMA. We plan to submit additional long term extension data from the ongoing EAGLE trial to address the comments and questions raised by the EMA and have been granted a further 30-day extension to complete our responses.

Bardoxolone in Patients with Autosomal Dominant Polycystic Kidney Disease (ADPKD)

We are currently enrolling patients in FALCON, a Phase 3, international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD, randomized one-to-one to active drug or placebo. FALCON is enrolling 850 patients in a broad range of ages with an estimated glomerular filtration rate (eGFR) between 30 and 90 mL/min/1.73 m2. The primary endpoint is eGFR change from baseline at Week 108 (8 weeks after planned drug discontinuation at Week 100). More than 580 patients are currently enrolled in the trial.

Background: Our Programs

The following chart outlines each of our programs by indication and phase of development:

1NDA accepted for filing in May 2022, granted Priority Review, and assigned a PDUFA date of November 30, 2022.

2DPNP: Diabetic peripheral neuropathic pain.

3On February 25, 2022, we received a CRL from the FDA. We have recently requested a Type C meeting to discuss the program and continue to work with the FDA to confirm our next steps on our Alport syndrome program. MAA in the European Union is under review.

4AYAME trial conducted in Japan by our strategic collaborator in CKD, Kyowa Kirin. Kyowa Kirin expects the last patient visit to occur in the second half of 2022.

5Based on the outcome of AYAME and FALCON trials, and our discussions with the FDA regarding the bardoxolone program, we will decide future development plans for bardoxolone in additional forms of CKD.

Programs in Neurological Diseases

We are developing omaveloxolone for the treatment of patients with Friedreich’s ataxia, an inherited, debilitating, and degenerative neuromuscular disorder that is usually diagnosed during adolescence and can ultimately lead to premature death. In May 2022, the FDA accepted for filing our NDA for omaveloxolone for the treatment of patients with Friedreich’s ataxia and granted Priority Review.

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

Omaveloxolone in Patients with Friedreich’s Ataxia

Patients with Friedreich’s ataxia experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progress to motor incapacitation and wheelchair reliance. Based on literature and proprietary research, we believe Friedreich’s ataxia affects approximately 5,000 children and adults in the United States and 22,000 individuals globally. According to data provided by IQVIA in 2020, there are approximately 4,000 projected patients diagnosed with Friedreich’s ataxia in the United States. The FDA has granted Orphan Drug Designation, Fast Track Designation, and Rare Pediatric Disease Designation to omaveloxolone for the treatment of Friedreich’s ataxia. The European Commission has granted Orphan Drug Designation in Europe to omaveloxolone for the treatment of Friedreich’s ataxia.

Diagnosis of Friedreich’s ataxia typically occurs by genetic testing, and most people in the United States with Friedreich’s ataxia are diagnosed in their teens and early twenties. Patients with Friedreich’s ataxia experience progressive loss of coordination, muscle weakness, and fatigue that commonly results in motor incapacitation, with patients requiring a wheelchair in their twenties. The mean age of death for patients with Friedreich’s ataxia is in the mid-thirties. Childhood-onset Friedreich’s ataxia can occur as early as age five, is more common than later-onset Friedreich’s ataxia, and normally involves more rapid disease progression. Currently, there are no approved therapies for the treatment of Friedreich’s ataxia.

MOXIe Part 2 Trial Results

Part 2 of our Phase 2 trial, called MOXIe (MOXIe Part 2), was an international, multi-center, double-blind, placebo-controlled, randomized, registrational trial that enrolled 103 patients with Friedreich’s ataxia at 11 trial sites in the United States, Europe, and Australia. MOXIe Part 2 was one of the largest global, interventional trials ever completed in Friedreich’s ataxia. Patients were randomized one-to-one to omaveloxolone or placebo. MOXIe Part 2 was completed in October 2019. The primary analysis population excluded patients with severe pes cavus (n=82), a musculoskeletal foot deformity that may interfere with the patient’s ability to perform some components of the neurological exam used to score the primary endpoint of the trial. Safety analyses were evaluated in the all-randomized population (n=103).

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

In MOXIe Part 2, the overall rate of serious adverse events (SAEs) was low, with five patients in the omaveloxolone group and three patients in the placebo group reporting SAEs. No new safety signals were identified, and the reported SAEs were sporadic and generally expected in Friedreich’s ataxia patients. In the patients who reported SAEs while receiving omaveloxolone, none led to discontinuation.

MOXIe Extension Trial

The open-label MOXIe Extension trial is ongoing and enrolled a total of 149 patients (57 patients from MOXIe Part 1 and 92 patients from MOXIe Part 2). A total of 73 out of 75 (97%) patients without severe pes cavus who completed MOXIe Part 2 were enrolled in the MOXIe Extension, including 39 patients previously randomized to placebo (the placebo-to-omaveloxolone group) and 34 patients previously randomized to omaveloxolone (the omaveloxolone-to-omaveloxolone group). Due to the COVID-19 pandemic, not all patients had mFARS assessments performed at each time point. The ongoing safety review of the MOXIe Extension trial has not identified any new safety signals, including cardiovascular safety.

Delayed-Start Analysis Results from August 2021 Data Cut-Off (Used in Clinical Modules of NDA submission)

The intent of the post-hoc Delayed-Start Analysis is to evaluate whether omaveloxolone has a persistent effect on Friedreich’s ataxia disease course. Conceptually, this analysis evaluates whether the treatment effect that was observed in the placebo-controlled MOXIe Part 2 trial is maintained in the MOXIe Extension trial when all patients are receiving omaveloxolone. If the treatment effect is maintained between those originally randomized to placebo (the placebo-to-omaveloxolone group) versus those originally randomized to omaveloxolone (the omaveloxolone-to-omaveloxolone group), then it demonstrates evidence of a persistent effect on the course of the disease. If the treatment effect is not maintained, and the patients originally randomized to placebo are able to achieve the same absolute response and “catch up” to the patients initially randomized to omaveloxolone, the results are consistent with a symptomatic treatment that does not affect the underlying course of the disease.

Two timepoints were compared in the analysis. The first timepoint was at Week 48, the final week of treatment in the placebo-controlled MOXIe Part 2 trial. The second timepoint was at Week 72 of the open-label MOXIe Extension in which all patients received omaveloxolone. A non-inferiority test was used to evaluate if the difference in mFARS between groups observed at the first timepoint was maintained or non-inferior at the second timepoint. The analysis methods, including the specified non-inferiority margin, were based on literature (Liu-Seifert, 2015a, 2015b). When comparing treatment groups using this methodology, maintaining a negative difference between treatment groups in mFARS is evidence of a persistent treatment effect.

The Delayed-Start Analysis used in clinical modules in our initial NDA rolling submission for omaveloxolone was based on data from an August 2021 data cut-off. In this analysis 58 of 73 patients from MOXIe Part 2 without severe pes cavus who enrolled into MOXIe Extension had at least 72 weeks of exposure in MOXIe Extension, and 28 of these patients had at least 120 weeks of exposure in the MOXIe Extension.

Results of this analysis demonstrated that the between-group difference in mFARS observed at the end of the placebo-controlled MOXIe Part 2 period (least squares mean difference = -2.25 ± 1.07) was preserved at MOXIe Extension Week 72 in the delayed-start period (LS mean difference = -3.51 ± 1.45). Consistent with a persistent treatment effect on disease, the upper limit of the 90% confidence interval (CI) for the difference estimate was less than zero (-0.615), meeting the threshold for demonstrating significant evidence of non-inferiority.

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

Change from Baseline in mFARS (Patients without Severe Pes Cavus)

Many of the visits at Week 48 and Week 72 of the MOXIe Extension were scheduled during the initial peak of COVID-19 cases during Spring to Fall 2020. The mFARS assessment must be conducted in the clinic, and many in-clinic visits did not occur due to COVID-19 related travel restrictions and site closures during this period. Apart from the data at MOXIe Extension Week 48, parallel trajectories were seen in LS Mean mFARS change from baseline between the placebo-to-omaveloxolone group and the omaveloxolone-to-omaveloxolone group in the MOXIe Extension.

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

MOXIe Extension Annualized mFARS Change per Year (± SE)

Results from the Delayed-Start Analysis indicate a persistent omaveloxolone treatment effect on the disease course of Friedreich’s ataxia. Patients who received omaveloxolone during the double-blind MOXIe Part 2 had a benefit that could not be recovered by patients initially randomized to placebo who began omaveloxolone one year later in the MOXIe Extension. Notably, patients previously randomized to omaveloxolone in MOXIe Part 2 continued to show mean mFARS values that were similar to their original baseline after over three years of treatment.

Regulatory Guidance and Regulatory Interactions in the U.S.

Regulatory Guidance in the U.S. We are relying on section 115 of the Food and Drug Administration Modernization Act (FDAMA 115) and the December 2019 draft guidance thereunder from FDA on “Substantial Evidence of Effectiveness” as the basis for seeking approval of omaveloxolone in the U.S. The guidance provides that, if a sponsor has not conducted two adequate well-controlled studies, there are two alternative pathways to demonstrate substantial evidence of efficacy for drug approval; either:

(i)
a single adequate and well-controlled clinical study that has demonstrated a clinically meaningful and statistically very persuasive effect; or
(ii)
a single adequate and well-controlled clinical study plus confirmatory evidence.

Confirmatory evidence could include, for example, adequate and well-controlled clinical investigations in a related disease area, certain types of real world evidence such as extensive data on outcomes that provide further support for the lack of effect seen in the control group in the randomized trial, compelling mechanistic evidence in the setting of well-understood disease pathophysiology (e.g., pharmacodynamic data or compelling data from nonclinical testing), or well-documented natural history of the disease.

FDA may consider a number of factors when determining whether reliance on a single adequate and well-controlled clinical investigation plus confirmatory evidence is appropriate. These factors may include the persuasiveness of the single trial; the robustness of the confirmatory evidence; the seriousness of the disease, particularly where there is an unmet medical need; the size of the patient population; and whether it is ethical and practicable to conduct more than one adequate and well-controlled clinical investigation.

Regulatory Interactions Prior to NDA Acceptance. Following the announcement of the positive data from the MOXIe Part 2 study in October 2019, we met with the FDA in a Type C meeting in which the FDA provided us with guidance that it did not have any concerns with the reliability of the mFARS primary endpoint results in the MOXIe Part 2 study. Nevertheless, the FDA was not convinced that the MOXIe Part 2 results could support a single study approval without additional evidence that lends persuasiveness to the results. We believe their communication to us reflects their interpretation of the p-value, which while statistically significant, may not have met their threshold for a single study approval. This level of significance is challenging to generate in rare disease settings, such as Friedreich’s ataxia, since limited numbers of patients are available to enroll in clinical trials and they progress at a relatively slow rate over decades.

The FDA acknowledged the unmet need of patients with Friedreich’s ataxia, reiterated its commitment to facilitate the development of omaveloxolone within the constraints of the regulatory standards, and emphasized its willingness to consider all available options to meet the regulatory standards. In order to support a regulatory pathway of a single adequate and well-controlled clinical study plus confirmatory evidence for approval, we engaged with the FDA to determine what additional evidence they would consider to support an NDA submission and approval. The FDA subsequently requested a Delayed-Start Analysis.

During the first quarter of 2021, we submitted results from the Delayed-Start Analysis from a February 2021 data cut-off to the FDA as additional supporting evidence of effectiveness, and in May 2021 we received a communication from the FDA suggesting that, after a preliminary review of briefing materials for the Type C meeting, including the Delayed-Start Analysis, a pre-NDA meeting would be the most appropriate format for a discussion of the development program for omaveloxolone in Friedreich’s ataxia.

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

In November 2021, the FDA granted omaveloxolone Fast Track Designation for the treatment of Friedreich’s ataxia, providing eligibility for FDA programs such as Priority Review and rolling submission of the NDA, if relevant criteria are met. The FDA granted our request for a rolling submission, and, in March 2022, we completed submission of the NDA. In May 2022, the FDA accepted our NDA for filing and granted Priority Review Designation. The FDA advised us that it is planning to hold an advisory committee meeting to discuss the application. The PDUFA date is scheduled for November 30, 2022.

Recent Mid-Cycle Meeting Interactions. We recently completed a mid-cycle communication meeting with the FDA. The purpose of the mid-cycle communication meeting is for the FDA to provide the sponsor with an update of the status of the NDA review, including any issues identified. As is customary with the review of all NDAs, the FDA may identify other issues, and it may request additional information as it continues to review the NDA.

While we have not received formal minutes from the FDA, in the preliminary agenda for, and during, the mid-cycle communication meeting, the FDA stated that it has not identified any new significant issues but it continues to have concerns regarding the strength of the efficacy evidence. The FDA noted specific points of discussion for the meeting including:

•
the pivotal study, MOXIe Part 2, is not exceptionally persuasive and has only weak support from the secondary endpoints;
•
the significant reduction in the number of patients in the Extension phase of MOXIe at each time point makes it challenging to interpret the Delayed-Start Analysis; and
•
there is a lack of support from MOXIe Part 1 as no dose-response relationship was observed.

With respect to a potential label, the FDA requested additional justification or literature to support the relevance of proposed biomarkers (ferritin, gamma-glutamyl transferase (GGT), alanine aminotransferase (ALT), and aspartate aminotransferase (AST)) to Nrf2 activation and how that would correlate with treatment benefit in Friedreich’s ataxia patients.

The FDA did not identify any significant clinical safety issues. The FDA stated that the safety review is ongoing, and they are continuing to evaluate the cardiac safety of omaveloxolone in patients with Friedreich’s ataxia. They have not identified any other major safety concerns at this stage of their review.

During the mid-cycle meeting, we proposed to address their concerns in three ways. First, regarding the interpretability of the Delayed-Start Analysis, we noted that the reduction in number of patients was primarily due to missed visits due to the COVID-19 pandemic and not due to study discontinuations. We then presented updated results from the Delayed-Start Analysis using a March 2022 data cut-off, which contain new, later time points and increased numbers of patients at later time points than the prior analysis. The FDA acknowledged these data and agreed that we could submit the updated data in a subsequent submission. See “Results from March 2022 Data Cut-Off of Delayed-Start Analysis of the MOXIe Extension” below.

Second, we proposed to submit a new propensity-matched matched analysis of MOXIe Extension data using the largest, most robust Friedreich’s ataxia natural history study to provide additional clinical data that could be considered confirmatory evidence. We noted that in the FDA’s draft guidance on Substantial Evidence of Effectiveness that confirmatory evidence could include comparison to reliable, systematically collected and well documented natural history of patients with the disease, especially when the natural history is well defined, the external control population is similar to the treated population, and standard of care and concomitant treatments are not substantially different. We described how Friedreich’s ataxia meets all of these criteria. The FDA acknowledged and agreed to allow us to submit a propensity score-matched comparison of the progression in mFARS of subjects in the Clinical Outcome Measures in Friedreich’s ataxia (FA-COMS) natural history study to the patients in our MOXIe Extension study (the Propensity-Matched Analysis). See “Post Hoc Propensity-Matched Analysis of MOXIe Extension” below.

Third, we discussed an additional NDA amendment containing compelling mechanistic evidence in the setting of Friedreich’s ataxia’s well-understood disease pathophysiology, which could also serve as confirmatory evidence. Friedreich’s ataxia is caused by genetic mutations in the frataxin gene that result in insufficient amounts of functional frataxin protein. At the cellular level, this deficiency is associated with impaired mitochondrial energy production, which correlates with impaired neurologic function as measured by mFARS scores in FA patients. Substantial evidence demonstrates that Nrf2 levels and activity are suppressed in FA, and suppressed Nrf2 activity directly contributes to the pathophysiology of FA. Omaveloxolone induces Nrf2, which coordinates the expression of several enzymes and the production of key cofactors that increase mitochondrial energy production. Data from MOXIe Part 2 showed an association between omaveloxolone-induced Nrf2 activity and measures of neurological function, with larger increases in Nrf2 target levels associated with larger improvements in mFARS scores. The FDA also acknowledged this information and agreed that we could submit additional mechanistic evidence that could serve as confirmatory evidence.

In this context, we also addressed the mid-cycle meeting comment about the lack of a dose-response relationship in MOXIe Part 1. We noted that, based on the small size and short duration of MOXIe Part 1, it was not intended to demonstrate definitive efficacy. However, the study did demonstrate dose-dependent increases in Nrf2 target proteins.

Post-Mid-Cycle Meeting Submissions. Since the mid-cycle communication meeting, we have subsequently submitted the following additional data and analyses to the FDA as NDA updates and amendments.

1.
Updated data from the long-term MOXIe Extension trial to a data cut-off of March 2022 to address the interpretability of the Delayed-Start Analysis.

2.
A propensity score-matched comparison of the progression in mFARS of subjects in the Clinical Outcome Measures in Friedreich’s ataxia (FA-COMS) natural history study to the patients in our MOXIe Extension study (the Propensity-Matched Analysis).
3.
Mechanism of action data validating Nrf2, the target of omaveloxolone, as a key protein in the pathophysiology of Friedreich’s ataxia and clinical biomarker data showing that induction of Nrf2 target proteins in omaveloxolone-treated patients in the MOXIe Part 2 trial was associated with improvements in mFARS scores.

A detailed description of each of these submissions is included below.

Recently, we identified a specific data entry error in certain mFARS assessments at one of the MOXIe trial sites. We have determined that these errors had a negligible impact on the results of MOXIe Part 2, the Delayed-Start Analysis, and the Propensity-Matched Analysis. We have submitted a report to the FDA explaining the issue and the negligible impact on the studies.

The FDA may elect not to review data submitted in the new submissions or to delay the NDA review process and PDUFA date in response to any of these new submissions or any other issues the FDA identifies.

Results from March 2022 Data Cut-Off of Delayed-Start Analysis of the MOXIe Extension (Recently Submitted to FDA)

We recently submitted an update to the Delayed-Start Analysis to the FDA using a data cut-off in March 2022. In this updated analysis 63 of 73 patients from MOXIe Part 2 without severe pes cavus who enrolled into MOXIe Extension had at least 120 weeks of exposure in MOXIe Extension, and 40 of these patients had at least 144 weeks of exposure in the MOXIe Extension.

Results of this analysis demonstrated that the between-group difference in mFARS observed at the end of the placebo-controlled MOXIe Part 2 period (LS mean difference = -2.17 ± 1.09) was preserved at MOXIe Extension Week 72 in the delayed-start period (LS mean difference = -2.91 ± 1.44). Consistent with a persistent treatment effect on disease, the upper limit of the 90% CI for the difference estimate was less than zero (-0.09), meeting the threshold for demonstrating significant evidence of non-inferiority. Additionally, the between group difference in mFARS was maintained at Extension Week 96, 120, and 144 (LS mean difference = -2.19 ± 1.38, -2.74 ± 1.26, and -2.58 ± 1.47 respectively) and the threshold for non-inferiority was met at Week 120 with an upper limit of the 90% CI of -0.106.

Delayed-Start Analysis (Non-Inferiority Test)1

	Placebo-Controlled Week 48 (Δ1)	Delayed-Start Week Ex. 72 (Δ2)	Delayed-Start Week Ex. 96 (Δ2)	Delayed-Start Week Ex. 120 (Δ2)	Delayed-Start Week Ex. 144 (Δ2)
Difference (LS Mean ± SE)	-2.17 ± 1.089 p=0.0471	-2.91 ± 1.437 p=0.0433	-2.19 ± 1.375 p=0.1128	-2.74 ± 1.264 p=0.037	-2.58 ± 1.468 p=0.0796
Estimate = Δ2– 0.5 × Δ1	-	-1.826 ± 1.3535	-1.10 ± 1.2991	-1.657 ± 1.2086	-1.496 ± 1.4630
Upper Limit of 1-sided 90% CI for Estimate	-	-0.090*	0.567	-0.106*	0.382
[1]Non-Inferiority test performed using a MMRM analysis with a Toeplitz covariance structure. *Threshold for non-inferiority was met.

The graphical representation of changes from baseline in mFARS for omaveloxolone and placebo groups shows the separation at the end of the placebo-controlled period is maintained in the open-label period at Extension Week 72 through Extension Week 144.

Change from Baseline in mFARS (Patients without Severe Pes Cavus)

A longitudinal analysis was also performed on the updated data to calculate annualized slopes incorporating all available data from the MOXIe Extension through Week 144. The results showed no significant difference in slope between the placebo-to-omaveloxolone group and the omaveloxolone-to-omaveloxolone group (p=0.66).

MOXIe Extension Annualized mFARS Slope Through Extension Week 144 (± SE)

mFARS Change per Year
Omaveloxolone-to-Omaveloxolone (n=34)	0.446 ± 0.6340
Placebo-to-Omaveloxolone (n=39)	0.760 ± 0.2773
Difference	-0.314 ± 0.7118 p=0.6602

The resulting parallel trajectories between both treatment groups are consistent with the hypothesis that earlier omaveloxolone treatment altered the disease course. Patients who received omaveloxolone during the double-blind MOXIe Part 2 had a benefit that could not be recovered by patients initially randomized to placebo who began omaveloxolone one year later in MOXIe Extension.

Post Hoc Propensity-Matched Analysis of MOXIe Extension (Recently Submitted to FDA)

The intent of the Post-Hoc Propensity-Matched Analysis of MOXIe Extension is to facilitate interpretation of the open-label MOXIe Extension study using an external control, thus providing confidence in the durability of the treatment response. Accruing data in MOXIe Extension provides longer term follow-up for disease progression in patients receiving omaveloxolone; however, there is no long-term placebo arm for comparison.

MOXIe Extension data were compared to natural history external controls using propensity matching to provide longer term efficacy data in support of the statistically significant benefit demonstrated by pivotal MOXIe Part 2. Conceptually, the analysis compares the mFARS progression of omaveloxolone-treated patients in the open-label MOXIe Extension trial to the observed progression of propensity score-matched untreated patients in an external control group. Propensity matching is a statistical methodology utilized to identify and match patients in the MOXIe Extension study with patients in the external control group who are expected to have a similar disease progression based on the prognostic factors used to calculate the propensity scores.

The largest natural history study of Friedreich’s ataxia, FA-COMS, is a global, multi-center, longitudinal, prospective observational study that has enrolled more than 1,250 patients, with follow-up as long as 19 years in some patients. Clinical outcome measures, including mFARS, are assessed annually. The mFARS is a clinician-observed/performance-based outcome, all FA-COMS sites are tertiary care centers specializing in Friedreich’s ataxia, and all mFARS assessments are conducted in a standardized manner by trained neurologists with experience in Friedreich’s ataxia and other ataxias. The score for each component of mFARS is based on measurements of a patient’s functional ability using the same standardized set of instructions in both studies. Therefore, the significant overlap in sites, which provides a similar testing environment to patients across studies, and the use of the same standardized instructions for the FARS assessment make the methodology for mFARS assessments across the 2 studies highly comparable. The FA-COMS database constitutes a well-established, reliable, and well documented source of natural history data for Friedreich’s ataxia.

Patients from FA-COMS were matched to MOXIe Extension patients using propensity scores based on multiple covariates: sex, baseline age, age of Friedreich’s ataxia onset, baseline mFARS score, and baseline gait score. Selection of these covariates was based on clinical relevance (i.e., factors considered prognostic for Friedreich’s ataxia progression) and availability in both studies. The change from baseline in mFARS at Year 3 for MOXIe Extension patients compared to the propensity score-matched FA-COMS patients was analyzed as the primary efficacy endpoint using mixed model repeated measures (MMRM) analysis. Change from baseline in mFARS at Year 1 and Year 2 were secondary endpoints. Data from MOXIe Part 1 and MOXIe Part 2 were not included in this propensity-matched analysis. Only data from MOXIe Extension were compared to natural history data. The matching was carried out as optimal 1:1 matching without replacement which resulted in equal sized groups for analysis.

For inclusion in each of the study populations patients must have had (1) baseline mFARS, (2) at least one post-baseline mFARS within 3 years after baseline, and (3) values for all propensity score model covariates (i.e., sex, baseline mFARS score, age at baseline, age of Friedreich’s ataxia onset, and baseline gait score). The MOXIe Extension study population included 136 patients. Of these, 95 patients were essentially treatment naïve at the time of entry into MOXIe Extension (i.e., includes those patients who received placebo in MOXIe Part 2 or had participated in MOXIe Part 1 and been off treatment for a long time), and the other 41 patients were continuing treatment (i.e., includes those patients who received omaveloxolone in MOXIe Part 2). The primary natural history (i.e., FA-COMS) study population included 598 patients eligible for matching with the MOXIe Extension population. There are three primary analysis populations, each based on a propensity score match with the FA-COMS study population: (1) Primary Pooled (n=272; 136 in each group), (2) Placebo-to-Omaveloxolone (n=190; 95 in each group), and (3) Omaveloxolone-to-Omaveloxolone (n=82; 41 in each group). Demographics and baseline characteristics were highly comparable between MOXIe Extension patients and the matched FA-COMS external control groups.

Propensity-Matched Analysis: Demographics and Baseline Characteristics Used for Propensity Score Calculation (Primary Pooled Population)

Characteristic	Statistic	Matched FA-COMS (n=136)	MOXIe Extension (n=136)
Age (years)	Mean (SD)	26.2 (13.72)	26.6 (7.26)
Age at Friedreich’s ataxia Onset	Mean (SD)	15.2 (10.48)	15.5 (5.30)
Sex, Female	N (%)	70 (51.5%)	70 (51.5%)
mFARS	Mean (SD)	41.0 (16.10)	42.2 (12.60)
Gait	Mean (SD)	2.7 (1.69)	2.8 (1.36)

In the Primary Pooled Population (n=272; 136 patients in each treatment group), by Year 3, patients in the FA-COMS matched set progressed 6.61 mFARS points whereas patients treated with omaveloxolone in MOXIe Extension progressed 3.00 points for a difference of -3.61 mFARS points (nominal p=0.0001). In this analysis, progression in mFARS was 55% slower in MOXIe Extension patients treated with omaveloxolone compared to matched untreated patients in the FA-COMS study.

Propensity-Matched Analysis: LS Mean Change from Baseline in mFARS Scores (Primary Pooled Population)

	Baseline		Year 1		Year 2		Year 3
	N	Mean (SD)	N	LS Mean (SE)	N	LS Mean (SE)	N	LS Mean (SE)
MOXIe Extension	136	42.22 (12.60)	133	0.015 (0.56)	102	1.18 (0.59)	77	3.00 (0.66)
Matched FA-COMS	136	41.03 (16.10)	108	2.11 (0.59)	103	4.58 (0.59)	83	6.61 (0.65)
Difference	-	-	-	-2.10 (0.81) p=0.0101	-	-3.41 (0.84) p< 0.0001	-	-3.61 (0.93) p=0.0001

In the pivotal MOXIe Part 2, omaveloxolone treated patients had experienced a reduction (i.e., an improvement) in mFARS score relative to the placebo group. The MOXIe Extension patients from the Primary Placebo-to-Omaveloxolone Population were essentially treatment-naïve at the time of entry into MOXIe Extension. After initiation of omaveloxolone treatment, at Year 1 this group experienced an improvement of neurologic function (as assessed by mFARS) relative to baseline. At Year 1, the treatment difference (-2.75 mFARS points; nominal p=0.0035) was similar in magnitude to the pivotal MOXIe Part 2 treatment difference in the primary analysis population (i.e., the Full Analysis Set) at Week 48 (-2.40 mFARS points).

Propensity-Matched Analysis: LS Mean Change in mFARS Scores (Primary Placebo-to-Omaveloxolone Population)

	Baseline		Year 1		Year 2		Year 3
	N	Mean (SD)	N	LS Mean (SE)	N	LS Mean (SE)	N	LS Mean (SE)
MOXIe Extension	95	42.81 (12.79)	95	-0.43 (0.63)	69	1.18 (0.69)	56	3.21 (0.76)
Match FA-COMS	95	44.54 (18.04)	72	2.32 (0.69)	71	4.23 (0.68)	64	7.29 (0.72)
Difference	-	-	-	-2.75 (0.94) p=0.0035	-	-3.06 (0.97) p=0.0017	-	-4.09 (1.05) p=0.0001

In the Primary Omaveloxolone-to- Omaveloxolone Population, the treatment effect favored omaveloxolone treated patients relative to FA-COMS external controls at Year 1 and Year 2. A smaller difference between treatment groups was observed at Year 1 in the Omaveloxolone-to- Omaveloxolone Population than in the Placebo-to-Omaveloxolone Population. The MOXIe Extension patients in the Omaveloxolone-to- Omaveloxolone Population did not experience an improvement from baseline likely because they were in their second year of treatment with active drug. Of note, this group did experience persistence of benefit relative to the matched FA-COMS external control. The Omaveloxolone-to- Omaveloxolone Population represents the patients treated for the longest total duration, having previously received omaveloxolone in MOXIe Part 2. The treatment effect favored MOXIe Extension at each visit and consistently increased over time in this population in comparison to the FA-COMS external control group.

Propensity-Matched Analysis: LS Mean Change in mFARS Scores (Primary Omaveloxolone-to-Omaveloxolone Population)

	Baseline		Year 1		Year 2		Year 3
	N	Mean (SD)	N	LS Mean (SE)	N	LS Mean (SE)	N	LS Mean (SE)
MOXIe Extension	41	40.85 (12.19)	38	1.05 (1.09)	33	1.10 (1.13)	21	2.38 (1.33)
Match FA-COMS	41	39.64 (16.80)	34	2.48 (1.12)	33	3.57 (1.13)	25	6.14 (1.24)
Difference	-	-	-	-1.43 (1.56) p=0.3641	-	-2.47 (1.60) p=0.1265	-	-3.76 (1.82) p=0.0400

The FA-COMS study constitutes a well-established, reliable, and well documented source of natural history data for Friedreich’s ataxia. We acknowledge the limitations of a post-hoc, cross-study comparison. However, in the situation of a rare disease such as Friedreich’s ataxia, we propose these data comparing the long-term efficacy outcomes for omaveloxolone to propensity-matched natural history data provide confirmatory evidence of effectiveness for omaveloxolone for the treatment of Friedreich’s ataxia.

Mechanistic Validation of Nrf2 Target Biomarkers in Friedreich’s ataxia

During the mid-cycle communication meeting discussion, the division requested to see the pharmacodynamic data contextualized with a discussion of the supporting independent literature regarding proposed biomarkers for label purposes. We have responded to the FDA’s request and, as briefly summarized below, we provided additional information including an integrated and detailed presentation of the disease pathophysiology of Friedreich’s ataxia, a review of the available pharmacodynamic data, justification of the relevance of these data in Friedreich’s ataxia, and an explanation of the relationship between the mechanistic data and the observed biomarker and clinical treatment effects in patients treated with omaveloxolone. As stated in the meeting, we believe these data do not just address their discussion topics regarding labeling but could also provide confirmatory evidence.

Friedreich’s ataxia is caused by genetic mutations in the frataxin (FXN) gene that result in insufficient amounts of FXN. At the cellular level, FXN deficiency is associated with impaired mitochondrial function, redox imbalance, and iron dysregulation. Additionally, lower mitochondrial function correlates with impaired neurologic function as measured by mFARS score in patients with Friedreich’s ataxia. Substantial evidence demonstrates that Nrf2 levels and activity are suppressed in cells from patients with Friedreich’s ataxia and in preclinical animal models of the disease. Although the molecular mechanism by which frataxin deficiency suppresses Nrf2 has not been fully characterized, dysregulated Nrf2 signaling is a common early upstream event that contributes to impaired mitochondrial energy production and redox imbalance in patients with Friedreich’s ataxia.

Nrf2 is a transcription factor that binds to specific DNA sequences called antioxidant response elements (AREs) that are located in the promoter regions of Nrf2 target genes. Binding to AREs allows Nrf2 to increase the transcription of its target genes, which play key roles in cellular metabolism and bioenergetic processes. Nrf2 target genes include γ-glutamyl transferase (GGT1), which plays a key role in redox balance, and ferritin heavy chain 1 (FTH1) and ferritin light chain (FTL), which combine to form ferritin, a protein involved in iron handling. By coordinating the expression of several enzymes and the production of key cofactors, Nrf2 activation restores redox balance, regenerates reducing equivalents, and modulates iron handling. Together, these effects increase the production of cellular energy (i.e., ATP) within the mitochondria in Friedreich’s ataxia patient fibroblasts and Friedreich’s ataxia disease models.

Treatment with omaveloxolone in MOXIe Part 1 resulted in dose-dependent increases in Nrf2 activity, as assessed by serum ferritin and GGT levels. Data from MOXIe Part 2 showed an association between omaveloxolone-induced Nrf2 activity and measures of neurological function, with larger increases in Nrf2 target levels associated with larger improvements in mFARS scores. Taken together, these data indicate that omaveloxolone rescues Nrf2 activity that is suppressed in patients with Friedreich’s ataxia and that the increase in Nrf2 activity is associated with a therapeutic benefit in these patients.

Regulatory Interactions in Europe

We are continuing to complete the regulatory procedures and submissions required prior to filing an MAA in Europe for approval of omaveloxolone for the treatment of patients with Friedreich’s ataxia. We have received a positive opinion from the Pediatric Committee on our Pediatric Investigation Plan with a commitment to seek scientific advice for additional input on the protocol design, and we also received EMA Follow-Up Protocol Assistance feedback regarding our nonclinical and CMC programs. The EMA feedback indicated that there were no identified impediments to our planned MAA submission and included agreement that certain nonclinical studies, including 2-year carcinogenicity study data, may be submitted after approval. We plan to submit an MAA to the EMA for omaveloxolone in the fourth quarter of 2022.

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

Our Nrf2 activators reduced seizure frequency in refractory, progressive epilepsy models and restored mitochondrial function in patient biopsy samples and preclinical models of Friedreich’s ataxia, ALS, familial and sporadic Parkinson’s disease, and frontotemporal dementia. In clinical trials, improvements in neuromuscular function have been observed in patients with Friedreich’s ataxia treated with omaveloxolone as assessed by mFARS, and improvements in mitochondrial function, as measured by reductions in blood lactate and heart rate, have been observed in patients with primary mitochondrial disease. Accordingly, we believe that omaveloxolone has the potential to treat a number of neurological and neuromuscular diseases that currently have few or no effective therapies, and we plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more of these diseases.

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

We completed a Phase 1 SAD/MAD trial of oral, once-daily RTA 901 in healthy adult volunteers to evaluate the safety, tolerability, and PK profile. The PK was approximately dose-proportional up to the highest doses evaluated with a half-life ranging from two to nine hours. Human exposures easily exceeded the exposures necessary for efficacy in multiple animal models. No safety or tolerability concerns were reported. In the first quarter of 2022, we initiated additional Phase 1 clinical pharmacology studies of RTA 901, including a drug-drug interaction study which has been fully enrolled. Following completion of these Phase 1 studies, we plan to initiate a randomized, double-blind placebo-controlled Phase 2 trial of RTA 901 in diabetic patients with peripheral neuropathic pain in the fourth quarter of 2022. We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

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

The FDA stated that the issues could be resolved by providing evidence of effectiveness that includes evidence from an adequate and well-controlled study showing a clinically relevant effect on the rate of loss of kidney function in patients with Alport syndrome or, alternatively, an effect on a clinical outcome (i.e., an endpoint that captures how patients with Alport syndrome feel, function, or survive). In addition, the FDA stated that we would need to address whether bardoxolone has a clinically relevant effect on the QT interval and show that the demonstrated clinical benefits of bardoxolone outweigh its risks. The FDA welcomed continued discussion on the details of a path forward. We have recently requested a Type C meeting to discuss the program and continue to work with the FDA to confirm our next steps on our Alport syndrome program.

In October 2021, we submitted an MAA to the EMA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. In the first quarter of 2022, we received the 120-day list of questions from the EMA. We are in the process of preparing our responses. We previously requested a 90-day extension for our responses which was granted by the EMA. We plan to submit additional long-term extension data from the ongoing EAGLE trial to address the comments and questions raised by the EMA and have been granted a further 30-day extension to complete our responses.

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

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo. FALCON is enrolling 850 patients in a broad range of ages, with an eGFR between 30 and 90 mL/min/1.73 m2. The primary endpoint of the study is the off-treatment eGFR change from baseline at Week 108 (eight weeks after planned drug discontinuation at Week 100). All patients will be asked to return at Week 108 independent of the time of study drug discontinuation. The secondary endpoint is the eGFR change from baseline at Week 100. More than 580 patients are currently enrolled in the trial.

In the first quarter of 2022, we finalized a protocol amendment to FALCON, and initiated submission of the amendment to the FDA and other relevant health authorities. The major protocol amendment modifications include changing the primary endpoint of off-treatment eGFR change from baseline at Week 52 (or four weeks after drug discontinuation in Year 1) to eGFR change from baseline at Week 108 (eight weeks after planned drug discontinuation at Week 100). The major protocol amendment is under review in the applicable countries where FALCON is being conducted. We have received queries regarding the proposed changes from several countries and are actively working through the regulatory processes to secure approval to implement the amendment as agreed with the FDA. There is a possibility that approval for the amendment may either be delayed or denied in one or more countries. Failure to receive approval for the protocol amendment in multiple countries could materially adversely affect the trial results.

AYAME Trial in Diabetic CKD Conducted by Kyowa Kirin

Upon completion of Kyowa Kirin’s Phase 2 TSUBAKI trial of bardoxolone in patients with Stage 3 and 4 diabetic CKD in Japan, and after discussions with the Pharmaceuticals and Medical Devices Agency, Kyowa Kirin initiated a Phase 3 outcomes trial called AYAME in patients with Stage 3 or 4 diabetic CKD in Japan. The primary endpoint is time to onset of a ≥ 30% decrease in eGFR from baseline or ESKD. The secondary endpoints are time to onset of a ≥ 40% decrease in eGFR from baseline or ESKD, time to onset of a ≥ 53% decrease in eGFR from baseline or ESKD, time to onset of ESKD, and change in eGFR from baseline at each evaluation time point. Kyowa Kirin completed patient enrollment in AYAME in June 2019 and expects the last patient visit to occur in the second half of 2022.

United States Commercial Readiness

With the acceptance of our NDA for omaveloxolone and a Priority Review designation, we are advancing commercial launch preparations in the United States. We are in the process of building the commercial infrastructure necessary to effectively support the commercialization of omaveloxolone for the treatment of Friedreich’s ataxia, if and when we receive regulatory approval. Commercial launch preparation for omaveloxolone in Friedreich’s ataxia will continue to advance in step with the regulatory progress.

Our ability to launch omaveloxolone is dependent on the successful defense of an NDA and approval by the FDA. We have hired commercial leadership and intend to build the teams, infrastructure, systems, and processes necessary for the launch of omaveloxolone. This will include sales, marketing, market access, patient support, and distribution. Additionally, we are expanding quality and compliance functions to support commercialization. A trade name for omaveloxolone has been selected.

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

Ex-United States Commercial Readiness

Our ability to launch omaveloxolone is dependent on the successful filing and defense of an MAA and approval by EMA or other regulatory agencies. Outside of the United States, where appropriate and depending on the terms of our contractual arrangements, we plan, either alone, or with new collaboration partners, to commercialize our products. Our strategic collaborator Kyowa Kirin has all rights to commercialize bardoxolone in its territories. We are refining our strategy and market assessments with respect to potential launches in the EU, and we continue to evaluate market opportunities for our products in other global markets. Commercial launch preparation for omaveloxolone in Friedreich’s ataxia outside of the United States will advance in step with the regulatory progress.

Update on Adjustments to Operations Due to COVID-19

When COVID-19 emerged as a global pandemic in the first quarter of 2020, we were quick to respond and were an early adopter of a work-from-home policy, with the exception of the laboratory, which continued to operate throughout under strict safety protocols. For all remote employees, we provided appropriate workstation equipment as well as training and resources to support employees’ mental and emotional wellbeing. We continue to operate under a hybrid work schedule encouraging office-based employees to work with their respective functional leaders to agree to flexible work schedules that meet both business and personal needs. For field-based medical affairs personnel, we are working with health care professionals to schedule in-person meetings/attend conferences where practical and in accordance with policy and regulatory guidance. We continue to update our Pandemic Management Plan as circumstances dictate in order to minimize risk and protect the wellbeing of employees.

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials. We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and Kyowa Kirin, from sales of our securities, secured loans, and a strategic financing from BXLS. We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and Kyowa Kirin, from the Development Agreement with BXLS, and from reimbursements of expenses under the terms of our agreement with Kyowa Kirin. We have incurred losses in each year since our inception, other than in 2014. As of June 30, 2022, we had $147.2 million of cash and cash equivalents and an accumulated deficit of $1,403.0 million. We continue to incur significant research and development and other expenses related to our ongoing operations. Despite contractual product development commitments and the potential to receive future payments from Kyowa Kirin, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize our product candidates. If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales. Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Our license and milestone revenue has been generated primarily from the Kyowa Kirin Agreement, the AbbVie License Agreement, and the Collaboration Agreement and consists of upfront payments and milestone payments. License revenue recorded with respect to the Kyowa Kirin Agreement, the AbbVie License Agreement, and the Collaboration Agreement consists solely of the recognition of deferred revenue. Under our revenue recognition policy, collaboration revenue associated with upfront, non-refundable license payments received under our license and collaboration agreements are deferred and recognized ratably over the expected term of the performance obligations under each agreement. Under the Reacquisition Agreement, we no longer have performance obligations under the

AbbVie License Agreement and the Collaboration Agreement. Under the Kyowa Kirin Agreement, we will not recognize any deferred revenue subsequent to June 30, 2022.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. From our inception through June 30, 2022, we have incurred a total of $1,169.1 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone. We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials and preclinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, we estimate the time period over which services will be performed and the level of effort to be expended in each period.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
	(in thousands)
Bardoxolone	$7,956	$14,979	$14,418	$26,365
Omaveloxolone	7,284	482	13,881	2,954
RTA 901	2,226	3,121	3,633	3,827
Other research and development expenses	21,865	21,484	47,204	41,800
Total research and development expenses	$39,331	$40,066	$79,136	$74,946

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

Other Income (Expense), Net

Other income (expense) includes interest and gains earned on our cash and cash equivalents, and marketable debt securities, amortization of debt issuance costs, imputed interest on long term payables, foreign currency exchange gains and losses, and non-cash interest expense on liability related to the sale of future royalties.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021 (unaudited)

The following table sets forth our results of operations for the three months ended June 30:

	2022	2021	Change $	Change %
	(in thousands, except for percentage data)
Collaboration revenue
License and milestone	$754	$803	$(49)	(6)
Other revenue	8	1,418	(1,410)	(99)
Total collaboration revenue	762	2,221	(1,459)	(66)
Expenses
Research and development	39,331	40,066	(735)	(2)
General and administrative	25,143	21,998	3,145	14
Depreciation	273	287	(14)	(5)
Total expenses	64,747	62,351	2,396	4
Other income (expense), net	(9,571)	(13,223)	3,652	28
Loss before taxes on income	(73,556)	(73,353)	(203)	(0)
Benefit from (provision for) taxes on income	1	653	(652)	**
Net loss	$(73,555)	$(72,700)	$(855)	(1)

** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 99% and 36% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and consisted of the recognition of Kyowa Kirin deferred revenue. License and milestone revenue decreased by 6%, primarily due to the Company reaching the end of the performance obligation of the Kyowa Kirin Agreement during the current period.

Other revenue decreased in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a decrease in reimbursements of expenses from Kyowa Kirin for manufacturing and non-clinical study expenses incurred.

Expenses

The following table summarizes our expenses, including as a percentage of total expenses, for the three months ended June 30:

	2022	% of Total Expenses	2021	% of Total Expenses
	(in thousands, except for percentage data)
Research and development	$39,331	60%	$40,066	64%
General and administrative	25,143	39%	21,998	35%
Depreciation	273	1%	287	1%
Total expenses	$64,747		$62,351

Research and Development Expenses

Research and development expenses decreased by $0.7 million, or 2%, for the three months ended June 30, 2022, remained consistent when compared to the three months ended June 30, 2021.

Research and development expenses, as a percentage of total expenses, was 60% and 64% for the three months ended June 30, 2022 and 2021, respectively. The decrease of 4% was due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 14%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to rent expense related to the new headquarters building lease that commenced in December 2021.

General and administrative expenses, as a percentage of total expenses, was 39% and 35%, for the three months ended June 30, 2022 and 2021, respectively. The increase of 4% was due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net decreased by $3.7 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The decrease was primarily due to a decrease in effective interest rate in non-cash interest expense on liability related to the sale of future royalties and a decrease of interest expense attributable to the payable to AbbVie under to the Reacquisition Agreement, which was fully satisfied in 2021.

Benefit from (Provision for) Taxes on Income

Benefit from taxes on income decreased by $0.6 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to interest earned on tax benefit in 2021 resulting from CARES Act.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021 (unaudited)

The following table sets forth our results of operations for the six months ended June 30:

	2022	2021	Change $	Change %
	(in thousands, except for percentage data)
Collaboration revenue
License and milestone	$1,648	$1,598	$50	3
Other revenue	29	1,568	(1,539)	(98)
Total collaboration revenue	1,677	3,166	(1,489)	(47)
Expenses
Research and development	79,136	74,946	4,190	6
General and administrative	49,984	42,703	7,281	17
Depreciation	581	561	20	4
Total expenses	129,701	118,210	11,491	10
Other income (expense), net	(19,343)	(25,780)	6,437	25
Loss before taxes on income	(147,367)	(140,824)	(6,543)	(5)
Benefit from (provision for) taxes on income	(30)	669	(699)	**
Net loss	$(147,397)	$(140,155)	$(7,242)	(5)

** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 98% and 50% of total revenue for the six months ended June 30, 2022 and 2021, respectively, and consisted of the recognition of Kyowa Kirin deferred revenue.

License and milestone revenue increased by 3% during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the achievement of a regulatory milestone in July 2021, variable consideration previously considered constrained, under the Kyowa Kirin Agreement.

Other revenue decreased in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a decrease in reimbursements of expenses from Kyowa Kirin for manufacturing and non-clinical study expenses incurred.

Expenses

The following table summarizes our expenses, including as a percentage of total expenses, for the six months ended June 30:

	2022	% of Total Expenses	2021	% of Total Expenses
	(in thousands, except for percentage data)
Research and development	$79,136	60%	$74,946	63%
General and administrative	49,984	39%	42,703	36%
Depreciation	581	1%	561	1%
Total expenses	$129,701		$118,210

Research and Development Expenses

Research and development expenses increased by $4.2 million, or 6% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to increased personnel and personnel-related costs to support the product development activities.

Research and development expenses, as a percentage of total expenses, was 60% and 63% for the six months ended June 30, 2022 and 2021, respectively. The decrease of 3% was due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $7.3 million, or 17%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to rent expense related to the new headquarters building lease that commenced in December 2021.

General and administrative expenses, as a percentage of total expenses, was 39% and 36%, for the six months ended June 30, 2022 and 2021, respectively. The increase of 3% was due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net decreased by $6.4 million for the six months ended June 30, 2022,compared to the six months ended June 30, 2021. The decrease was primarily due to a decrease in effective interest rate in non-cash interest expense on liability related to the sale of future royalties and a decrease of interest expense attributable to the payable to AbbVie under to the Reacquisition Agreement, which was fully satisfied in 2021.

We periodically reassess the expected royalty payments under the Development Agreement, and to the extent such payment is greater or less than the initial estimate, we adjust the amortization. Based on our review in the first quarter of 2022, we lowered our previous estimate of future sales for which royalties will be paid. Accordingly, we have prospectively adjusted and recognized lower non-cash interest expense for the six months ended June 30, 2022.

Benefit from (Provision for) Taxes on Income

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021, taxes increased by $0.7 million, primarily related to benefit recognized in 2021 from interest earned on tax refunds related to CARES Act.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, the sale of royalty interests, and secured loans. Through June 30, 2022, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $785.0 million from payments under license and collaboration agreements. We also obtained $1,222.1 million in net proceeds from our initial public offering, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, and $299.0 million in net proceeds from the sale of future royalties under the Development Agreement. We have not generated any revenue from the sale of any products. As of June 30, 2022, we had available cash and cash equivalents of approximately $147.2 million. Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the six months ended June 30:

	2022	2021
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(107,307)	$(70,611)
Investing activities	(336,532)	(462)
Financing activities	735	8,630
Net change in cash and cash equivalents	$(443,104)	$(62,443)

Operating Activities

Net cash used in operating activities was $107.3 million for the six months ended June 30, 2022, consisting primarily of a net loss of $147.4 million adjusted for non-cash items including stock-based compensation expense of $29.3 million, non-cash interest expense on liability related to sale of future royalty of $20.1 million, and a net decrease in operating assets and liabilities of $9.6 million. The significant items in the change in operating assets that impacted our use of cash in operations include a decrease of $5.7 million in accounts payable due to timing of payments, and a decrease of $5.1 million in direct research and other current and long-term liabilities, primarily due to annual bonus payments.

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

Investing Activities

Net cash used in investing activities was $336.5 million and $0.5 million for the six months ended June 30, 2022 and 2021 , respectively. The increase is due to the purchase of $334.0 million in marketable securities during the period.

Financing Activities

Net cash provided by financing activities was $0.7 million and $8.6 million for the six months ended June 30, 2022 and 2021, respectively, primarily consisting of stock options exercises.

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

Contractual Obligations and Commitments

We have various contractual obligations and other commitments that require payments at certain specified periods. The following table summarizes our contractual obligations and commitments as of June 30, 2022 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	6 years and beyond	Total
	(unaudited, in thousands)
Operating lease obligations(1)	$15,607	$16,522	$27,965	$176,152	$236,246
Total contractual obligations	$15,607	$16,522	$27,965	$176,152	$236,246

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

Clinical Trials

As of June 30, 2022, we have several on-going clinical trials in various stages. Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $147.2 million and marketable debt securities of $334.3 million at June 30, 2022, primarily invested in U.S. government treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general U.S. interest rates, particularly if our investments are in short-term securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate and hypothetical increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Second Amended and Restated Bylaws, dated as of December 7, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on December 7, 2016).
10.1#	Amendment No. 1 to Exclusive License Agreement, dated as of April 5, 2022, by and between the KU Center for Technology Commercialization, Inc. and the Registrant, dated as of, as amended.

10.2*#	Seventh Supplement to Exclusive License and Supply Agreement, dated as of February 28, 2022 between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.
10.3*

Indemnification Agreement by and between the Company and Steven W. Ryder, dated as of July 11, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on July 11, 2022).

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

Date: August 8, 2022	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Chief Operating Officer, Chief Financial Officer, and President