Form 10-Q
period 2022-09-30
REATA PHARMACEUTICALS INC
filed 2022-11-08
CIK 1358762

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 31,730,307 shares of Class A common stock, $0.001 par value per share, and 4,913,348 shares of Class B common stock, $0.001 par value per share, outstanding.

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

Abbreviated Term	Defined Term
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
ADL	Activities of Daily Living
AE	Adverse event
ALS	Amyotrophic lateral sclerosis
ATP	Adenosine triphosphate
bardoxolone	Bardoxolone methyl
BXLS	Blackstone Life Sciences, LLC
CHMP	Join Committee for Medicinal Products for Human Use
CKD	Chronic kidney disease
CMC	Chemistry manufacturing controls
COVID-19	Coronavirus disease
CRL	Complete Response Letter
CRO	Contract research organization
DPNP	Diabetic peripheral neuropathic pain
eGFR	Estimated glomerular filtration rate
EMA	European Medicines Agency
ESKD	End stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA-COMS	Clinical Outcome Measures in Friedreich’s ataxia
FDA	United States Food and Drug Administration
FXN	Frataxin
GFR	Glomerular filtration rate
GGT	Gamma-glutamyl transferase
Kyowa Kirin	Kyowa Kirin Co., Ltd.
LTIP Plan	Second Amended and Restated Long Term Incentive Plan
MAA	Marketing Authorization Application
mFARS	Modified Friedreich’s Ataxia Rating Scale
MMRM	Mixed Model Repeated Measures
NDA	New Drug Application
PGIC	Patient global impression of change
PK	Pharmacokinetic
PRAC	Pharmacovigilance Risk Assessment Committee
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$31,918	$590,258
Marketable debt securities	403,957	—
Prepaid expenses and other current assets	9,229	6,217
Total current assets	445,104	596,475
Property and equipment, net	11,263	11,604
Operating lease right-of-use-assets	127,135	126,777
Other assets	142	160
Total assets	$583,644	$735,016
Liabilities and stockholders’ equity
Accounts payable	$7,518	$13,505
Accrued direct research liabilities	18,029	14,249
Other current liabilities	19,910	21,450
Operating lease liabilities, current	5,254	3,142
Deferred revenue	—	1,648
Total current liabilities	50,711	53,994
Other long-term liabilities	5	—
Operating lease liabilities, noncurrent	135,459	132,891
Liability related to sale of future royalties, net	392,953	362,142
Total noncurrent liabilities	528,417	495,033
Commitments and contingencies
Stockholders’ equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 31,705,257 and 31,478,197 at September 30, 2022 and December 31, 2021, respectively	32	31
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 4,913,348 and 4,919,249 at September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	1,486,509	1,441,584
Accumulated deficit	(1,482,030)	(1,255,631)
Total stockholders’ equity	4,516	185,989
Total liabilities and stockholders’ equity	$583,644	$735,016

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Collaboration revenue
License and milestone	$—	$5,529	$1,648	$7,127
Other revenue	540	1,862	568	3,430
Total collaboration revenue	540	7,391	2,216	10,557
Expenses
Research and development	43,485	39,430	122,620	114,377
General and administrative	27,270	25,736	77,254	68,440
Depreciation	272	320	853	880
Total expenses	71,027	65,486	200,727	183,697
Other income (expense), net	(8,515)	(13,751)	(27,858)	(39,530)
Loss before taxes on income	(79,002)	(71,846)	(226,369)	(212,670)
Benefit from (provision for) taxes on income	—	—	(30)	669
Net loss	$(79,002)	$(71,846)	$(226,399)	$(212,001)
Net loss per share—basic and diluted	$(2.16)	$(1.97)	$(6.21)	$(5.84)
Weighted-average number of common shares used in net loss per share basic and diluted	36,536,919	36,387,560	36,472,903	36,297,766

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Three Months Ended September 30, 2022
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	31,572,894	$32	4,913,348	$5	$1,471,627	$(1,403,028)	$68,636
Net loss	—	—	—	—	—	(79,002)	(79,002)
Compensation expense related to stock options	—	—	—	—	14,446	—	14,446
Exercise of options	955	—	17,912	—	436	—	436
Issuance of common stock upon vesting of restricted stock units	113,496	—	—	—	—	—	—
Conversion of common stock Class B to Class A	17,912	—	(17,912)	—	—	—	—
Balance at September 30, 2022	31,705,257	$32	4,913,348	$5	$1,486,509	$(1,482,030)	$4,516

	Nine Months Ended September 30, 2022
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	31,478,197	$31	4,919,249	$5	$1,441,584	$(1,255,631)	$185,989
Net loss	—	—	—	—	—	(226,399)	(226,399)
Compensation expense related to stock options	—	—	—	—	43,754	—	43,754
Exercise of options	3,291	—	47,936	—	1,171	—	1,171
Issuance of common stock upon vesting of restricted stock units	165,566	1	4,366	—	—	—	1
Conversion of common stock Class B to Class A	58,203	—	(58,203)	—	—	—	—
Balance at September 30, 2022	31,705,257	$32	4,913,348	$5	$1,486,509	$(1,482,030)	$4,516

	Three Months Ended September 30, 2021
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	31,454,329	$31	4,924,479	$5	$1,412,193	$(1,098,400)	$313,829
Net loss	—	—	—	—	—	(71,846)	(71,846)
Compensation expense related to stock options	—	—	—	—	13,657	—	13,657
Exercise of options	—	—	10,302	—	337	—	337
Issuance of common stock upon vesting of restricted stock units			2,179	—	—	—	—
Conversion of common stock Class B to Class A	17,711	—	(17,711)	—	—	—	—
Balance at September 30, 2021	31,472,040	$31	4,919,249	$5	$1,426,187	$(1,170,246)	$255,977

	Nine Months Ended September 30, 2021
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	31,109,154	$31	5,044,931	$5	$1,375,640	$(958,245)	$417,431
Net loss	—	—	—	—	—	(212,001)	(212,001)
Compensation expense related to stock options	—	—	—	—	41,580	—	41,580
Exercise of options	—	—	229,543	—	8,967	—	8,967
Conversion of common stock Class B to Class A	—	—	7,661	—	—	—	—
Issuance of Common Stock	362,886	—	(362,886)		—		—
Balance at September 30, 2021	31,472,040	$31	4,919,249	$5	$1,426,187	$(1,170,246)	$255,977

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30
	2022	2021
Operating activities
Net loss	$(226,399)	$(212,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	853	880
Amortization of debt issuance costs and imputed interest	—	5,322
Non-cash interest expense on liability related to sale of future royalty	30,812	34,312
Stock-based compensation expense	43,754	41,580
Amortization of discount (premium) on marketable debt securities	(1,190)	—
Changes in operating assets and liabilities:
Income tax receivable and payable	—	22,228
Prepaid expenses, other current assets and other assets	(2,978)	(1,471)
Accounts payable	(6,215)	(3,117)
Accrued direct research, other current and long-term liabilities	2,512	1,625
Operating lease obligations	6,658	—
Deferred revenue	(1,648)	(2,127)
Net cash used in operating activities	(153,841)	(112,769)
Investing activities
Purchases of property and equipment	(2,903)	(1,136)
Purchases of marketable securities	(477,767)	—
Maturity from marketable securities	75,000
Net cash used in investing activities	(405,670)	(1,136)
Financing activities
Exercise of options	1,171	8,967
Net cash provided by financing activities	1,171	8,967
Net decrease in cash and cash equivalents	(558,340)	(104,938)
Cash and cash equivalents at beginning of year	590,258	818,150
Cash and cash equivalents at end of period	$31,918	$713,212
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,885	$—
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$190	$4,239

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business

Reata Pharmaceuticals, Inc.’s (Reata, the Company, we, us, or our) mission is to identify, develop, and commercialize innovative therapies that change patients’ lives for the better. The Company focuses on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies. The Company’s lead programs are omaveloxolone in a rare neurological disease called Friedreich’s ataxia and bardoxolone methyl (bardoxolone) in rare forms of chronic kidney disease (CKD). Both of the Company’s lead product candidates activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation. Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, the Company believes omaveloxolone and bardoxolone have many potential clinical applications. Reata possesses exclusive, worldwide rights to develop, manufacture, and commercialize omaveloxolone and bardoxolone, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (Kyowa Kirin). In addition, we are developing RTA 901, the lead product candidate from our Hsp90 modulator program, in neurological indications. We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company’s marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable debt securities if the original maturity, from the date of purchase, is in excess of 90 days. The carrying amount of cash equivalents approximate fair value. As of September 30, 2022 and December 31, 2021, cash and cash equivalents comprise funds in cash, money market accounts, and treasury securities. For the marketable debt securities, the Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources and for our marketable debt securities, the Company confirms those securities are trading in active markets.

The Company considers all available evidence to evaluate if an impairment loss exists, and if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss. The Company did not record any impairment charges related to our marketable debt securities during the nine months ended September 30, 2022.

3. Collaboration Agreements

Subsequent to the 2019 reacquisition of certain rights originally licensed to AbbVie Inc. (AbbVie) (see “AbbVie,” below), the Company’s collaboration revenue and deferred revenue have been generated primarily from licensing fees and reimbursements for expenses received under our exclusive license with Kyowa Kirin (the Kyowa Kirin Agreement).

Kyowa Kirin

In December 2009, the Company entered into an exclusive license with Kyowa Kirin to develop and commercialize bardoxolone in the licensed territory. The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $35.0 million and additional development and commercial milestone payments. As of September 30, 2022, the Company has received $50.0 million related to regulatory development milestone payments from Kyowa Kirin and has the potential in the future to achieve another $47.0 million from regulatory milestones and $140.0 million from commercial milestones. The Company also has the potential to achieve tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by Kyowa Kirin in the licensed territory. The Company is participating on a joint steering committee with Kyowa Kirin to oversee the development and commercialization activities related to bardoxolone. Any future milestones and royalties received are subject to mid to lower single digit percent declining tiered commissions to certain consultants as compensation for negotiations of the Kyowa Kirin Agreement.

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

On July 27, 2021, Kyowa Kirin submitted a New Drug Application (NDA) in Japan to the Ministry of Health, Labour and Welfare for bardoxolone for improvement of renal function in patients with Alport syndrome. Based on this submission, the Company earned a $5.0 million milestone payment, variable consideration previously considered constrained, under the Kyowa Kirin Agreement. As a result, the Company recorded $4.7 million in collaboration revenue, a cumulative catch-up for the portion of this milestone that was satisfied in prior periods, and $0.3 million in deferred revenue that was recognized over the remaining performance obligation period. Under the Kyowa Kirin Agreement, we will not recognize any deferred revenue subsequent to June 30, 2022.

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

In October 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement. In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, all of which was subsequently paid. Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain next-generation Nrf2 activators. The execution of the Reacquisition Agreement ended our performance obligations under the Collaboration Agreement.

The Company recognized interest expense related to the Reacquisition Agreement of approximately $1.8 million during the three months ended September 30, 2021, and $5.3 million during the nine months ended September 30, 2021. As of September 30, 2022, the Company has fully satisfied its payable to AbbVie, therefore no interest expense was recognized for the three and nine months ended September 30, 2022.

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

The Company concluded that there were two units of accounting for the consideration received, comprised of the liability related to the sale of future royalties and the common shares. The Company allocated the $300.0 million from the Development Agreement and $50.0 million from the Purchase Agreement between the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $294.5 million, which includes $0.8 million in transaction costs incurred, in transaction consideration to the liability, and $55.5 million to the common shares. The Company determined the fair value of the common shares based on the closing stock price on the June 24, 2020, the closing date of the Development Agreement. The effective interest rate under the Development Agreement, including transaction costs, is approximately 13.8%. During the first quarter of 2022, the Company reassessed the expected royalty payments and lowered our previous estimate of future sales for which royalties will be paid. Accordingly, we have prospectively adjusted and recognized lower non-cash interest expense using a 10.9% effective interest rate, as of September 30, 2022.

The following table shows the activity within the liability related to sale of future royalties for the nine months ended September 30, 2022:

Liability Related to Sale of Future Royalties
(in thousands)
Balance at December 31, 2021	$362,928
Non-cash interest expense recognized	30,762
Balance at September 30, 2022	393,690
Less: Unamortized transaction cost	(737)
Carrying value at September 30, 2022	$392,953

5. Marketable Debt Securities

During the quarter ended September 30, 2022, the Company invested its excess cash balances in marketable debt securities and, at each balance sheet date presented, the Company classified all of its investments in debt securities as held-to-maturity and as current assets as they mature within 12 months and represent the investment of funds available for current operations.

The following tables summarize our marketable debt securities (in thousands), as of September 30, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (1)
Marketable debt securities:
U.S. treasury securities	403,957	2	(1,029)	402,930
Total	$403,957	$2	$(1,029)	$402,930

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

6. Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	(in thousands)
Other income (expense), net
Investment income	$2,211	$38	$3,129	$130
Interest expense	—	(1,835)	—	(5,322)
Non-cash interest expense on liability related to sale of future royalty	(10,664)	(11,958)	(30,812)	(34,312)
Other income (expense)	(62)	4	(175)	(26)
Total other income (expense), net	$(8,515)	$(13,751)	$(27,858)	$(39,530)

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

For the nine months ended September 30, 2022, the Company paid $6.2 million for amounts included in the measurement of lease liabilities. During the three and nine months ended September 30, 2022, the Company recorded total rent expense of $4.4 million and $13.0 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded operating lease expense of $0.8 million and $2.4 million, respectively.

Supplemental balance sheet and other information related to the Company’s operating leases is as follows:

	As of September 30,
	2022	2021
Weighted-average remaining lease term (in years)	15.3	1.0
Weighted-average discount rate	6.5%	8.1%

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of September 30, 2022
(in thousands)
2022 (remaining three months)	$4,323
2023 (1)	10,638
2024	7,427
2025	13,737
2026	14,005
Thereafter	182,044
Total lease payments (1)	232,174
Less: Imputed interest	(91,461)
Present value of lease liabilities	$140,713

(1) Above table assumes one year rent abatement is applied beginning in June 2023 following United States Food and Drug Administration (FDA) approval of omaveloxolone.

8. Income Taxes

The following table summarizes income tax benefit expense and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	(in thousands, except for percentage data)
Benefit from (provision for) taxes on income	$—	$—	$(30)	$669
Effective income tax rate	0.0%	0.0%	0.0%	0.3%

The Company’s effective tax rate for the three and nine months ended September 30, 2022, varies with the statutory rate primarily due to changes in the valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences. The Company has recorded valuation allowances against the majority of its deferred tax assets as of September 30, 2022, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

9. Stock-Based Compensation

The following table summarizes time-based and performance-based stock compensation expense reflected in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	(in thousands)
Research and development	$6,684	$5,403	$20,635	$17,474
General and administrative	7,762	8,254	23,119	24,106
Total stock compensation expense	$14,446	$13,657	$43,754	$41,580

Restricted Stock Units (RSUs)

The following table summarizes RSU activity as of September 30, 2022, under the Second Amended and Restated Long Term Incentive Plan (LTIP Plan):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	809,145	$66.91
Granted	767,325	27.33
Vested (a)	(185,895)	49.63
Forfeited	(210,574)	54.85
Outstanding at September 30, 2022	1,180,001	$46.02

(a) Per the terms of award agreements and elections, the issuance of common stock may be deferred for certain restricted stock equity awards that vest during the period.

As of September 30, 2022, total unrecognized compensation expense related to RSU and performance-based RSU awards that were deemed probable of vesting was approximately $32.4 million, which excludes 248,500 shares of unvested performance-based RSUs that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $16.5 million.

Stock Options

The following table summarizes stock option activity as of September 30, 2022, under the LTIP Plan and standalone option agreements:

	Number of Options	Weighted- Average Price
Outstanding at January 1, 2022	4,743,180	$86.06
Granted	1,871,574	27.53
Exercised	(51,227)	22.95
Forfeited	(410,094)	97.75
Expired	(150,470)	133.61
Outstanding at September 30, 2022	6,002,963	$66.36
Exercisable at September 30, 2022	3,264,656	$60.10

As of September 30, 2022, total unrecognized compensation expense related to stock options was approximately $64.3 million, which excludes 947,450 shares of unvested performance-based stock options that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $54.2 million.

The total intrinsic value of all outstanding options and exercisable options as of September 30, 2022 was $6.6 million and $6.5 million, respectively.

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 7,182,964 and 4,705,515 shares as of September 30, 2022 and 2021, respectively.

10. Employee Benefit Plans

In 2010, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees (the Plan). The Plan is administered under the “safe harbor” provision of ERISA. Under the Plan, an eligible employee may elect to contribute a percentage of their salary on a pre-tax basis, subject to federal statutory limitations. Beginning in January 2019, the Company implemented a discretionary employer matching contribution of $1.00 for every $1.00 contributed by a participating employee up to $7,000 and $6,000 annually in 2022 and 2021, respectively, which such matching contributions become fully vested after four years of service. The Company recorded expense of $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively, which includes the Company’s contributions and administrative costs.

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

The parties have agreed to a stipulation of compromise and settlement, which is subject to approval by the Court of Chancery. At September 30, 2022, the Company recorded a liability for the agreed amount of plaintiff’s attorneys’ fees and expenses, which has no material impact on the Company.

Indemnifications

Accounting Standards Codification 460, Guarantees, requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2022.

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

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better. We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies. Our lead programs are omaveloxolone in Friedreich’s ataxia and bardoxolone in rare forms of CKD. Both of our lead product candidates activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation. Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe omaveloxolone and bardoxolone have many potential clinical applications. We possess exclusive, worldwide rights to develop, manufacture, and commercialize omaveloxolone and bardoxolone, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin. In addition, we are developing RTA 901, the lead product candidate from our Hsp90 modulator program, in neurological indications. We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

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

In the third quarter of 2022, we completed a Mid-Cycle Communication Meeting with the FDA. As is customary with the review of all NDAs, the FDA may identify other issues, and it may request additional information as it continues to review the NDA. The FDA stated that it had not identified any new significant issues, but it continued to have concerns regarding the strength of the efficacy evidence. Following the meeting we submitted an updated Delayed-Start Analysis of the MOXIe Extension study using a March 2022 data cut-off (see “Results from March 2022 Data Cut-Off of Delayed-Start Analysis of the MOXIe Extension” below), a new Propensity-Matched Analysis of MOXIe Extension data using patient data from the Clinical Outcome Measures in Friedreich’s Ataxia Study (FA-COMS) as controls (see “Post Hoc Propensity-Matched Analysis of MOXIe Extension” below), and an analysis of the relevance of Nrf2, the target of omaveloxolone, to the pathophysiology of Friedreich’s ataxia (see “Mechanistic Validation of Nrf2 Target Biomarkers in Friedreich’s Ataxia” below). The FDA determined that these submissions were a major amendment to our NDA.

As previously reported, we identified a specific data entry error in certain mFARS assessments at one of the MOXIe trial sites. We have determined that these errors had a negligible impact on the results of MOXIe Part 2, the Delayed-Start Analysis, and the Propensity-Matched Analysis. We have submitted a report and updated data sets and analyses to the FDA explaining the issue and the negligible impact on the studies.

The FDA extended the PDUFA date by three months to provide time for a full review of the new data and analyses. The updated PDUFA date for the application is February 28, 2023. The FDA continues to review all these submissions.

We recently completed a Late-Cycle Meeting with the FDA. The purpose of the Late-Cycle Meeting is for the FDA to discuss any substantive issues identified, and the Division’s objectives for the remainder of the review. The meeting does not address the final regulatory decision for the NDA. While we have not received formal minutes from the FDA, in the preliminary agenda for, and during, the Late-Cycle Meeting, the FDA stated that they continue to review the analyses and data included in the recent NDA submissions. The FDA made no request for additional data or analyses but stated that additional data may be requested as reviews are ongoing. The FDA confirmed that no information requests were outstanding. The FDA reiterated that they do not currently plan to hold an advisory committee meeting.

The FDA stated that no issues related to risk management have been identified to date. During the meeting, the FDA indicated that post-marketing requirements and label review are ongoing. With respect to post-marketing requirements and commitments, FDA stated that if omaveloxolone is approved, they anticipate requiring a drug-drug interaction trial with CYP3A4 modulators, a thorough QT trial, and an evaluation of pregnancy outcomes. FDA stated that other post-marketing requirements and commitments may be considered depending on the findings of the review. With respect to label review, during the meeting we noted that the original proposed label language did not reflect the data and analyses included in the amendments to the NDA and that we have updated it in connection with the planned filing of our MAA in Europe later this year. We committed to submit the updated proposed label language to the NDA. The FDA indicated that post-marketing requirements and label comments will be communicated in early in 2023. See “Programs in Neurological Diseases – Omaveloxolone in Patients with Friedreich’s Ataxia – Regulatory Guidance and Regulatory Interactions in the U.S.” below.

Regarding our plans to file a Marketing Authorization Application (MAA) in Europe for approval of omaveloxolone for the treatment of patients with Friedreich’s ataxia, we have received a positive opinion from the Pediatric Committee on our Pediatric Investigation Plan with a commitment to seek scientific advice for additional input on the protocol design, and we also received European Medicines Agency (EMA) Follow-Up Protocol Assistance feedback regarding our nonclinical and chemistry, manufacturing and controls (CMC) programs. The EMA feedback indicated that there were no identified impediments to our planned MAA submission and included agreement that certain nonclinical studies, including 2-year carcinogenicity study data, may be submitted after approval. We recently completed a Pre-Submission meeting and plan to submit an MAA to the EMA for omaveloxolone this year.

RTA 901 for Neurological Indications, Including Diabetic Peripheral Neuropathic Pain

In the third quarter of 2022, we completed additional Phase 1 clinical pharmacology studies of RTA 901, including a drug-drug interaction study which demonstrated an acceptable profile. We are finalizing the design of a randomized, double-blind placebo-controlled Phase 2 trial of RTA 901 in patients with diabetic peripheral neuropathic pain and are re-evaluating the timing to start the trial.

Bardoxolone in Patients with CKD Caused by Alport Syndrome

We received a Complete Response Letter (CRL) from the FDA in February 2022 with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. The CRL indicated the FDA cannot approve the NDA in its present form. We recently completed a Type C meeting to discuss the program with the FDA. While we have not yet received minutes from the meeting, based on the preliminary comments and subsequent discussion during the meeting, the Division reiterated its concerns included in the CRL. The Division stated that we will need a new trial in patients with Alport syndrome to demonstrate a clinically meaningful effect on the rate of loss of kidney function or, alternatively, show an effect on clinical outcomes, and that the benefits outweigh the risks. It also stated that we will need to provide data demonstrating that the treatment effect accrues over time to support a claim that bardoxolone slows the loss of kidney function in patients with Alport syndrome, although these results do not need to be statistically significant. We are considering our next steps for the Alport syndrome program.

In October 2021, we submitted an MAA to the EMA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. In the first quarter of 2022, we received the 120-day list of questions from the EMA and submitted responses in the third quarter. We received the Rapporteurs Day-150 Joint Committee for Medicinal Products for Human Use (CHMP) and the Pharmacovigilance Risk Assessment Committee (PRAC) response assessment report which contains comments on our responses. The assessment includes two major objections that preclude the recommendation of marketing authorization, in addition to a list of other concerns that must be addressed. The first major objection pertains to the uncertainty of whether there are additional major and/or active plasma metabolites that require additional in vivo, in vitro, and human metabolite studies to evaluate the metabolism of bardoxolone methyl. The second major objection pertains to the uncertainties regarding clinical safety, including a potential negative effect on renal function associated with long-term bardoxolone treatment. We recently received the draft CHMP Day 180 list of outstanding issues which indicates that the MAA will not be approvable based on major objections identified. We expect to receive the 180-day list of outstanding issues before year end and will determine next steps with the application after receipt of this final report.

Bardoxolone in Patients with Autosomal Dominant Polycystic Kidney Disease (ADPKD)

We are currently enrolling patients in FALCON, a Phase 3, international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD, randomized one-to-one to active drug or placebo. FALCON is enrolling 850 patients in a broad range of ages with an estimated glomerular filtration rate (eGFR) between 30 and 90 mL/min/1.73 m2. The primary endpoint is eGFR change from baseline at Week 108 (8 weeks after planned drug discontinuation at Week 100). More than 605 patients are currently enrolled in the trial.

Background: Our Programs

The following chart outlines each of our programs by indication and phase of development:

1NDA accepted for filing in May 2022, granted Priority Review, and assigned a PDUFA date of November 30, 2022. In the third quarter of 2022, we submitted additional data and analyses to the FDA, which was determined to be a major amendment to our NDA, and the FDA extended the PDUFA date to February 28, 2023.

2DPNP: Diabetic peripheral neuropathic pain.

3On February 25, 2022, we received a CRL from the FDA. We recently completed a Type C meeting to discuss the program and we are considering our next steps for the Alport syndrome program. The MAA in the European Union is under review.

4AYAME trial conducted in Japan by our strategic collaborator in CKD, Kyowa Kirin. Kyowa Kirin expects the last patient visit to occur in the second half of 2022 with topline data available in the first half of 2023.

5Based on the outcome of AYAME and FALCON trials, and our discussions with the FDA regarding the bardoxolone program, we will decide future development plans for bardoxolone in additional forms of CKD.

Programs in Neurological Diseases

We are developing omaveloxolone for the treatment of patients with Friedreich’s ataxia, an inherited, debilitating, and degenerative neuromuscular disorder that is usually diagnosed during adolescence and can ultimately lead to premature death. In May 2022, the FDA accepted for filing our NDA for omaveloxolone for the treatment of patients with Friedreich’s ataxia and granted Priority Review. The NDA is currently under review and the FDA has assigned a PDUFA date of February 28, 2023.

Because mitochondrial dysfunction is a key feature of many neurological diseases, we believe omaveloxolone may be broadly applicable to treat neurological diseases by activating Nrf2 to normalize and improve mitochondrial function and adenosine triphosphate (ATP) production. We plan to pursue the development of omaveloxolone and our other Nrf2 activators for one or more additional neurological diseases.

We are also developing RTA 901 for the treatment of neurological diseases. RTA 901 is a highly potent and selective C-terminal modulator of Hsp90, which has a critical role in mitochondrial function, protein folding, and inflammation. RTA 901 has demonstrated profound efficacy in a wide range of animal models of neurological disease, including diabetic neuropathy, neuroinflammation, and neuropathic pain. We are finalizing the design of a randomized, double-blind, placebo-controlled Phase 2 trial of RTA 901 in patients with diabetic peripheral neuropathic pain and are re-evaluating the timing to start the trial.

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

Diagnosis of Friedreich’s ataxia typically occurs by genetic testing, and most people with Friedreich’s ataxia are diagnosed in their teens and early twenties. Patients with Friedreich’s ataxia experience progressive loss of coordination, muscle weakness, and fatigue that commonly results in motor incapacitation, with patients requiring a wheelchair in their twenties. The mean age of death for patients with Friedreich’s ataxia is in the mid-thirties. Childhood-onset Friedreich’s ataxia can occur as early as age five, is more common than later-onset Friedreich’s ataxia, and normally involves more rapid disease progression. Currently, there are no approved therapies for the treatment of Friedreich’s ataxia.

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

The FDA acknowledged the unmet need of patients with Friedreich’s ataxia, reiterated its commitment to facilitate the development of omaveloxolone within the constraints of the regulatory standards, and emphasized its willingness to consider all available options to meet the regulatory standards. In order to support a regulatory pathway of a single adequate and well-controlled clinical study plus confirmatory evidence for approval, we engaged with the FDA to determine what additional confirmatory evidence they would consider to support an NDA submission and approval. The FDA subsequently requested a Delayed-Start Analysis.

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

In November 2021, the FDA granted omaveloxolone Fast Track Designation for the treatment of Friedreich’s ataxia, providing eligibility for FDA programs such as Priority Review and rolling submission of the NDA, if relevant criteria are met. The FDA granted our request for a rolling submission, and, in March 2022, we completed submission of the NDA. In May 2022, the FDA accepted our NDA for filing and granted Priority Review Designation. The FDA advised us that it was planning to hold an advisory committee meeting to discuss the application and assigned a PDUFA date of November 30, 2022.

In the third quarter of 2022, we completed a Mid-Cycle Communication Meeting with the FDA. As is customary with the review of all NDAs, the FDA may identify other issues, and it may request additional information as it continues to review the NDA. The FDA stated that it had not identified any new significant issues, but it continued to have concerns regarding the strength of the efficacy evidence. Following the meeting we submitted an updated Delayed-Start Analysis of the MOXIe Extension study using a March 2022 data cut-off (see “Results from March 2022 Data Cut-Off of Delayed-Start Analysis of the MOXIe Extension” below), a new Propensity-Matched Analysis of MOXIe Extension data using patient data from the Clinical Outcome Measures in Friedreich’s Ataxia Study (FA-COMS) as controls (see “Post Hoc Propensity-Matched Analysis of MOXIe Extension” below), and an analysis of the relevance of Nrf2, the target of omaveloxolone, to the pathophysiology of Friedreich’s ataxia (see “Mechanistic

Validation of Nrf2 Target Biomarkers in Friedreich’s Ataxia” below). The FDA determined that these submissions were a major amendment to our NDA.

As previously reported, we identified a specific data entry error in certain mFARS assessments at one of the MOXIe trial sites. We have determined that these errors had a negligible impact on the results of MOXIe Part 2, the Delayed-Start Analysis, and the Propensity-Matched Analysis. We have submitted a report and updated data sets and analyses to the FDA explaining the issue and the negligible impact on the studies.

The FDA extended the PDUFA date by three months to provide time for a full review of the new data and analyses. The updated PDUFA date for the application is February 28, 2023. The FDA continues to review all these submissions.

We recently completed a Late-Cycle Meeting with the FDA. The purpose of the Late-Cycle Meeting is for the FDA to discuss any substantive issues identified, and the Division’s objectives for the remainder of the review. The meeting does not address the final regulatory decision for the NDA. While we have not received formal minutes from the FDA, in the preliminary agenda for, and during, the Late-Cycle Meeting, the FDA stated that they continue to review the analyses and data included in the recent NDA submissions. The FDA made no request for additional data or analyses but stated that additional data may be requested as reviews are ongoing. The FDA confirmed that no information requests were outstanding. The FDA reiterated that they do not currently plan to hold an advisory committee meeting.

The FDA stated that no issues related to risk management have been identified to date. During the meeting, the FDA indicated that post-marketing requirements and label review are ongoing. With respect to post-marketing requirements and commitments, FDA stated that if omaveloxolone is approved, they anticipate requiring a drug-drug interaction trial with CYP3A4 modulators, a thorough QT trial, and an evaluation of pregnancy outcomes. FDA stated that other post-marketing requirements and commitments may be considered depending on the findings of the review. With respect to label review, during the meeting we noted that the original proposed label language did not reflect the data and analyses included in the amendments to the NDA and that we have updated it in connection with the planned filing of our MAA in Europe later this year. We committed to submit the updated proposed label language to the NDA. The FDA indicated that post-marketing requirements and label comments will be communicated in early in 2023.

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

Results of this analysis demonstrated that the between-group difference in mFARS observed at the end of the placebo-controlled MOXIe Part 2 period (least squares (LS) mean difference = -2.25 ± 1.07) was preserved at MOXIe Extension Week 72 in the delayed-start period (LS mean difference = -3.51 ± 1.45). Consistent with a persistent treatment effect on disease, the upper limit of the 90% confidence interval (CI) for the difference estimate was less than zero (-0.615), meeting the threshold for demonstrating significant evidence of non-inferiority.

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

MOXIe Extension Annualized mFARS Change per Year (± SE)

mFARS Change per Year
Omav-to-Omav (n=34)	0.27 ± 0.59
Placebo-to-Omav (n=39)	0.45 ± 0.38
Difference	-0.18± 0.67 p=0.79

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

Results from March 2022 Data Cut-Off of Delayed-Start Analysis of the MOXIe Extension (Submitted to FDA in the Third Quarter of 2022)

In the third quarter we submitted an update to the Delayed-Start Analysis to the FDA using a data cut-off in March 2022. In this updated analysis 63 of 73 patients from MOXIe Part 2 without severe pes cavus who enrolled into MOXIe Extension had at least 120 weeks of exposure in MOXIe Extension, and 40 of these patients had at least 144 weeks of exposure in the MOXIe Extension.

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

Post Hoc Propensity-Matched Analysis of MOXIe Extension (Submitted to FDA in the Third Quarter of 2022)

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

In the pivotal MOXIe Part 2, omaveloxolone-treated patients had experienced a reduction (i.e., an improvement) in mFARS score relative to the placebo group. The MOXIe Extension patients from the Primary Placebo-to-Omaveloxolone Population were essentially treatment-naïve at the time of entry into MOXIe Extension. After initiation of omaveloxolone treatment, at Year 1 this group experienced an improvement of neurologic function (as assessed by mFARS) relative to baseline. At Year 1, the treatment difference (-2.75 mFARS points; nominal p=0.0035) was similar in magnitude to the pivotal MOXIe Part 2 treatment difference in the primary analysis population (i.e., the Full Analysis Set) at Week 48 (-2.40 mFARS points).

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

In the Primary Omaveloxolone-to-Omaveloxolone Population, the treatment effect favored omaveloxolone treated patients relative to FA-COMS external controls at Year 1 and Year 2. A smaller difference between treatment groups was observed at Year 1 in the Omaveloxolone-to-Omaveloxolone Population than in the Placebo-to-Omaveloxolone Population. The MOXIe Extension patients in the Omaveloxolone-to-Omaveloxolone Population did not experience an improvement from baseline likely because they were in their second year of treatment with active drug. Of note, this group did experience persistence of benefit relative to the matched FA-COMS external control. The Omaveloxolone-to-Omaveloxolone Population represents the patients treated for the longest total duration, having previously received omaveloxolone in MOXIe Part 2. The treatment effect favored MOXIe Extension at each visit and consistently increased over time in this population in comparison to the FA-COMS external control group.

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

Mechanistic Validation of Nrf2 Target Biomarkers in Friedreich’s Ataxia (Submitted to FDA in the Third Quarter of 2022)

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

Regulatory Interactions in Europe

We have received a positive opinion from the Pediatric Committee on our Pediatric Investigation Plan with a commitment to seek scientific advice for additional input on the protocol design, and we also received EMA Follow-Up Protocol Assistance feedback regarding our nonclinical and CMC programs. The EMA feedback indicated that there were no identified impediments to our planned MAA submission and included agreement that certain nonclinical studies, including 2-year carcinogenicity study data, may be submitted after approval. We recently complete the Pre-Submission meeting and plan to submit an MAA to the EMA for omaveloxolone this year.

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

We completed a Phase 1 SAD/MAD trial of oral, once-daily RTA 901 in healthy adult volunteers to evaluate the safety, tolerability, and pharmacokinetic (PK) profile. The PK was approximately dose-proportional up to the highest doses evaluated with a half-life ranging from two to nine hours. Human exposures easily exceeded the exposures necessary for efficacy in multiple animal models. No safety or tolerability concerns were reported. In the third quarter of 2022, we completed additional Phase 1 clinical pharmacology studies of RTA 901, including a drug-drug interaction study which demonstrated an acceptable profile. We are finalizing the design of a randomized, double-blind placebo-controlled Phase 2 trial of RTA 901 in patients with diabetic peripheral neuropathic pain and are re-evaluating the timing to start the trial. We are the exclusive licensee of RTA 901 and have worldwide commercial rights.

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

On February 25, 2022, we received a CRL from the FDA with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. The CRL indicated that the FDA cannot approve the NDA in its present form. Based on its review, the FDA concluded that it does not believe the submitted data demonstrates that bardoxolone is effective in slowing the loss of kidney function in patients with Alport syndrome and reducing the risk of progression to kidney failure and requested additional data to support the efficacy and safety of bardoxolone. Their conclusion was based on efficacy and safety concerns primarily set forth in the FDA’s briefing book and discussed at the Cardiovascular and Renal Drugs Advisory Committee meeting held on December 8, 2021.

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

We recently completed a Type C meeting to discuss the program with the FDA. While we have not yet received minutes from the meeting, based on the preliminary comments and subsequent discussion during the meeting, the Division reiterated its concerns included in the CRL. The Division stated that we will need a new trial in patients with Alport syndrome to demonstrate a clinically meaningful effect on the rate of loss of kidney function or, alternatively, show an effect on clinical outcomes, and that the benefits outweigh the risks. It also stated that we will need to provide data demonstrating that the treatment effect accrues over time to support a claim that bardoxolone slows the loss of kidney function in patients with Alport syndrome, although these results do not need to be statistically significant. We are considering our next steps for the Alport syndrome program.

In October 2021, we submitted an MAA to the EMA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. In the first quarter of 2022, we received the 120-day list of questions from the EMA and submitted responses in the third quarter. We received the Rapporteurs Day-150 CHMP and PRAC response assessment report which contains comments on our responses. The assessment includes two major objections that preclude the recommendation of marketing authorization, in addition to a list of other concerns that must be addressed. The first major objection pertains to the uncertainty of whether there are additional major and/or active plasma metabolites that require additional in vivo, in vitro, and human metabolite studies to evaluate the metabolism of bardoxolone methyl. The second major objection pertains to the uncertainties regarding clinical safety, including a potential negative effect on renal function associated with long-term bardoxolone treatment. We recently received the draft CHMP Day 180 list of outstanding issues which indicates that the MAA will not be approvable based on major objections identified. We expect to receive the 180-day list of outstanding issues before year end and will determine next steps with the application after receipt of this final report.

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

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo. FALCON is enrolling 850 patients in a broad range of ages, with an eGFR between 30 and 90 mL/min/1.73 m2. The primary endpoint of the study is the off-treatment eGFR change from baseline at Week 108 (eight weeks after planned drug discontinuation at Week 100). All patients will be asked to return at Week 108 independent of the time of study drug discontinuation. The secondary endpoint is the eGFR change from baseline at Week 100. More than 605 patients are currently enrolled in the trial.

In the first quarter of 2022, we finalized a protocol amendment to FALCON, and we have now secured approval of the amendment with the relevant health authorities. The major protocol amendment modifications include changing the primary endpoint of off-treatment eGFR change from baseline at Week 52 (or four weeks after drug discontinuation in Year 1) to eGFR change from baseline at Week 108 (eight weeks after planned drug discontinuation at Week 100).

AYAME Trial in Diabetic CKD Conducted by Kyowa Kirin

Upon completion of Kyowa Kirin’s Phase 2 TSUBAKI trial of bardoxolone in patients with Stage 3 and 4 diabetic CKD in Japan, and after discussions with the Pharmaceuticals and Medical Devices Agency, Kyowa Kirin initiated a Phase 3 outcomes trial called AYAME in patients with Stage 3 or 4 diabetic CKD in Japan. The primary endpoint is time to onset of a ≥ 30% decrease in eGFR from baseline or ESKD. The secondary endpoints are time to onset of a ≥ 40% decrease in eGFR from baseline or ESKD, time to onset of a ≥ 53% decrease in eGFR from baseline or ESKD, time to onset of ESKD, and change in eGFR from baseline at each evaluation time point. Kyowa Kirin completed patient enrollment in AYAME in June 2019 and expects the last patient visit to occur in the second half of 2022 with topline data available in the first half of 2023.

United States Commercial Readiness

We have advanced commercial launch preparations in the United States and are building the infrastructure necessary to support the commercialization of omaveloxolone for the treatment of Friedreich’s ataxia, if and when we receive regulatory approval.

Our ability to launch omaveloxolone is dependent on the successful defense of an NDA and approval by the FDA. Our leadership team is in place to support our core commercial functions including Marketing, Market Access, Sales and Operations. Infrastructure development, including systems and processes necessary for the launch of omaveloxolone are also underway. We have designed patient access programs and our product distribution network. The payer field team has been hired and deployed. Hiring of the sales leadership team is underway and we intend to onboard our sales organization and reimbursement specialists in the first quarter of 2023, pending regulatory advancement. We have identified the health care providers currently treating Friedreich’s ataxia patients. Customer targeting and segmentation is complete, and our branded launch campaign development is underway. Additionally, we are expanding quality and compliance functions to support commercialization. A trade name for omaveloxolone has been selected.

We continue to work on completing the manufacturing of omaveloxolone’s commercial drug supply, in anticipation of a launch in the United States.

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

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials. We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and Kyowa Kirin, from sales of our securities, secured loans, and a strategic financing from BXLS. We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and Kyowa Kirin, from the Development Agreement with BXLS, and from reimbursements of expenses under the terms of our agreement with Kyowa Kirin. We have incurred losses in each year since our inception, other than in 2014. As of September 30, 2022, we had $31.9 million of cash and cash equivalents, marketable debt securities of $404.0 million and an accumulated deficit of $1,482.0 million. We continue to incur significant research and development and other expenses related to our ongoing operations. Despite contractual product development commitments and the potential to receive future payments from Kyowa Kirin, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize our product candidates. If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales. Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. From our inception through September 30, 2022, we have incurred a total of $1,212.5 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone. We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidates portfolio. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

Research and development expenses include:

•
expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
•
expenses incurred under contract research agreements and other agreements with third parties;
•
employee and consultant-related expenses, which include salaries, benefits, travel, and stock-based compensation;
•
laboratory and vendor expenses related to the execution of preclinical studies and clinical trials;
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

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	(in thousands)
Bardoxolone	$8,015	$13,634	$22,432	$40,000
Omaveloxolone	9,591	3,475	24,472	6,429
RTA 901	3,089	1,164	6,722	4,991
Other research and development expenses	22,790	21,157	68,994	62,957
Total research and development expenses	$43,485	$39,430	$122,620	$114,377

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021 (unaudited)

The following table sets forth our results of operations for the three months ended September 30:

	2022	2021	Change $	Change %
	(in thousands, except for percentage data)
Collaboration revenue
License and milestone	$—	$5,529	$(5,529)	(100)
Other revenue	540	1,862	(1,322)	(71)
Total collaboration revenue	540	7,391	(6,851)	(93)
Expenses
Research and development	43,485	39,430	4,055	10
General and administrative	27,270	25,736	1,534	6
Depreciation	272	320	(48)	(15)
Total expenses	71,027	65,486	5,541	8
Other income (expense), net	(8,515)	(13,751)	5,236	38
Loss before taxes on income	(79,002)	(71,846)	(7,156)	(10)
Benefit from (provision for) taxes on income	—	—	—	**
Net loss	$(79,002)	$(71,846)	$(7,156)	(10)

** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 0% and 75% of total revenue for the three months ended September 30, 2022 and 2021, respectively. License and milestone revenue decreased by 100%, primarily due to the Company reaching the end of the performance obligation of the Kyowa Kirin Agreement as of June 30, 2022.

Other revenue decreased in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a decrease in reimbursements of expenses from Kyowa Kirin for manufacturing and non-clinical study expenses incurred.

Expenses

The following table summarizes our expenses, including as a percentage of total expenses, for the three months ended September 30:

	2022	% of Total Expenses	2021	% of Total Expenses
	(in thousands, except for percentage data)
Research and development	$43,485	61%	$39,430	60%
General and administrative	27,270	38%	25,736	39%
Depreciation	272	1%	320	1%
Total expenses	$71,027		$65,486

Research and Development Expenses

Research and development expenses increased by $4.1 million, or 10%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase is due to personnel and personnel-related costs to support the product development activities.

Research and development expenses, as a percentage of total expenses, was 61% and 60% for the three months ended September 30, 2022 and 2021, respectively. The increase of 1% was due to the proportionately larger increase in research and development expenses, compared to general and administrative expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, or 6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to rent expense related to the new headquarters building lease that commenced in December 2021.

General and administrative expenses, as a percentage of total expenses, was 38% and 39%, for the three months ended September 30, 2022 and 2021, respectively. The decrease of 1% was due to the proportionately larger increase in research and development expenses, compared to general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net decreased by $5.2 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily due to a $1.7 million decrease of interest expense attributable to the payable to AbbVie under to the Reacquisition Agreement, which was fully satisfied in 2021, by a $1.3 million decrease in effective interest rate in non-cash interest expense on liability related to the sale of future royalties, and by a $2.2 million increase in interest income generated from marketable debt securities.

Benefit from (Provision for) Taxes on Income

Benefit from taxes on income for the three months ended September 30, 2022 remained consistent when compared to the three months ended September 30, 2021.

Results of Operations

Comparison of the Nine Months Ended September 30, 2022 and 2021 (unaudited)

The following table sets forth our results of operations for the nine months ended September 30, 2022:

	2022	2021	Change $	Change %
	(in thousands, except for percentage data)
Collaboration revenue
License and milestone	$1,648	$7,127	$(5,479)	(77)
Other revenue	568	3,430	(2,862)	(83)
Total collaboration revenue	2,216	10,557	(8,341)	(79)
Expenses
Research and development	122,620	114,377	8,243	7
General and administrative	77,254	68,440	8,814	13
Depreciation	853	880	(27)	(3)
Total expenses	200,727	183,697	17,030	9
Other income (expense), net	(27,858)	(39,530)	11,672	30
Loss before taxes on income	(226,369)	(212,670)	(13,699)	(6)
Benefit from (provision for) taxes on income	(30)	669	(699)	**
Net loss	$(226,399)	$(212,001)	$(14,398)	(7)

** Percentage not meaningful

Revenue

License and milestone revenue represented approximately 74% and 68% of total revenue for the nine months ended September 30, 2022 and 2021, respectively, and consisted of the recognition of Kyowa Kirin deferred revenue. License and milestone revenue decreased by $5.5 million, or 77% during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the achievement of a regulatory milestone in July 2021, variable consideration previously considered constrained, under the Kyowa Kirin Agreement.

Other revenue decreased by $2.9 million, or 83%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a decrease in reimbursements of expenses from Kyowa Kirin for manufacturing and non-clinical study expenses incurred.

Expenses

The following table summarizes our expenses, including as a percentage of total expenses, for the nine months ended September 30:

	2022	% of Total Expenses	2021	% of Total Expenses
	(in thousands, except for percentage data)
Research and development	$122,620	61%	$114,377	62%
General and administrative	77,254	38%	68,440	37%
Depreciation	853	1%	880	1%
Total expenses	$200,727		$183,697

Research and Development Expenses

Research and development expenses increased by $8.2 million, or 7% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to increased personnel and personnel-related costs to support the product development activities.

Research and development expenses, as a percentage of total expenses, was 61% and 62% for the nine months ended September 30, 2022 and 2021, respectively. The decrease of 1% was due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $8.8 million, or 13%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to rent expense related to the new headquarters building lease that commenced in December 2021.

General and administrative expenses, as a percentage of total expenses, was 38% and 37%, for the nine months ended September 30, 2022 and 2021, respectively. The increase of 1% was due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net decreased by $11.7 million for the nine months ended September 30, 2022,compared to the nine months ended September 30, 2021. The decrease was primarily due to a $5.2 million decrease of interest expense attributable to the payable to AbbVie under to the Reacquisition Agreement, which was fully satisfied in 2021, by a $3.5 million decrease in effective interest rate in non-cash interest expense on liability related to the sale of future royalties, and by a $3.0 million increase in interest income generated from marketable debt securities.

We periodically reassess the expected royalty payments under the Development Agreement, and to the extent such payment is greater or less than the initial estimate, we adjust the amortization. Based on our review in the first quarter of 2022, we lowered our previous estimate of future sales for which royalties will be paid. Accordingly, we have prospectively adjusted and recognized lower non-cash interest expense for the nine months ended September 30, 2022.

Benefit from (Provision for) Taxes on Income

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, taxes increased by $0.7 million, primarily related to benefit recognized in 2021 from interest earned on tax refunds related to CARES Act.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, the sale of royalty interests, and secured loans. Through September 30, 2022, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $785.0 million from payments under license and collaboration agreements. We also obtained $1,222.1 million in net proceeds from our initial public offering, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, and $299.0 million in net proceeds from the sale of future royalties under the Development Agreement. We have not generated any revenue from the sale of any products. As of September 30, 2022, we had available cash and cash equivalents of approximately $31.9 million and marketable debt securities of $404.0 million. Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the nine months ended September 30:

	2022	2021
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(153,841)	$(112,769)
Investing activities	(405,670)	(1,136)
Financing activities	1,171	8,967
Net change in cash and cash equivalents	$(558,340)	$(104,938)

Operating Activities

Net cash used in operating activities was $153.8 million for the nine months ended September 30, 2022, consisting primarily of a net loss of $226.4 million adjusted for non-cash items including stock-based compensation expense of $43.8 million, non-cash interest expense on liability related to sale of future royalty of $30.8 million, and a net decrease in operating assets and liabilities of $1.7 million. The change in operating assets and liabilities that impacted our use of cash in operations include a decrease of $6.2 million in accounts payable due to timing of payments, and a increase of $2.9 in prepaids and other assets, and a decrease of $1.6 million in deferred revenue, offset by an increase of $2.5 million in direct research and other current and long-term liabilities and a $6.7 million increase in operating lease obligations.

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

Investing Activities

Net cash used in investing activities was $405.7 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase is due to the purchase of $477.8 million in marketable debt securities during the period, offset by cash received from maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $1.2 million and $9.0 million for the nine months ended September 30, 2022 and 2021, respectively, primarily consisting of stock options exercises.

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
•
The initial term of the lease is 16 years, with up to ten years of extension at our option. The annual base rent payment, which began in June 2022, will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million. Beginning in the third lease year, the base rent will increase 1.95% per annum each year. In addition to the annual base rent, we will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

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

Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings, loans, royalty financings, and collaboration or license transactions. Recent and continued volatility in global financial markets may reduce our ability to access capital, which could negatively affect our liquidity. Additional capital may not be available on reasonable terms, if at all. Furthermore, the recent rise in interest rates would make debt financing more expensive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness or obtain royalty financing, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt or royalty financing could be secured by some or all of our assets. Any of these events could significantly harm our business, financial condition, and prospects. For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Contractual Obligations and Commitments

We have various contractual obligations and other commitments that require payments at certain specified periods. The following table summarizes our contractual obligations and commitments as of September 30, 2022 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	6 years and beyond	Total
	(unaudited, in thousands)
Operating lease obligations(1)	$13,637	$17,865	$28,101	$172,571	$232,174
Total contractual obligations	$13,637	$17,865	$28,101	$172,571	$232,174

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

Clinical Trials

As of September 30, 2022, we have several on-going clinical trials in various stages. Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $31.9 million and marketable debt securities of $404.0 million at September 30, 2022, primarily invested in U.S. government treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general U.S. interest rates, particularly if our investments are in short-term securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate and hypothetical increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Second Amended and Restated Bylaws, dated as of December 7, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on December 7, 2016).

10.1*	Reata Pharmaceuticals, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's S-8 (File No.333-267755), filed with the SEC on October 5, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-1d4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: November 8, 2022	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Chief Operating Officer, Chief Financial Officer, and President