Form 10-K
period 2022-12-31
REATA PHARMACEUTICALS INC
filed 2023-02-24
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A Common Stock on The Nasdaq Stock Market on June 30, 2022, was $834,215,802.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2023 was 32,100,478 shares of Class A Common Stock and 4,625,445 shares of Class B Common Stock.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 7, 2023, are incorporated by reference into Part III of this Report.

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

RISK FACTOR SUMMARY

Below is a summary of the material risk factors that make an investment in our Class A common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in Item 1A “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K, before making investment decisions regarding our Class A common stock.

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
•
The receipt of a complete response letter (CRL) from the United States Food and Drug Administration (FDA) with respect to the New Drug Application (NDA) for bardoxolone in patients with chronic kidney disease (CKD) caused by Alport syndrome puts our entire bardoxolone platform at risk; there is a high degree of risk that bardoxolone will not be approved for any indication in the United States or elsewhere.
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
•
If we, our collaborators, or our third-party manufacturers cannot manufacture our product candidates or products at sufficient yields, quantities, or quality, we may experience delays in development, regulatory approval, and commercialization.
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
•
Third-party payors may require certain data or other conditions to be met, including evidence of continuing clinical benefit to patients, to obtain reauthorization for reimbursement. However, this data may be unavailable, or the criteria may not be met, in which case coverage and reimbursement may cease.
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
•
If our product candidates obtain marketing approval, we will be subject to more extensive healthcare laws, regulation, and enforcement, including recent U.S. healthcare reform and other changes, and our failure to comply with those laws and similar foreign laws could have a material adverse effect on our results of operations and financial condition.
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

DEFINED TERMS

Unless the context requires otherwise, references to “Reata,” “the Company,” “we,” “us,” or “our” in this 2022 Form 10-K refer to Reata Pharmaceuticals, Inc. and its subsidiaries. We also have used several other terms in this 2022 Form 10-K, most of which are explained or defined below.

Abbreviated Term	Defined Term
2017 Tax Act	Tax Cuts and Jobs Act of 2017
3PLs	Third-party logistics providers
AbbVie	AbbVie Inc.
ADL	Activities of Daily Living
ADPKD	Autosomal dominant polycystic kidney disease
AE	Adverse event
AIA	Leahy-Smith America Invents Act
ALS	Amyotrophic lateral sclerosis
ANDA	Abbreviated new drug application
ARB	Angiotensin receptor blockers
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATP	Adenosine triphosphate
bardoxolone	Bardoxolone methyl
BXLS	Blackstone Life Sciences, LLC
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CGIC	Clinical global impression of change
Cemdomespib	Previously referred to as RTA 901
CGMP	Current good manufacturing practice
CKD	Chronic kidney disease
CMC	Chemistry manufacturing controls
CMO	Contract manufacturing organization
CMS	Center for Medicare and Medicaid Services
the Code	Internal Revenue Code of 1986, as amended
COSO framework	Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
CRL	Complete response letter
COVID-19	Coronavirus disease
CPA	Certified Public Accountant
Credits	Tax credits
CRO	Contract research organization
CTA	clinical trial application
CTD-PAH	Pulmonary arterial hypertension associated with connective tissue disease
CVD	Cardiovascular disease
Dartmouth	The Trustees of Dartmouth College
DOJ	United States Department of Justice
DPN	Diabetic peripheral neuropathy
DPNP	Diabetic peripheral neuropathic pain
DSCSA	Drug Supply Chain Security Act
DSMB	Data safety monitoring board
EC	European Commission
eGFR	Estimated glomerular filtration rate
EMA	European Medicines Agency
ESKD	End-stage kidney disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FA-COMS	Clinical Outcome Measures in Friedreich’s Ataxia Study
FASB	Financial Accounting Standards Board
FCPA	Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977
FDA	United States Food and Drug Administration
FFDCA	Federal Food, Drug, and Cosmetic Act
FSA	Flexible spending account
FSGS	Focal segmental glomerulosclerosis
GBM	Glomerular basement membrane
GCP	Good clinical practice
GDPR	General Data Protection Regulation
GFR	Glomerular filtration rate
GGT	Gamma-glutamyl transferase
GLP	Good laboratory practice
HDL	High-density lipoprotein
HHS	United States Department of Health and Human Services

Abbreviated Term	Defined Term
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IgAN	IgA nephropathy
IND	Investigational new drug
IPO	Initial public offering
IPR	Inter partes review
IRA	Inflation Reduction Act of 2022
IRB	Institutional review board
ITT	Intent to treat
Kyowa Kirin	Kyowa Kirin Co., Ltd. (formerly KHK or Kyowa Hakko Kirin Co., Ltd.)
LTIP Plan	Second Amended and Restated Long Term Incentive Plan
MAA	Marketing Authorization Application
MAD	Multiple ascending dose
MD Anderson	The University of Texas MD Anderson Cancer Center
mFARS	Modified Friedreich’s Ataxia Rating Scale
MHRA	United Kingdom Medicines and Healthcare Products Regulatory Agency
MMRM	Mixed-model Repeated Measures
NCE	New chemical entity
NDA	New Drug Application
NIH	National Institute of Health
NOL	Net operating loss
PAH	Pulmonary arterial hypertension
PCAOB	Public Company Accounting Oversight Board
PD	Pharmacodynamic
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
PGIC	Patient global impression of change
PK	Pharmacokinetic
PMDA	Pharmaceutical and Medical Devices Agency of Japan
PPACA	Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010
PREA	Pediatric Research Equity Act
PTAB	Patent Trial and Appeal Board
Registrational or pivotal trial

An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required

REMS	Risk evaluation and mitigation strategy
ROS	Reactive oxygen species
RSU	Restricted stock units
SaaS	Software as a service
SAD	Single ascending dose
SAE	Serious adverse event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933
T2D	Type 2 diabetic
TGA	Australian Therapeutic Goods Administration
TEAE	Treatment-emergent adverse effect
T1D CKD	Type 1 diabetic CKD
T2D CKD	Type 2 diabetic CKD
University of Kansas	University of Kansas and the University of Kansas Medical Center
USPTO	The United States Patent and Trademark Office

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better. We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies. Our lead programs are omaveloxolone in a rare neurological disease called Friedreich’s ataxia (FA) and bardoxolone in rare forms of CKD. Both of our lead product candidates activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation. Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe omaveloxolone, bardoxolone, and our other Nrf2 activators have many potential clinical applications. We possess exclusive, worldwide rights to develop, manufacture, and commercialize omaveloxolone, bardoxolone, and our other Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin Co., Ltd. (Kyowa Kirin). In addition, we are developing cemdomespib (previously refer to as RTA 901), the lead product candidate from our Hsp90 modulator program, in neurological indications. We are the exclusive licensee of cemdomespib and have worldwide commercial rights.

Programs in Neurological Diseases

Omaveloxolone for Friedreich’s Ataxia

FA is an inherited, debilitating, and degenerative neuromuscular disorder that is typically diagnosed during adolescence and can ultimately lead to premature death. Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation, wheelchair reliance, and eventually death. Symptoms generally first occur in children, with patients requiring a wheelchair by their teens or early-20s and generally dying in their mid-30s. FA affects approximately 6,000 patients in the United States and 22,000 individuals globally. According to a recent insurance claim analysis, we estimate that there are approximately 5,000 patients diagnosed with FA in the United States. There are currently no approved therapies to treat FA. The U.S. Food and Drug Administration (FDA) has granted Fast Track Designation, Orphan Drug Designation, and Rare Pediatric Disease Designation to omaveloxolone for the treatment of FA. The European Commission (EC) has granted Orphan Drug Designation to omaveloxolone for the treatment of FA.

In March 2022, we completed a rolling submission of an NDA to the FDA for omaveloxolone for the treatment of patients with FA. In May 2022, the FDA accepted our NDA for filing and granted Priority Review. In the third quarter of 2022, we submitted an updated Delayed-Start Analysis of the MOXIe Extension study using a March 2022 data cut-off, a new Propensity-Matched Analysis of MOXIe Extension data using patient data from the Clinical Outcome Measures in Friedreich’s Ataxia Study (FA-COMS) as controls, and an analysis of the relevance of Nrf2, the target of omaveloxolone, to the pathophysiology of FA. The FDA determined that these submissions were a major amendment to our NDA. As previously reported, we identified a specific data entry error in certain mFARS assessments at one of the MOXIe trial sites. We have determined that these errors had a negligible impact on the results of MOXIe Part 2, the Delayed-Start Analysis, and the Propensity-Matched Analysis. We have submitted a report and updated data sets and analyses to the FDA explaining the issue and the negligible impact on the studies. Because our third quarter submission was considered a major amendment to our NDA, the FDA extended the Prescription Drug User Fee Act (PDUFA) date by three months to provide time for a full review of the new data and analyses. The FDA continues to review all these submissions.

In the fourth quarter of 2022, we completed a Late-Cycle Meeting with the FDA. The purpose of the Late-Cycle Meeting is for the FDA to discuss any substantive issues identified, and the Division’s objectives for the remainder of the review. The meeting does not address the final regulatory decision for the NDA. During the Late-Cycle Meeting and in written comments, the FDA stated that they continue to review the analyses and data included in the recent NDA submissions. The FDA made no request for additional data or analyses but stated that additional data may be requested as reviews are ongoing. The FDA confirmed that no information requests were outstanding. The FDA reiterated that they do not currently plan to hold an advisory committee meeting. The PDUFA date for the application is February 28, 2023.

If omaveloxolone is approved for the treatment of patients with FA, we are planning to engage with the FDA about possible label expansion for younger pediatric patients who are not included in the approved label.

We submitted a Marketing Authorization Application (MAA) for approval of omaveloxolone for the treatment of patients with FA in the fourth quarter of 2022. Prior to submission we had received a positive opinion from the Pediatric Committee on our Pediatric Investigation Plan. We also received European Medicines Agency (EMA) Follow-Up Protocol Assistance feedback regarding our nonclinical and chemistry, manufacturing and controls (CMC) programs. The EMA feedback indicated that there were no identified impediments to our planned MAA submission and included agreement that certain nonclinical studies, including 2-year carcinogenicity study data, may be submitted after approval.

Cemdomespib for Neurological Indications, Including Diabetic Peripheral Neuropathic Pain

We are developing cemdomespib, the lead product candidate from our Hsp90 modulator program, in neurological indications. We have observed favorable activity of cemdomespib in a range of preclinical models of neurological disease, including models of diabetic neuropathy, neuroinflammation, and neuropathic pain. We have completed a Phase 1 trial to evaluate the safety, tolerability, and pharmacokinetic (PK) profile of cemdomespib administered orally, once-daily in healthy adult volunteers. Cemdomespib was well tolerated in both single and multiple ascending dose (SAD and MAD) studies across all dose groups with no safety signals, drug discontinuations, or serious adverse events (SAEs). Additionally, we observed an acceptable PK profile with exposures greater than required for efficacy in preclinical animal models.

In the third quarter of 2022, we completed additional Phase 1 clinical pharmacology studies of cemdomespib, including a drug-drug interaction study which demonstrated an acceptable profile. We have finalized the design of a randomized, double-blind, placebo-controlled Phase 2 trial of cemdomespib in patients with diabetic peripheral neuropathic pain (DPNP) and plan to start the trial in the third quarter of 2023. We are the exclusive licensee of cemdomespib and have worldwide commercial rights.

Programs in Chronic Kidney Disease

We and our strategic collaborator, Kyowa Kirin, are developing bardoxolone for the treatment of CKD in multiple indications, including autosomal dominant polycystic kidney disease (ADPKD), CKD caused by Alport syndrome, and type 1 and 2 diabetic CKD. CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood. Declining kidney function leads to the buildup of high levels of waste products in the blood that cause the patient to suffer symptoms, such as nausea and fatigue, and develop complications including high blood pressure, anemia, weak bones, poor nutritional health, and nerve damage.

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

We are currently enrolling patients in FALCON, a Phase 3, international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD, randomized one-to-one to active drug or placebo. FALCON is enrolling 850 patients in a broad range of ages with an estimated glomerular filtration rate (eGFR) between 30 and 90 mL/min/1.73 m2. The primary endpoint is eGFR change from baseline at Week 108 (8 weeks after planned drug discontinuation at Week 100). More than 635 patients are currently enrolled in the trial.

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

In the first quarter of 2022, we received a Complete Response Letter (CRL) from the FDA with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. The CRL indicated the FDA cannot approve the NDA in its present form. In the fourth quarter of 2022, we completed a Type C meeting to discuss the program with the FDA. During the meeting and in written comments, the Division reiterated its concerns included in the CRL. The Division stated that we will need a new trial in patients with Alport syndrome to demonstrate a clinically meaningful effect on the rate of loss of kidney function or, alternatively, show an effect on clinical outcomes, and that the benefits outweigh the risks. It also stated that we will need to provide data demonstrating that the treatment effect accrues over time to support a claim that bardoxolone slows the loss of kidney function in patients with Alport syndrome, although these results do not need to be statistically significant.

In October 2021, we submitted an MAA to the EMA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. Based on the major objections and communication received from the EMA on our MAA concluding that our MAA application will not be approvable, we have withdrawn our MAA application.

We are considering our next steps for the Alport syndrome program.

Our Strategy

Our goal is to be a leader in the discovery, development, and commercialization of small-molecule therapies for the treatment of severe and life-threatening diseases. Our strategy includes the following key components:

Programs in Neurological Diseases

•
Work with the FDA as it completes the review of our NDA for omaveloxolone for the treatment of patients with FA and prepare for commercial launch in the United States;
•
Work with the EMA as it reviews our MAA for omaveloxolone for the treatment of patients with FA and prepare for commercial launch in Europe;
•
Initiate a phase 2 study of cemdomespib for the treatment of DPNP in the third quarter of 2023.

Programs in Chronic Kidney Disease

•
Pursue development of bardoxolone for patients with ADPKD;
•
Continue our efforts with regulatory agencies, seeking approval of bardoxolone for patients with CKD caused by Alport syndrome;
•
Based on the outcome of the AYAME and FALCON trials, and our discussions with regulatory agencies regarding the bardoxolone program, we will decide future development plans for bardoxolone in additional forms of CKD. AYAME is a Phase 3 study for the treatment of diabetic kidney disease that is being conducted by our strategic collaborator, Kyowa Kirin, in Japan, with topline results expected in the first half of 2023.

Other Clinical Programs

•
Continue to advance our other Nrf2 activators through preclinical studies into clinical development;
•
Leverage our multiple technologies and relationships to discover new molecules and explore preclinical proof of concept; and
•
Pursue business development opportunities to further expand our robust pipeline of drug candidates.

Our Pipeline

1NDA for omaveloxolone in the U.S. accepted for filing under Priority Review. PDUFA date extended to February 28, 2023, following submission of new data and analyses.

2On February 25, 2022, we received a CRL from the FDA. In the fourth quarter of 2022 we withdrew our MAA application in Europe. We are considering our next steps for the Alport syndrome program.

3AYAME study conducted in Japan by our strategic collaborator in CKD, Kyowa Kirin. Kyowa Kirin expects topline data to be available in the first half of 2023.

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

1 Inflammation and mitochondrial metabolism are closely associated. In many inflammatory diseases, mitochondrial metabolism becomes dysfunctional and is reprogrammed to suppress the production of ATP and increase the production of ROS.

2 Once released from the mitochondria, ROS amplify pro-inflammatory signaling pathways, such as NF-κB, and increase the production of cytokines such as TNFα, IL-1β, TGFβ, and IL-6. The persistent production of cytokines, impaired redox balance, and mitochondrial dysfunction contribute to chronic inflammation, which can ultimately lead to fibrosis and reduced organ function.

3 By binding to Keap1, omaveloxolone and bardoxolone stabilize Nrf2 and increase its activity. Nrf2 is a transcription factor that plays a key role in the resolution of inflammation by regulating the expression of genes involved in mitochondrial metabolism, redox balance, and cytokine production.

4 Nrf2 activation normalizes mitochondrial metabolism and increases ATP production. It also increases the expression of antioxidant enzymes and systems that work together to reduce the levels of ROS and restore redox balance.

5 By normalizing mitochondrial metabolism and restoring redox balance, Nrf2 inhibits pro-inflammatory signaling. In addition, Nrf2 directly suppresses the expression of pro-inflammatory cytokine genes by inhibiting their transcription.

Omaveloxolone and bardoxolone are Nrf2 activators that selectively bind to Keap1, a protein that governs the activity of Nrf2 in response to cellular stress. By binding to Keap1, omaveloxolone and bardoxolone stabilize Nrf2 and increase its activity. Since mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, Nrf2 activators, such as omaveloxolone, bardoxolone, and our other Nrf2 activators, may have many potential clinical applications. Omaveloxolone and bardoxolone have been extensively studied by many investigators. Their tissue-protective and therapeutic effects have been observed in many preclinical models and are associated with meaningful improvements in hallmarks of disease progression, such as inflammation, tissue remodeling, and fibrosis. Our Nrf2 activators are the subject of over 400 peer-reviewed publications and have been studied in over 50 preclinical animal models in which they have demonstrated anti-inflammatory, tissue-protective, or anti-fibrotic effects in the kidney, heart, brain, liver, lungs, vasculature, fat tissue, pancreas, bone marrow, intestines, eyes, spinal cord, prostate, inner ear, and skin.

Programs in Neurological Diseases

We are developing omaveloxolone for the treatment of patients with FA, an inherited, debilitating, and degenerative neuromuscular disorder that is usually diagnosed during adolescence and can ultimately lead to premature death. Because mitochondrial dysfunction is a key feature of many neuromuscular diseases, we believe Nrf2 activators may be broadly applicable to treat neurological diseases by activating Nrf2 to normalize and improve mitochondrial function and ATP production. In May 2022, the FDA accepted for filing our NDA for omaveloxolone for the treatment of patients with FA and granted Priority Review. The NDA is currently under review and the FDA has assigned a PDUFA date of February 28, 2023.

We are also developing cemdomespib for the treatment of neurological diseases. Cemdomespib is a highly potent and selective C-terminal modulator of Hsp90, which has a critical role in mitochondrial function, protein folding, and inflammation. Cemdomespib has demonstrated profound efficacy in a wide range of animal models of neurological disease, including diabetic neuropathy, neuroinflammation, and neuropathic pain. We have finalized the design of a randomized, double-blind, placebo-controlled Phase 2 trial of cemdomespib in patients with DPNP and plan to start the trial in the third quarter of 2023.

Omaveloxolone in Patients with Friedreich’s Ataxia

We are developing omaveloxolone for the treatment of patients with FA. Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, which commonly progresses to motor incapacitation and wheelchair reliance. Based on literature and proprietary research, we believe FA affects approximately 6,000 patients in the United States and 22,000 individuals globally. According to a recent insurance claim analysis, we estimate that there are approximately 5,000 patients diagnosed with FA in the United States. The FDA has granted Orphan Drug, Fast Track, and Rare Pediatric Disease Designations to omaveloxolone for the treatment of FA. The EC has granted Orphan Drug Designation in Europe to omaveloxolone for the treatment of FA.

Diagnosis of FA typically occurs by genetic testing, and most people with FA are diagnosed in their teens and early twenties. Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue that commonly results in motor incapacitation, with patients typically requiring a wheelchair in their twenties. The mean age of death for patients with FA is in the mid-thirties. Childhood-onset FA can occur as early as age five, is more common than later-onset FA, and normally involves more rapid disease progression. Currently, there are no approved therapies for the treatment of FA. Patients are usually given guidelines for certain lifestyle habits and are recommended to follow a diet that is low in iron and encouraged to take vitamins and supplements.

Rationale for Development of Omaveloxolone in Friedreich’s Ataxia

FA is typically caused by a trinucleotide repeat expansion in the first intron of the frataxin gene, which encodes the mitochondrial protein frataxin. Pathogenic repeat expansions can lead to impaired transcription and reduced frataxin expression, which can lead to mitochondrial iron overload and poor cellular iron regulation, increased sensitivity to oxidative stress, and impaired mitochondrial ATP production. Further, data demonstrate that Nrf2 signaling is significantly impaired in patients with FA and in animal models of the disease. In cultured cells, silencing frataxin gene expression suppresses Nrf2 expression and activity, suggesting that Nrf2 suppression is an early event that occurs when frataxin levels are insufficient. These data suggest that dysregulated Nrf2 signaling is a common early upstream event that contributes to mitochondrial dysfunction and redox imbalance in patients with FA.

In patients with FA, mitochondrial function is correlated with measures of neurologic function. Omaveloxolone has been shown in vitro to increase Nrf2 activity and restore mitochondrial function in fibroblasts isolated from patients with FA. Because impaired ATP production likely contributes to the progressive muscle weakness, decreased coordination, exercise intolerance, and fatigue, as well as other disease manifestations observed in patients with FA, we believe that Nrf2 activation by omaveloxolone may result in a clinical benefit to these patients.

MOXIe Part 2 Study Results

Part 2 of our Phase 2 trial, called MOXIe (MOXIe Part 2), was an international, multi-center, double-blind, placebo-controlled, randomized registrational study, that enrolled 103 patients with FA at 11 trial sites in the United States, Europe, and Australia. MOXIe Part 2 was one of the largest global, interventional trials ever completed in FA. Patients were randomized one-to-one to omaveloxolone or placebo. MOXIe Part 2 was completed in October 2019. The primary analysis population included patients without severe pes cavus (n=82), a musculoskeletal foot deformity that may interfere with the patient’s ability to perform some components of the neurological exam used to score the primary endpoint of the study. Safety analyses were evaluated in the all-randomized population (n=103).

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

Omaveloxolone treatment also demonstrated statistically significant evidence of efficacy in mFARS at Week 48 when the severe pes cavus patients were included in the analysis (the all-randomized population). In the all-randomized population, omaveloxolone treatment produced a statistically significant, placebo-corrected -1.93 point mean improvement in mFARS (n=103; p=0.034). Omaveloxolone treatment also improved several secondary endpoints included in the trial.

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

mFARS Outcomes Favored Omaveloxolone Over Placebo in Major Subgroups and All Analysis Populations

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

Improvements Observed in Several Efficacy Measures Assessed as Secondary Endpoints

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

In MOXIe Part 2, the overall rate of SAEs was low, with five patients in the omaveloxolone group and three patients in the placebo group reporting SAEs. No new safety signals were identified, and the reported SAEs were sporadic and generally expected in FA patients. In the patients who reported SAEs while receiving omaveloxolone, none led to discontinuation. Atrial fibrillation was balanced and reported in one omaveloxolone and one placebo patient. One omaveloxolone patient reported anemia which was considered unrelated to omaveloxolone. One omaveloxolone patient reported multiple SAEs, including viral upper respiratory tract infection and laryngitis, along with palpitations, non-cardiac chest pain, and sinus tachycardia. While several of this patient’s SAEs were considered possibly related to omaveloxolone, no imbalances in infection or cardiac arrhythmia AEs were observed overall in the trial.

Regulatory Guidance and Regulatory Interactions in the U.S.

Regulatory Guidance in the U.S.

We are relying on section 115 of the Food and Drug Administration Modernization Act and the December 2019 draft guidance thereunder from the FDA on “Substantial Evidence of Effectiveness” as the basis for seeking approval of omaveloxolone in the U.S. The guidance provides that, if a sponsor has not conducted two adequate, well-controlled studies, there are two alternative pathways to demonstrate substantial evidence of efficacy for drug approval: (i) a single adequate and well-controlled clinical study that has demonstrated a clinically meaningful and statistically very persuasive effect; or (ii) a single adequate and well-controlled clinical study plus confirmatory evidence.

Confirmatory evidence could include, for example, adequate and well-controlled clinical investigations in a related disease area, certain types of real-world evidence (such as extensive data on outcomes that provide further support for the lack of effect seen in the control group in the randomized trial), compelling mechanistic evidence in the setting of well-understood disease pathophysiology (e.g., pharmacodynamic data or compelling data from nonclinical testing), or well-documented natural history of the disease.

The FDA may consider a number of factors when determining whether reliance on a single adequate and well-controlled clinical investigation plus confirmatory evidence is appropriate. These factors may include the persuasiveness of the single trial; the robustness of the confirmatory evidence; the seriousness of the disease, particularly where there is an unmet medical need; the size of the patient population; and whether it is ethical and practicable to conduct more than one adequate and well-controlled clinical investigation.

Regulatory Interactions

Following the announcement of the positive data from the MOXIe Part 2 study in October 2019, we met with the FDA in a Type C meeting in which the FDA provided us with guidance that it did not have any concerns with the reliability of the mFARS primary endpoint results in the MOXIe Part 2 study. Nevertheless, the FDA was not convinced that the MOXIe Part 2 results could support a single study approval without additional evidence that lends persuasiveness to the results. We believe their communication to us reflects their interpretation of the p-value, which while statistically significant, may not have met their threshold for a single study approval. This level of significance is challenging to generate in rare disease settings, such as FA, since limited numbers of patients are available to enroll in clinical trials and they progress at a relatively slow rate over decades.

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

During the first quarter of 2021, we submitted results from the Delayed-Start Analysis (see “MOXIe Extension Trial” below) from a February 2021 data cut-off to the FDA as additional supporting evidence of effectiveness, and in May 2021 we received a communication from the FDA suggesting that, after a preliminary review of briefing materials for the Type C meeting, including the Delayed-Start Analysis, a pre-NDA meeting would be the most appropriate format for a discussion of the development program for omaveloxolone in FA.

In the third quarter of 2021, we completed our pre-NDA meeting with the FDA. The purpose of the pre-NDA meeting was to discuss the content of Reata’s planned NDA submission, including the nonclinical data and CMC packages, data standard plan, and the overall content plan. In the meeting, we stated that we believed that the MOXIe data, along with the Delayed-Start Analysis (see “Delayed-Start Analysis Results from August 2021 Data Cut-Off” below), would provide sufficient clinical data to support a full approval. The FDA stated that the proposed primary and supportive efficacy data appeared reasonable, though the Delayed-Start Analysis was viewed as exploratory. The FDA noted that the ability of the data to support full approval, and the adequacy of the data and the determination of which data may be supportive of efficacy, would be a matter of review.

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

In the third quarter of 2022, we completed a Mid-Cycle Communication Meeting with the FDA. As is customary with the review of all NDAs, the FDA may identify other issues, and it may request additional information as it continues to review the NDA. The FDA stated that it had not identified any new significant issues, but it continued to have concerns regarding the strength of the efficacy evidence. Following the meeting we submitted an updated Delayed-Start Analysis of the MOXIe Extension study using a March 2022 data cut-off (see “Results from March 2022 Data Cut-Off of Delayed-Start Analysis of the MOXIe Extension” below), a new Propensity-Matched Analysis of MOXIe Extension data using patient data from the Clinical Outcome Measures in Friedreich’s Ataxia Study (FA-COMS) as controls (see “Post Hoc Propensity-Matched Analysis of MOXIe Extension” below), and an analysis of the relevance of Nrf2, the target of omaveloxolone, to the pathophysiology of FA (see “Mechanistic Validation of Nrf2 Target Biomarkers in Friedreich’s Ataxia” below). The FDA determined that these submissions were a major amendment to our NDA.

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

The FDA extended the PDUFA date by three months to provide time for a full review of the new data and analyses. The FDA continues to review all these submissions.

In October 2022, the FDA informed us that it does not plan to hold an advisory committee meeting in connection with its review of our NDA for omaveloxolone for the treatment of patients with FA.

In the fourth quarter of 2022 we completed a Late-Cycle Meeting with the FDA. The purpose of the Late-Cycle Meeting is for the FDA to discuss any substantive issues identified, and the Division’s objectives for the remainder of the review. The meeting does not address the final regulatory decision for the NDA. During the Late-Cycle Meeting and in written comments, the FDA stated that they continue to review the analyses and data included in the recent

NDA submissions. The FDA made no request for additional data or analyses but stated that additional data may be requested as reviews are ongoing. The FDA confirmed that no information requests were outstanding. The FDA reiterated that they do not currently plan to hold an advisory committee meeting.

The FDA stated that no issues related to risk management have been identified to date. During the meeting, the FDA indicated that post-marketing requirements and label review are ongoing. With respect to post-marketing requirements and commitments, the FDA stated that if omaveloxolone is approved, they anticipate requiring a drug-drug interaction trial with CYP3A4 modulators, a thorough QT trial, and an evaluation of pregnancy outcomes. The FDA stated that other post-marketing requirements and commitments may be considered depending on the findings of the review. With respect to label review, during the meeting we noted that the original proposed label language did not reflect the data and analyses included in the amendments to the NDA and that we have updated it in connection with the planned filing of our MAA in Europe later this year. We committed to submit the updated proposed label language to the NDA. The FDA indicated that post-marketing requirements and label comments will be communicated in early 2023. The PDUFA date for the application is February 28, 2023.

If omaveloxolone is approved for the treatment of patients with FA, we are planning to engage with the FDA about possible label expansion for younger pediatric patients who are not included in the approved label.

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

Delayed-Start Analysis Primary Endpoint (Non-Inferiority Test)1

	Placebo-Controlled Week 48 (Δ1)	Delayed-Start Week Ex. 72 (Δ2)
Difference (LS Mean ± SE)	-2.25± 1.07 p=0.037	-3.51 ± 1.45 p=0.016
Estimate = Δ2 – 0.5 × Δ1	-2.39 ± 1.38
Upper Limit of 1-sided 90% CI for Estimate	-0.615
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

Results from March 2022 Data Cut-Off of Delayed-Start Analysis of the MOXIe Extension (Submitted to FDA in the Third Quarter of 2022)

In the third quarter of 2022 we submitted an update to the Delayed-Start Analysis to the FDA using a data cut-off in March 2022. In this updated analysis, 63 of 73 patients from MOXIe Part 2 without severe pes cavus who enrolled into MOXIe Extension had at least 120 weeks of exposure in MOXIe Extension, and 40 of these patients had at least 144 weeks of exposure in the MOXIe Extension.

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

Delayed-Start Analysis (Non-Inferiority Test)1

1Non-Inferiorty test performed using a MMRM analysis with a Toeplitz covariance structure.

*Threshold for non-inferiority was met

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

MOXIe Extension Annualized mFARS Slope Through Extension Week 144 (± SE)

mFARS Change Per Year
Omaveloxone-to-Omaveloxone (n=34)	0.446 ± 0.6340
Placebo-to-Omaveloxone (n=39)	0.760 ± 0.2773
Difference	-0.314 ± 0.7118 p=0.6602

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

The largest natural history study of FA, FA-COMS, is a global, multi-center, longitudinal, prospective observational study that has enrolled more than 1,250 patients, with follow-up as long as 19 years in some patients. Clinical outcome measures, including mFARS, are assessed annually. The mFARS is a clinician-observed/performance-based outcome, all FA-COMS sites are tertiary care centers specializing in FA and all mFARS assessments are conducted in a standardized manner by trained neurologists with experience in FA and other ataxias. The score for each component of mFARS is based on measurements of a patient’s functional ability using the same standardized set of instructions in both studies. Therefore, the significant overlap in sites, which provides a similar testing environment to patients across studies, and the use of the same standardized instructions for the FARS assessment make the methodology for mFARS assessments across the 2 studies highly comparable. The FA-COMS database constitutes a well-established, reliable, and well documented source of natural history data for FA.

Patients from FA-COMS were matched to MOXIe Extension patients using propensity scores based on multiple covariates: sex, baseline age, age of FA onset, baseline mFARS score, and baseline gait score. Selection of these covariates was based on clinical relevance (i.e., factors considered prognostic for FA progression) and availability in both studies. The change from baseline in mFARS at Year 3 for MOXIe Extension patients compared to the propensity score-matched FA-COMS patients was analyzed as the primary efficacy endpoint using mixed model repeated measures (MMRM) analysis. Change from baseline in mFARS at Year 1 and Year 2 were secondary endpoints. Data from MOXIe Part 1 and MOXIe Part 2 were not included in this propensity-matched analysis. Only data from MOXIe Extension were compared to natural history data. The matching was carried out as optimal 1:1 matching without replacement which resulted in equal sized groups for analysis.

For inclusion in each of the study populations, patients must have had (1) baseline mFARS, (2) at least one post-baseline mFARS within 3 years after baseline, and (3) values for all propensity score model covariates (i.e., sex, baseline mFARS score, age at baseline, age of FA onset, and baseline gait score). The MOXIe Extension study population included 136 patients. Of these, 95 patients were essentially treatment naïve at the time of entry into MOXIe Extension (i.e., includes those patients who received placebo in MOXIe Part 2 or had participated in MOXIe Part 1 and been off treatment for a long time), and the other 41 patients were continuing treatment (i.e., includes those patients who received omaveloxolone in MOXIe Part 2). The primary natural history (i.e., FA-COMS) study population included 598 patients eligible for matching with the MOXIe Extension population. There are three primary analysis populations, each based on a propensity score match with the FA-COMS study population: (1) Primary Pooled (n=272; 136 in each group), (2) Placebo-to-Omaveloxolone (n=190; 95 in each group), and (3) Omaveloxolone-to-Omaveloxolone (n=82; 41 in each group). Demographics and baseline characteristics were highly comparable between MOXIe Extension patients and the matched FA-COMS external control groups.

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

Propensity-Matched Analysis: LS Mean Change in mFARS Scores (Primary Placebo-to-Omaveloxolone Population)

In the Primary Omaveloxolone-to-Omaveloxolone Population, the treatment effect favored omaveloxolone treated patients relative to FA-COMS external controls at Year 1 and Year 2. A smaller difference between treatment groups was observed at Year 1 in the Omaveloxolone-to-Omaveloxolone Population than in the Placebo-to-Omaveloxolone Population. The MOXIe Extension patients in the Omaveloxolone-to-Omaveloxolone Population did not experience an improvement from baseline, likely because they were in their second year of treatment with active drug. Of note, this group did experience persistence of benefit relative to the matched FA-COMS external control. The Omaveloxolone-to-Omaveloxolone Population represents the patients treated for the longest total duration, having previously received omaveloxolone in MOXIe Part 2. The treatment effect favored MOXIe Extension at each visit and consistently increased over time in this population in comparison to the FA-COMS external control group.

Propensity-Matched Analysis: LS Mean Change in mFARS Scores (Primary Omaveloxolone-to-Omaveloxolone Population)

The FA-COMS study constitutes a well-established, reliable, and well documented source of natural history data for FA. We acknowledge the limitations of a post-hoc, cross-study comparison. However, in the situation of a rare disease such as FA, we propose these data comparing the long-term efficacy outcomes for omaveloxolone to propensity-matched natural history data provide confirmatory evidence of effectiveness for omaveloxolone for the treatment of FA.

Mechanistic Validation of Nrf2 Target Biomarkers in Friedreich’s Ataxia (Submitted to FDA in the Third Quarter of 2022)

During the mid-cycle communication meeting discussion, the division requested to see the pharmacodynamic data contextualized with a discussion of the supporting independent literature regarding proposed biomarkers for label purposes. We have responded to the FDA’s request and, as briefly summarized below, we provided additional information including an integrated and detailed presentation of the disease pathophysiology of FA, a review of the available pharmacodynamic data, justification of the relevance of these data in FA, and an explanation of the relationship between the mechanistic data and the observed biomarker and clinical treatment effects in patients treated with omaveloxolone. As stated in the meeting, we believe these data do not just address the FDA’s discussion topics regarding labeling but could also provide confirmatory evidence.

FA is caused by genetic mutations in the frataxin (FXN) gene that result in insufficient amounts of FXN. At the cellular level, FXN deficiency is associated with impaired mitochondrial function, redox imbalance, and iron dysregulation. Additionally, lower mitochondrial function correlates with impaired neurologic function as measured by mFARS score in patients with FA. Substantial evidence demonstrates that Nrf2 levels and activity are suppressed in cells from patients with FA and in preclinical animal models of the disease. Although the molecular mechanism by which frataxin deficiency suppresses Nrf2 has not been fully characterized, dysregulated Nrf2 signaling is a common early upstream event that contributes to impaired mitochondrial energy production and redox imbalance in patients with FA.

Nrf2 is a transcription factor that binds to specific DNA sequences called antioxidant response elements (AREs) that are located in the promoter regions of Nrf2 target genes. Binding to AREs allows Nrf2 to increase the transcription of its target genes, which play key roles in cellular metabolism and bioenergetic processes. Nrf2 target genes include γ-glutamyl transferase (GGT1), which plays a key role in redox balance, and ferritin heavy chain 1 (FTH1) and ferritin light chain (FTL), which combine to form ferritin, a protein involved in iron handling. By coordinating the expression of several enzymes and the production of key cofactors, Nrf2 activation restores redox balance, regenerates reducing equivalents, and modulates iron handling. Together, these effects increase the production of cellular energy (i.e., ATP) within the mitochondria in FA patient fibroblasts and FA disease models.

Treatment with omaveloxolone in MOXIe Part 1 resulted in dose-dependent increases in Nrf2 activity, as assessed by serum ferritin and GGT levels. Data from MOXIe Part 2 showed an association between omaveloxolone-induced Nrf2 activity and measures of neurological function, with larger increases in Nrf2 target levels associated with larger improvements in mFARS scores. Taken together, these data indicate that omaveloxolone rescues Nrf2 activity that is suppressed in patients with FA and that the increase in Nrf2 activity is associated with a therapeutic benefit in these patients.

Regulatory Interactions in Europe

We submitted an MAA to the EMA for approval of omaveloxolone for the treatment of patients with FA in the fourth quarter of 2022. Prior to submission we had received a positive opinion from the Pediatric Committee on our Pediatric Investigation Plan with a commitment to seek scientific advice for additional input on the protocol design, and we also received EMA Follow-Up Protocol Assistance feedback regarding our nonclinical and CMC programs. The EMA feedback indicated that there were no identified impediments to our planned MAA submission and included agreement that certain nonclinical studies, including 2-year carcinogenicity study data, may be submitted after approval.

Omaveloxolone and Our Other Nrf2 Activators for Other Neurological Indications

Because mitochondrial dysfunction is a key feature of many neurological and neuromuscular diseases, we believe Nrf2 activators may be broadly applicable to treat such diseases by activating Nrf2 to normalize and improve mitochondrial function and ATP production.

Based on our understanding of the pathophysiology of neurological diseases, characterized by mitochondrial dysfunction, inflammation, and oxidative stress, we believe our Nrf2 activators may be applicable to both rare diseases such as Huntington’s disease, progressive supranuclear palsy, frontotemporal dementia, and amyotrophic lateral sclerosis (ALS), as well as non-rare diseases such as primary progressive multiple sclerosis, Parkinson’s disease, Alzheimer’s disease, and epilepsy. Consistent with this, we have observed promising activity of omaveloxolone and our other Nrf2 activators in preclinical models of many of these diseases. Our Nrf2 activators reduced seizure frequency in refractory, progressive epilepsy models and restored mitochondrial function in patient biopsy samples and preclinical models of FA, ALS, familial and sporadic Parkinson’s disease, and frontotemporal dementia. In clinical trials, improvements in neuromuscular function have been observed in FA patients treated with omaveloxolone as assessed by mFARS, and improvements in mitochondrial function, as measured by reductions in blood lactate and heart rate, have been observed in patients with primary mitochondrial disease. We have developed additional small molecule activators of Nrf2, which are currently in preclinical development, that we plan to develop for neurological and neuromuscular indications. We are currently evaluating the impact of provisions of the IRA on our future development plans for omaveloxolone and our other Nrf2 activators. See “Business—Government Regulation—Healthcare Reform” for further discussion of the IRA.

Cemdomespib in Neurological Diseases

Cemdomespib is the lead product candidate from our Hsp90 modulator program, which includes highly potent and selective C-terminal modulators of Hsp90. We have observed favorable activity of cemdomespib in a range of preclinical models of neurological disease, including models of diabetic neuropathy, neuroinflammation, and neuropathic pain.

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

In preclinical rodent disease models, we observed that cemdomespib administered orally once-daily rescued compromised nerve function, restored thermal and mechanical sensitivity, and improved nerve conductance velocity and mitochondrial function. These effects are dose-dependent, reversible, and HSP70-dependent.

We completed a Phase 1 SAD/MAD trial of oral, once-daily cemdomespib in healthy adult volunteers to evaluate the safety, tolerability, and PK profile. The PK was approximately dose-proportional up to the highest doses evaluated with a half-life ranging from two to nine hours. Human exposures easily exceeded the exposures necessary for efficacy in multiple animal models. No safety or tolerability concerns were reported. In the third quarter of 2022, we completed additional Phase 1 clinical pharmacology studies of cemdomespib, including a drug-drug interaction study which demonstrated an acceptable profile. We have finalized the design of a randomized, double-blind, placebo-controlled Phase 2 trial of cemdomespib in patients with DPNP and plan to initiate the trial in the third quarter of 2023.

There are about four million patients with moderate to severe DPNP in the United States, and about two million adult patients diagnosed with DPNP seek treatment annually. We are the exclusive licensee of cemdomespib and have worldwide commercial rights.

Programs in Chronic Kidney Disease

We and our strategic collaborator are developing bardoxolone for the treatment of CKD in multiple indications, including ADPKD, CKD caused by Alport syndrome, and type 1 and 2 diabetic CKD. CKD is characterized by a progressive worsening in the rate at which the kidney filters waste products from the blood, called the glomerular filtration rate (GFR). eGFR is an estimate of GFR that nephrologists use to track the decline in kidney function and progression of CKD. When GFR gets too low, patients develop ESKD and require dialysis or a kidney transplant to survive. Declining kidney function leads to the buildup of high levels of waste products in the blood that causes the patient to suffer symptoms, such as nausea and fatigue, and to develop complications including high blood pressure, anemia, weak bones, poor nutritional health, and nerve damage. Normal individuals have an eGFR of approximately ≥90 mL/min/1.73 m2. When eGFR declines to approximately 15 mL/min/1.73 m2 or below, patients generally develop ESKD and require dialysis or a kidney transplant to survive. Dialysis leads to a reduced quality of life, and most patients must spend several hours at a dialysis clinic, three times a week, for the remainder of their lives. These patients may suffer side effects due to dialysis. Dialysis also increases the likelihood of serious and life-threatening complications, such as cardiovascular disease (CVD).

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD. In February 2022, we received a CRL from the FDA with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. We are considering our next steps for the Alport syndrome program. Additionally, we are conducting the EAGLE trial, an international, multi-center, open-label, extended access trial evaluating the longer-term safety and tolerability of bardoxolone in patients with ADPKD who participated in the FALCON trial or patients with CKD caused by Alport syndrome who participated in the CARDINAL trial.

Kyowa Kirin, our strategic collaborator in CKD, is currently conducting its registrational AYAME trial of bardoxolone in diabetic (types 1 and 2) CKD in Japan. Kyowa Kirin expects to report topline data in the first half of 2023.

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

We are currently enrolling patients in FALCON, an international, multi-center, randomized, double-blind, placebo-controlled trial studying the safety and efficacy of bardoxolone in patients with ADPKD randomized one-to-one to active drug or placebo. FALCON is enrolling patients in a broad range of ages, 12 to 70 years old, with an eGFR between 30 to 90 mL/min/1.73 m2. In the second quarter of 2022, we met with the FDA and agreed on a major protocol amendment to FALCON. The major protocol amendment changes included increasing the sample size from 550 to 850 patients, addition of adolescent (12 to 17 years) patients with ADPKD, removal of the off-treatment period (Week 48 – Week 52) during Year 1, changing the primary endpoint of off-treatment eGFR change from baseline at Week 52 (or four weeks after drug discontinuation in Year 1) to eGFR change from baseline at Week 108 (eight weeks after planned drug discontinuation at Week 100), addition of an exploratory endpoint of eGFR change from baseline at Week 112 (12 weeks after planned drug discontinuation at Week 100), and addition of a sub study with ambulatory blood pressure monitoring. The trial will remain blinded until study completion. All patients will be asked to return at Week 108 independent of the time of study drug discontinuation. The secondary endpoint is the eGFR change from baseline at Week 100. The SAP, detailing the proposed analyses, has also been submitted. More than 635 patients are currently enrolled in the study.

We secured approval of the amendment with the respective national health authorities. Subsequently, we received scientific advice from the EMA that the proposed Phase 3 clinical study cannot be used as a standalone study to support the indication of bardoxolone in ADPKD. The EMA recommended that we evaluate, in addition to the traditional endpoints, the effect of bardoxolone on total kidney volume in these patients and requested that we seek additional guidance on our program. Based on the EMA scientific advice, we are considering our next steps for the ADPKD program in Europe.

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

The Alport Syndrome Foundation estimates that Alport syndrome affects less than 200,000 people in the United States. According to data provided by IQVIA in 2020, there are approximately 14,000 projected patients diagnosed with Alport syndrome in all stages of CKD in the United States.

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

In the fourth quarter of 2022, we completed a Type C meeting to discuss the program with the FDA. During the meeting and in written comments, the Division reiterated its concerns included in the CRL. The Division stated that we will need a new trial in patients with Alport syndrome to demonstrate a clinically meaningful effect on the rate of loss of kidney function or, alternatively, show an effect on clinical outcomes, and that the benefits outweigh the risks. It also stated that we will need to provide data demonstrating that the treatment effect accrues over time to support a claim that bardoxolone slows the loss of kidney function in patients with Alport syndrome, although these results do not need to be statistically significant.

In October 2021, we submitted an MAA to the EMA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome. In the first quarter of 2022, we received the 120-day list of questions from the EMA and submitted responses in the third quarter. We received the Rapporteurs Day-150 Joint Committee for Medicinal Products for Human Use (CHMP) and the Pharmacovigilance Risk Assessment Committee response assessment report which contains comments on our responses. The assessment includes two major objections that preclude the recommendation of marketing authorization, in addition to a list of other concerns that must be addressed. The first major objection pertains to the uncertainty of whether there are additional major and/or active plasma metabolites that require additional in vivo, in vitro, and human metabolite studies to evaluate the metabolism of bardoxolone methyl. The second major objection pertains to the uncertainties regarding clinical safety, including a potential negative effect on renal function associated with long-term bardoxolone treatment. Based on the major objections and communication received from the EMA concluding that our MAA application will not be approvable, we have withdrawn our MAA application.

We are considering our next steps for the Alport syndrome program.

AYAME Trial in Diabetic CKD Conducted by Kyowa Kirin

Upon completion of the Phase 2 TSUBAKI study, Kyowa Kirin’s clinical study of bardoxolone in patients with Stage 3 and 4 diabetic CKD in Japan, and after discussions with the PMDA, Kyowa Kirin initiated a Phase 3 outcomes trial called AYAME in patients with Stage 3 or 4 diabetic CKD in Japan. The primary endpoint is time to onset of a ≥ 30% decrease in eGFR from baseline or ESKD. The secondary endpoints are time to onset of a ≥ 40% decrease in eGFR from baseline or ESKD, time to onset of a ≥ 53% decrease in eGFR from baseline or ESKD, time to onset of ESKD, and change in eGFR from baseline at each evaluation time point. Kyowa Kirin completed patient enrollment in AYAME in June 2019 and expects to report topline data in the first half of 2023.

Manufacture and Supply

We rely on multiple third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We believe there are reliable sources for all the materials required for the manufacture of our product candidates. Our third-party manufacturing strategy enables us to efficiently direct financial resources to the research, development, and commercialization of product candidates rather than diverting resources to internally develop manufacturing facilities. We source our materials (whether they are of natural or chemical origin) globally, utilizing a network of qualified, established third-party vendors. Prior to commercialization, it is common that a product candidate’s supply chain contains single-sourced suppliers. Second source supplier identification and implementation strategies, as well as inventory safety stock, are used to mitigate supply chain risks at the appropriate stage of product development. As our product candidates advance through development, we expect to enter into commercial supply agreements with key suppliers and manufacturers and continue to strategically build inventory and redundancy in suppliers, as appropriate, to fulfill and secure the ongoing and planned preclinical, clinical, and, if our product candidates are approved for marketing, commercial supply needs for us and our collaborators.

Manufacturing Preparations for Omaveloxolone in Neurological Diseases

Our manufacturing and quality teams are in place for the current stage of program development with plans to grow as needed to support potential future commercial supply and distribution of omaveloxolone. We have completed registration batches for drug substance and drug product and are executing process validation for commercial launch. We anticipate commercial drug supply of omaveloxolone to be available in the second quarter of 2023.

Manufacturing Preparations for Bardoxolone in Rare CKD

Our manufacturing and quality teams are in place for the current stage of program development with plans to grow as needed to support bardoxolone program expansion. We are on track for planned clinical drug supplies, with a supply chain strategy to adequately support potential future clinical and commercial demand. In addition, the synthesis from regulatory starting material to drug substance can be manufactured at scale, resulting in a commercially competitive cost of goods.

Sales and Marketing

We are prepared to deploy our commercial team for launch of omaveloxolone at approval in the United States and have established the infrastructure necessary to support the commercialization of omaveloxolone for the treatment of FA, if and when we receive regulatory approval.

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

Sales and Marketing Preparations for Omaveloxolone in FA

Our ability to launch omaveloxolone is dependent on the successful defense of an NDA and approval by the FDA. Our leadership team is in place to support our core commercial functions including Marketing, Market Access, Sales and Operations. We have hired and trained sales leadership, the sales team, payer team, and field reimbursement managers. We have designed and developed patient access programs and our product distribution network. We have identified the health care providers currently treating FA patients. Customer targeting and segmentation is complete, and our branded launch campaign has been developed. Additionally, we are expanding quality and compliance functions to support commercialization. A trade name for omaveloxolone has been selected.

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

Medical Affairs

We have been building our medical affairs infrastructure to support omaveloxolone launch for the treatment of FA, if and when we receive regulatory approval. To support our internal and external needs, we have optimized group structure, and strengthened our medical science liaison team. We have expanded and refined our medical affairs strategic and tactical plans, and our data generation, dissemination, and publication programs. A Medical Information call center has also been established.

Pharmacovigilance

We have established the infrastructure necessary to support pharmacovigilance and safety obligations in the U.S. for omaveloxolone for the treatment of FA, if and when we receive regulatory approval.

Competition

The development and commercialization of new pharmaceutical products is highly competitive. Our future commercial success depends on our ability to achieve and maintain a competitive advantage. We are aware of several advanced drug development programs in FA for which we are developing omaveloxolone, in DPNP for which we are developing cemdomespib, and in CKD for which we are developing bardoxolone.

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

We are aware of only one program, vatiquinone from PTC Therapeutics Inc., in Phase 3 stage of development. Additionally, competitor product candidates MIN-102 from Minoryx Therapeutics, MIB-626 from MetroBiotech, LLC, JOTROL (JOT-101) from Jupiter Neurosciences, Inc., elamipretide from Stealth BioTherapeutics Corp. and CTI-1601 from Larimar Therapeutics are in Phase 2 clinical development for FA. DT-216 from Design Therapeutics, Inc., is currently in Phase 1 stage of clinical development. We are aware of only one gene therapy program, LX2006 from Lexeo Therapeutics, in Phase 1/2 stage of development in patients with cardiomyopathy associated with FA. In addition, Biohaven Pharmaceutical Holding Company Ltd.’s Troriluzole is in Phase 3 development for the treatment of patients with SCA. Biohaven has expressed an intention to explore the development of Troriluzole for other ataxias, which may include FA pending the outcome of the ongoing clinical studies in SCA. If approved and launched commercially, omaveloxolone may face competition from these product candidates. Some of these product candidates may enter the market prior to omaveloxolone, and some of these product candidates could limit the market or level of reimbursement available for omaveloxolone if it is commercialized.

Cemdomespib in Diabetic Peripheral Neuropathic Pain

Currently, there are four drugs and four devices that are approved for treatment of DPNP in the United States including Lyrica®, Cymbalta®, Nucynta®, an opioid, and Qutenza®, a capsaicin patch applied once every three months. IntellisTM by Medtronic Plc., Proclaim XR SCS by Abbott, and VantaTM. and Senza® by Nevro Corp. are three implantable spinal cord stimulation systems approved for treatment of chronic pain associated with diabetic peripheral neuropathy (DPN). First Relief® by DyAnsys Inc. is a percutaneous electrical neurostimulation device cleared by FDA for treating diabetic neuropathic pain. Tarlige® by Daiichi Sankyo Company Ltd. is a gabapentinoid that is approved for DPNP in Japan. In addition, current treatment guidelines from the American Diabetes Association and the American Academy of Neurology also recommend the off-label use of gabapentin and tricyclic antidepressants for patients with DPNP.

We are aware of multiple drugs in advanced clinical development for DPNP including Engenesis (VM202) by Helixmith Co. in Phase 3, HSK-16149 by Sichuan Haisco Pharmaceutical Co. in Phase 2/3 (China), and 14 additional programs in Phase 2 clinical trials including LX9211 by Lexicon Pharmaceuticals Inc., MEDI7352 by AstraZeneca Plc, Elismetrep (MT8554) by Mitsubishi Tanabe Pharma (Japan), PGDN-20WS by Pure Green Pharmaceuticals, YJ-001 by Zhejiang Pharmaceutical (China), BAY2395840 by Bayer, LY3526318 and LY3852710 by Eli Lilly and Company, VX-548 by Vertex Pharmaceuticals, Pirenzepine (WST-057) by WinSanTor Inc., NRD135S.E1 by Novaremed AG, Ricolinostat by Regenacy Pharmaceuticals, GRC 17536 by Glenmark Pharmaceuticals Ltd., and CNTX-6016 by Centrexion Therapeutics. AT-001 by Applied Therapeutics Inc. is also being investigated for DPN in a sub-study of a Phase 3 program in Diabetic Cardiomyopathy. We are also aware of one other HSP90 modulator, arimoclomol, being developed for a neurological indication by KemPharm Inc.

Bardoxolone in CKD

Currently, there is one drug specifically approved and multiple therapies in late-stage clinical development for the treatment of patients with ADPKD. In 2018, Otsuka Pharmaceuticals Co., Ltd. received approval by the FDA to market JYNARQUE® to slow kidney function decline in adults at risk of rapidly progressing ADPKD. Other products under clinical development for ADPKD include GLPG2737 by Galapagos NV in Phase 2, Tesevatinib by Kadmon, a Sanofi company, in Phase 2, Xrx-008 by Xortx Therapeutics Inc. in Phase 2, RGLS8429 by Regulus Therapeutics in Phase 1, and AL01211 by Acelink Therapeutics in Phase 1.

Currently, there are no approved therapies for CKD caused by Alport syndrome, and patients are commonly treated off-label with ACE inhibitors or ARBs. We are aware of at least four therapies for the treatment of Alport syndrome currently in Phase 2 of clinical development, atrasentan in patients with one of several forms of CKD including Alport syndrome from Chinook Therapeutics Inc., sparsentan in pediatric patients with proteinuric glomerular diseases including Alport syndrome from Travere Therapeutics Inc., R3R01 in patients with FSGS or Alport syndrome from River 3 Renal Corp., and ELX-02 in a subpopulation of Alport syndrome patients with non-sense mutations in Col4A gene from Eloxx Pharmaceuticals Inc.

We are also aware of multiple drugs that are either approved or in clinical development programs in T2D CKD, hypertensive, and other forms of CKD. These include the SGLT2 inhibitors, Jardiance® and Farxiga® developed by Boehringer Ingelheim and Eli Lilly and Company, and by AstraZeneca, respectively which are in development for patients with CKD with and without T2D. In April 2021, Farxiga® received FDA approval to reduce the risk of sustained eGFR decline, ESKD, cardiovascular death, and hospitalization for heart failure in adults with CKD at risk of progression. AstraZeneca has not said whether any patients with CKD caused by Alport syndrome were enrolled in the DAPA-CKD trial; however, the trial did enroll patients with IgAN and other forms of glomerulonephritis. The DAPA-CKD study excluded patients with ADPKD and T1D CKD. Farxiga® may be used to treat patients with CKD due to rare and common forms of CKD including Alport syndrome. Additionally, the FDA recently accepted a supplemental NDA for Jardiance® which was tested in EMPA-KIDNEY, a Phase 3 trial in patients with various forms of CKD, excluding ADPKD and T1D CKD. Additionally, Bayer Healthcare, in November 2021, announced the initiation of the FIONA Phase 3 study to investigate finerenone for the treatment of pediatric patients with CKD and severely increased proteinuria. The study may enroll patients with Alport syndrome or ADPKD. Kerendia® (finerenone) received FDA approval in July 2021 to reduce the risk of sustained eGFR decline, ESKD, cardiovascular death, non-fatal myocardial infarction, and hospitalization for heart failure in adult patients with T2D CKD.

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

In October 2019, we entered into an Amended and Restated License Agreement with AbbVie (the Reacquisition Agreement), under which we reacquired the development, manufacturing, and commercialization rights concerning our proprietary Nrf2 activator product platform originally licensed to AbbVie under the AbbVie License Agreement and the Collaboration Agreement. Under the Reacquisition Agreement, the AbbVie License Agreement and the Collaboration Agreement were amended, resulting in AbbVie granting its exclusive sublicenses back to us, such that we reacquired the worldwide rights to bardoxolone, excluding certain Asian countries previously licensed to Kyowa Kirin, and the worldwide rights to omaveloxolone and the second-generation activators. In exchange for such rights, we agreed to pay AbbVie a total of $330.0 million, all of which has subsequently been paid. In addition, AbbVie will receive an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain other Nrf2 activators. AbbVie will not receive royalties on bardoxolone sales. By reacquiring our rights, we were relieved from our obligations under the AbbVie License Agreement and the Collaboration Agreement.

As a result of the $330.0 million having been paid to AbbVie, the licenses granted to AbbVie and the sublicenses granted to us with respect to omaveloxolone and bardoxolone and certain other Nrf2 activators have terminated, with all rights reverting to us.

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

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act, certain drugs may obtain an additional six months of exclusivity in an indication, if the sponsor submits information requested in writing by the FDA in what is known as a Written Request, relating to the use of the active moiety of the drug in children. The FDA may not issue a Written Request for studies on unapproved or approved indications where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population. The six month period of pediatric exclusivity attaches to the end of all existing marketing exclusivity and patent periods listed in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”) at the time of granting.

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

Under the accelerated approval programs, the FDA may approve an NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Pursuant to the recently-enacted Food and Drug Omnibus Reform Act (FDORA), the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones (such as a target date of study completion), and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate criminal prosecutions for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

The DSCSA, signed into law on November 27, 2013, imposes obligations on manufacturers of prescription finished pharmaceutical drug products, among others, related to product tracking and tracing, identification, verification, illegitimate production notification, and other elements. Among the requirements of this federal law, manufacturers are required to provide certain information regarding the drug product to entities to which product ownership is transferred, label drug product with a product identifier (i.e., serialization) in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States, and keep certain records regarding the drug product. Further, under the DSCSA, manufacturers have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, illegitimate, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. These requirements are being phased in over a ten-year period, and some requirements are already in effect. The DSCSA replaced the prior drug “pedigree” requirements under the PDMA and preempts existing state drug pedigree laws and regulations. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistics providers (3PLs). These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by the FDA pursuant to the DSCSA. Until the FDA promulgates regulations to address the DSCSA’s new national licensing standards for wholesalers, current state licensing requirements typically remain in effect, although the DSCSA expressly preempts those state statutes and regulations that require 3PLs to maintain wholesale drug distributor licenses. The FDA published its Proposed Rule on February 4, 2020, titled “National Standards for the Licensure of Wholesale Drug Distributors and Third-Party Logistics Providers.” When finalized, the rule establishes among other things a national licensing standard for wholesale drug distributors and 3PLs. It is difficult to predict when FDA will publish the final rule. Once the final rule is published, the licensing standards will take effect one year after publication for 3PLs and two years after publication for wholesale drug distributors.

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

Furthermore, political, economic, and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Initiatives to reduce the federal budget and debt and to reform healthcare coverage are increasing cost-containment efforts. We anticipate that Congress, state legislatures, and the private sector will continue to review and assess alternative healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals, limitations on rebate payments by drug manufacturers, and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability. For example, in March 2010, the PPACA was signed into law. Among other cost containment measures, the PPACA expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products, and enacted substantial provisions affecting compliance, which may affect our business practices with healthcare practitioners. In the future, there may continue to be additional proposals relating to the reform of the United States healthcare system, some of which could further limit the prices we are able to charge or the amounts of reimbursement available for our products, or which could otherwise affect our commercial operations and ability to be profitable. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Department of Health and Human Services’ (HHS) plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency.

These initiatives recently culminated in the enactment of the IRA in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. We are evaluating the potential impact of the potential price caps, including whether to pursue single or multiple indications or molecules designed to treat rare diseases, as single indication rare molecules are exempt from price negotiations. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA will also penalize drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

If future legislation were to impose additional direct governmental price controls and access restrictions, it could have a significant adverse effect on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D enrollees once had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. However, beginning in 2019, Medicare Part D enrollees paid 25% of brand drug costs after they reached the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap from the enrollee’s point of view. Most of the cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of a drug or biologic approved under an NDA or BLA is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare Part D enrollees in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D. Beginning in 2025, the IRA eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. Although these discounts represent a lower percentage of enrollees’ costs than the current discounts required below the out-of-pocket maximum (that is, in the coverage gap phase of Part D coverage), the new manufacturer contribution required above the out-of-pocket maximum could be considerable for very high-cost patients and the total contributions by manufacturers to a Part D enrollee’s drug expenses may exceed those currently provided.

In addition, on August 2, 2011, the Budget Control Act of 2011 was enacted and created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These reductions included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension and reduction from May 1, 2020 through June 30, 2022 due to the COVID-19 pandemic. The Medicare reductions have returned to the full 2% reduction. Also, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of health care providers. Further, former President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers. With respect to omaveloxolone, Reata will be a domestic manufacturer.

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

In the EU, a company may submit an MAA either under a centralized, decentralized, mutual recognition or national procedure. The centralized procedure is compulsory for medicinal products that (1) are derived from biotechnology processes, (2) contain a new active substance for certain specific indications, (3) are orphan medicinal products or (4) are advanced therapy medicinal products, such as gene or cell therapy medicines; and optional for certain other medicinal products for example because they involve a new active substance or are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the CHMP and a favorable opinion typically results in the grant by the EC of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval of a new medicinal product by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the EC, whose decision is binding on all member states. The mutual-recognition procedure enables a company to seek recognition of a marketing authorization granted in one member state in other EU member states. The national procedure allows a company to apply for a national marketing authorization in a single EU country under its national authorization procedures.

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

Our patent estate (patents and patent applications owned by or exclusively licensed to Reata), on a worldwide basis, encompasses more than 900 granted patents and more than 260 pending patent applications, including more than 550 granted patents and more than 160 pending patent applications related to omaveloxolone, cemdomespib, bardoxolone, and certain other compounds. More than 200 granted patents and more than 50 pending applications claim additional structural classes of Nrf2 activators, providing further protection for the franchise and a potential source of additional development candidates. Four issued United States patents, more than ten issued foreign patents, and several pending United States and foreign patent applications contain composition of matter claims to cemdomespib and related compounds.

Fundamental composition of matter patents and applications claiming omaveloxolone have an expiration date in 2033. These patents and applications also contain claims to therapeutic uses of omaveloxolone. The fundamental United States composition of matter patent claiming cemdomespib, and its foreign equivalents, have an expiration date in 2033. Our later-expiring granted patents with claims to compositions of matter for bardoxolone, including patents claiming the commercial form, have an expiration date of 2029 in the United States and 2028 elsewhere. The patent that covers specific formulations of bardoxolone, including the commercial formulation, has an expiration date of 2030. Other granted patents and pending patent applications relating to specific uses of bardoxolone, including the treatment of CVD and CKD, have expiration dates ranging from 2029 to 2034.

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

Omaveloxolone Patent Portfolio

Omaveloxolone is protected by three families of patents. The first, filed in April 2009, contains composition of matter claims that encompass omaveloxolone and many related compounds. This family includes seven issued United States patents and a number of granted patents in foreign jurisdictions including Canada, China, Eurasia, Europe, Japan, and Mexico. An additional United States patent application from this family is pending. The second family, filed in April 2013, is specifically focused on omaveloxolone and includes composition of matter claims and method of use claims. The initial United States patent from this family was issued on March 31, 2015. The issued claims include composition of matter claims to omaveloxolone without regard to morphic form, claims to several distinct morphic forms of omaveloxolone, including the form used in oral dosing formulations, and claims to various methods of therapeutic use. First and second continuation applications have also issued, and a third continuation application is pending. Foreign equivalents of the original United States application have been filed in Europe, Canada, Mexico, Japan, China, and more than 20 other territories. The European application has granted and has been validated in multiple EPC member states. In addition, a divisional application has also been granted in Europe. The Japanese and Chinese applications have also granted. A third patent family, filed by AbbVie in April 2014 and being assigned to us under the Reacquisition Agreement, claims additional morphic forms of omaveloxolone.

The most relevant granted United States patents with claims covering omaveloxolone or polymorphic forms thereof are listed below, along with their projected expiration dates without extension. As discussed below for bardoxolone, if omaveloxolone is approved for marketing in the United States, we may be eligible for term extension under the Hatch-Waxman Act for a granted United States patent containing claims covering omaveloxolone. Similar term extensions may be available in Europe, Japan, and certain other foreign jurisdictions. The amount of any such term extension, and the identity of the patent to which it would apply, depend upon several factors including the duration of the development program and the date of marketing approval. See “Government Regulation—United States Patent Term Restoration and Regulatory Exclusivity for Approved Products.” We believe that the fundamental composition of matter patent that claims omaveloxolone, with available extensions, could expire as late as 2037.

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

Cemdomespib Patent Portfolio

Cemdomespib is protected by a family of patents and applications based on the Patent Cooperation Treaty application filed in 2013. Patents from this family have been granted in the United States, Australia, Canada, China, Eurasia, Europe, Japan, Korea, Mexico, and New Zealand. Applications are pending in Europe, China, Mexico, and several other countries. Patents are granted on three United States continuation applications, while a fourth United States continuation application is pending. Patented and pending claims in this family include composition of matter claims that specifically cover cemdomespib regardless of form, and other claims that cover related compounds. Patents from this family will expire in 2033 unless extended. A second family of patents, filed in 2019 in more than 20 territories, provides additional composition of matter protection for cemdomespib. Patents from this family will expire in 2039 unless extended. Details of the issued United States patents are shown below.

Patent Number	Title	Projected Expiration
9,422,320	C-Terminal Hsp90 Inhibitors	February 8, 2033
10,030,041	C-Terminal Hsp90 Inhibitors	February 8, 2033
10,590,157	C-Terminal Hsp90 Inhibitors	February 8, 2033
10,882,881	C-Terminal Hsp90 Inhibitors	February 8, 2033
11,390,640	C-Terminal Hsp90 Inhibitors	February 8, 2033
10,717,755	Co-crystal Forms of a Novobiocin Analog and Proline	February 1, 2039
11,401,294	Co-crystal Forms of a Novobiocin Analog and Proline	February 1, 2039

Bardoxolone Patent Portfolio

Our bardoxolone patent portfolio includes six families of granted United States patents, some with related applications pending, and three additional families of pending United States patent applications. Granted and pending claims offer various forms of protection for bardoxolone including claims to pharmaceutical compositions, specific forms (such as crystalline and non-crystalline forms), specific formulations, and methods for treating a variety of diseases, including CVD, CKD, and Alport Syndrome, using bardoxolone or its analogs. These United States patents and applications, and their foreign equivalents, are described in more detail below.

Exclusive of any patent term extension, the granted United States patents containing claims covering specific forms of bardoxolone, including the commercial form, are due to expire in 2028 and 2029. Two corresponding regional patents have been granted in Europe and each is validated in multiple EPC member states. Additional corresponding patents have been granted in Japan, China, Canada, and several other countries, and related applications provide broad international protection in additional territories worldwide. Exclusive of any patent term extension, these granted foreign patents and pending patent applications, if granted, are due to expire in 2028.

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

Patent Number	Title	Projected Expiration
8,088,824	Forms of CDDO Methyl Ester	October 19, 2029
8,309,601	Forms of CDDO Methyl Ester	August 13, 2028
8,633,243	Forms of CDDO Methyl Ester	August 13, 2028
8,129,429	Synthetic triterpenoids and methods of use in the treatment of disease	February 22, 2030
9,757,359	Synthetic triterpenoids and methods of use in the treatment of disease	January 12, 2029
10,953,020	Methods of Treating Alport Syndrome Using Bardoxolone Methyl or Analogs Thereof	November 8, 2037
11,446,313	Methods of Treating Alport Syndrome Using Bardoxolone Methyl or Analogs Thereof	November 8, 2037

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

Licenses

2014 University of Kansas License

In September 2014, we entered into two exclusive, worldwide license agreements with KU Center for Technology Commercialization, Inc., the manager of intellectual property owned by University of Kansas and the University of Kansas Medical Center (the University of Kansas), to compounds claimed in certain patents and patent applications either owned exclusively by the University of Kansas, including cemdomespib, or owned jointly by the University of Kansas and the National Institutes of Health (the NIH) that act as small molecule modulators of heat shock protein activity and responses in all human and veterinary therapeutic and diagnostic uses.

Under the terms of these licenses, we paid the University of Kansas initial licensing fees and reimbursed University of Kansas for past patent expenses incurred. Under each agreement, we are required to pay annual license maintenance fees, are obligated to spend a specified threshold for sponsored research to be performed by the University of Kansas, and are obligated to pay University of Kansas development and regulatory milestone payments for each of the first two products and sales milestone payments only on the first product developed. Under each agreement the University of Kansas is entitled to receive from us a portion of any sublicensing revenue we receive from sublicenses that we grant under the licensed technology at a percentage ranging from the low single digits to the low thirties depending on the stage of development at the time the sublicense is granted. Under each agreement, the University of Kansas is entitled to receive royalties on net sales of licensed products sold by us, our affiliates, and our sublicensees at a percentage ranging in the low single digits depending on the type of licensed product, subject to minimum annual royalties. To date, we have made $0.7 million in development and sublicense payments under these licenses. Under each license agreement we are obligated to use commercially reasonable efforts to develop, manufacture, and market at least one licensed compound. Additionally, under each license agreement, the University of Kansas retains limited rights related to research and educational use of these compounds, and the United States government also retains certain limited rights related to these compounds arising from federal funding of the research that led to their discovery. Under one agreement, the NIH retained limited rights related to research and educational use of compounds claimed in patents that name NIH as an assignee. In July 2020, Reata voluntarily terminated the license that involved both the University of Kansas and NIH. This license did not involve any patents that claim compounds in development by Reata or under consideration for development. The remaining license, which exclusively involves the University of Kansas as the licensor (the KU license), includes patents that claim cemdomespib and potential back-up or follow-on compounds, and remains in full force and effect.

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

Human Capital Management

As of December 31, 2022, we had 321 full-time and two part-time employees. 66 of our employees hold Ph.D. or M.D. degrees, with 232 employees engaged in research and development activities. None of our employees is represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us. We consider our overall employee relations to be good.

Diversity and inclusion

We are committed to creating and maintaining a diverse and inclusive work force. We believe our company is stronger because of the variety of our employees’ experiences and backgrounds. We have in place an active Engagement Committee that establishes an annual calendar of events and programs that celebrate diversity and inclusion across our organization.

Community engagement, social and relationship capital

Reata continues to provide employees with the opportunity to support charitable causes in the North Texas community. Examples of this include providing employees with paid time off to volunteer at the North Texas Food Bank and Minnie’s Pantry. In addition, employees across the organization support the annual Salvation Army Angel Tree Program. Reata has also implemented matching gift programs to support local and national disaster programs as deemed appropriate.

Compensation and benefits, health and wellness

We strive to provide competitive compensation and benefit programs that help meet the varying needs of our employees. Our competitive total rewards package includes market competitive salaries, performance related bonuses, and a long-term incentive program that provides all employees the opportunity to benefit from equity ownership through annual grants in Reata restricted stock units (RSUs) and stock options. Given the highly competitive market we are experiencing, Reata conducts regular market assessments and in 2022 made a number of compensation adjustments to attract and retain talent. In November 2022, Reata implemented an Employee Stock Purchase Program to provide employees an additional vehicle for stock ownership and long-term savings.

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

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors:

Name	Position
J. Warren Huff	Chief Executive Officer and Chairman of the Board of Directors
Manmeet S. Soni	Chief Operating Officer, Chief Financial Officer, and President
Colin Meyer, M.D.	Chief Innovation Officer and Executive Vice President
Dawn C. Bir	Chief Commercial Officer and Executive Vice President
Michael D. Wortley	Chief Legal Officer and Executive Vice President
Samina Khan, M.D.	Chief Medical Officer and Senior Vice President
Andrea L. Loewen	Senior Vice President, Global Regulatory Affairs
Martin W. Edwards, M.D. (2)(3)(4)	Director
William D. McClellan, Jr. (1)(2)(5)	Director
R. Kent McGaughy(2)(4)(5)	Director
William E. Rose (1)(2)(3)	Director
Christy J. Oliger (1) (3) (5)	Director
Shamim Ruff (1)(3)(4)	Director
Steven W. Ryder, M.D. (3)(4)	Director

(1) Member of the audit committee.

(2) Member of the compensation committee.

(3) Member of the nominating and corporate governance committee.

(4) Member of regulatory committee

(5) Member of commercial and medical affairs committee

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

Non-Employee Directors

Dr. Martin W. Edwards has served as a member of the Board since August 2020. Since 2003, until his retirement in September 2020, Dr. Edwards held various positions at Novo Holdings A/S, a life sciences investment firm, and most recently as a part-time Senior Partner. Earlier in his career, he was Corporate VP and Global Head of Drug Development for Novo Nordisk A/S, where he led all aspects of pre-clinical and clinical drug development. Dr. Edwards currently serves as a member of the board of directors of public biotech companies Verona Pharma plc, Inozyme Pharma, Inc. and Morphic Holding, Inc., as well as a private biotech company. Dr. Edwards previously served as a member of the board of directors of CoLucid Pharmaceuticals, Inc., a publicly traded company. Dr. Edwards qualified in physiology and medicine at the University of Manchester. Dr. Edwards was elected a Member of the Royal College of Physicians, a Member with distinction of the Royal College of General Practitioners and a Fellow of the Faculty of Pharmaceutical Medicine, and holds an M.B.A. from the University of Warwick.

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

Christy J. Oliger has served as a member of the Board since April 2021. Ms. Oliger brings nearly 30 years of experience in the biopharmaceutical industry, serving in various commercial roles at Genentech, Inc. and Roche Holding AG from January 2000 until her retirement in July 2020, and at Schering-Plough Corporation from September 1992 until December 1999. Most recently, Ms. Oliger served as Senior Vice President, Oncology Business Unit Head, at Genentech, Inc. During her tenure at Genentech, Inc., Ms. Oliger held senior leadership roles across a variety of therapeutic areas, including oncology, neurology, rare diseases, respiratory, dermatology and immunology in hospital and specialty settings. She currently serves as a member of the board of directors of Karyopharm Therapeutics Inc., Lava Therapeutics N.V. and Replimune Group Inc., each of which is a publicly traded pharmaceutical company. Ms. Oliger previously served as a member of the board of directors of Sierra Oncology, Inc., previously a publicly traded company. Ms. Oliger received a B.A. in Economics from the University of California at Santa Barbara.

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

Steven W. Ryder, M.D. has served as a member of the Board since July 2022. Dr. Ryder brings over 35 years of experience in the biopharmaceutical industry, serving in various development roles globally. Dr. Ryder has served as the Chief Medical Officer of Rallybio Corporation since January 2019. Previously, Dr. Ryder served as Chief Development Officer at Alexion Pharmaceuticals, Inc. from July 2013 to December 2018. From April 2008 to April 2013, Dr. Ryder served as President of Astellas Pharma Global Development, Inc. Prior to joining Astellas, Dr. Ryder worked at Pfizer Inc. for 21 years where he held positions of increasing responsibility, including head of worldwide clinical development. He is the past-President of the American Society of Clinical Pharmacology and Therapeutics, has held leadership positions in the Health Section Governing Board, Regulatory Executive Committee, and Board of BIO, and the Science and Regulatory section of the Pharmaceutical Research and Manufacturers of America (“PhRMA”), is a member of the Clinical Pharmacology Advisory Board of the PhRMA Foundation, and is an active member of several editorial boards. Dr. Ryder has served as the industry representative on the U.S. Food and Drug Administration’s Metabolic/Endocrine Drugs Advisory Committee. Dr. Ryder earned an M.D. from the Icahn School of Medicine at Mount Sinai.

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

We are a biopharmaceutical company with our lead product candidates, omaveloxolone and bardoxolone, in clinical development. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on developing our lead product candidates and on our earlier pipeline assets. We are not profitable and have only had net income in the year ended December 31, 2014, due to recognition of collaboration revenue. Furthermore, other than in the years ended December 31, 2009, 2010, and 2012, due to cash received from our collaborations with AbbVie and Kyowa Kirin, we have had negative cash flows from operations in each year since our inception. We have not generated any revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2022, 2021, and 2020, our net loss was $311.9 million, $297.4 million, and $247.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $1,567.5 million and capital resources consisting of cash and cash equivalents of $42.3 million and marketable debt securities of $345.2 million. Despite the potential to receive development cost sharing, milestone, and other payments from Kyowa Kirin, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate product sales. Even if we do generate product sales, we may never achieve or sustain profitability. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of omaveloxolone and bardoxolone, which are currently our lead product candidates. These are our lead product candidates that have advanced into registrational clinical development, but there can be no assurance that further clinical trials will not be required, or that regulatory delays will not be incurred. It could be years before the trials required for their approval are completed, if ever. We received a CRL from the FDA with respect to its review of our NDA for bardoxolone in the treatment of patients with CKD caused by Alport syndrome and have withdrawn our Alport syndrome MAA in the EU. We will continue to work with the FDA and EMA to confirm our next steps on our Alport syndrome program. However, in any event, the development program for bardoxolone has been substantially delayed, and there is a high degree of risk that bardoxolone will not be approved in the future for any indication in the United States or elsewhere. Furthermore, these negative outcomes regarding bardoxolone may cause the FDA and regulators in other jurisdictions, such as the EMA, to be skeptical in their future review of other indications for bardoxolone or other drug products which we develop and for which we submit for approval. Except for omaveloxolone in the treatment of patients with FA, our other clinical and preclinical programs are less advanced in development and may never enter into registrational clinical trials. Although we believe that Nrf2 activators have many potential clinical applications, we may fail to pursue successful indications and may miss opportunities for development in other indications as a result of limited resources. We also may fail to focus our efforts by attempting to develop single product candidates in multiple indications and formulations without success.

Our near-term prospects are dependent upon successful interactions with global regulatory authorities and on successful commercialization of omaveloxolone and bardoxolone. We may need to complete additional or larger and more extensive controlled clinical trials to validate the results observed in clinical trials to date to continue further development and seek regulatory approval of these product candidates. We have announced positive results from our

MOXIe trial of omaveloxolone in patients with FA. We have submitted an NDA for omaveloxolone in patients with FA. However, there can be no assurance that the NDA will be approved by the FDA. Furthermore, there is a risk that the FDA will not agree that the data submitted in the NDA support full approval of the NDA; in this event, the FDA could determine that the data support accelerated approval under Subpart H or do not support any type of approval. An accelerated approval would require that we agree to conduct a post-approval confirmatory clinical trial. In addition, although there may be many potentially promising indications beyond those we are currently investigating, we are still exploring indications for which further development of, and investment for, our lead product candidates may be appropriate. Accordingly, the costs and time to complete development and the related risks are currently unknown. We have also submitted an MAA for omaveloxolone in patients with FA. As with the FDA, there can be no assurance that the MAA will be approved by the EMA, and, even if approved, the approval could be a conditional approval which would require that we agree to conduct a post-approval confirmatory clinical trial.

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
•
whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to approval to market our products, and whether we are required to agree to post-marketing approval commitments or requirements in connection with the approval of a drug product;
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

We have submitted an NDA for omaveloxolone in patients with FA, but the there can be no assurance that the NDA will be approved. The FDA had originally indicated that we must conduct another clinical trial of omaveloxolone in patients with FA prior to seeking approval, prior to indicating thereafter that an NDA filing would be an acceptable next step in the regulatory process. However, there can be no assurance that the FDA will not determine that another clinical trial must be conducted. Furthermore, the FDA could determine that an accelerated approval regulatory pathway for omaveloxolone in patients with FA is the most appropriate approval pathway, which will require us to conduct another clinical trial as a post-marketing requirement. The results of this trial may not be sufficient to support or maintain approval of omaveloxolone for treatment of patients with FA.

We have also submitted an MAA for omaveloxolone in patients with FA. As with the FDA, there can be no assurance that the MAA will be approved by the EMA, and, even if approved, the approval could be a conditional approval which would require that we agree to conduct a post-approval confirmatory clinical trial. We have had limited or no discussions of these trial data with other global regulatory health authorities, and these regulatory bodies may not concur that these studies would be adequate to support a marketing application or that the benefits would translate to approvable trial endpoints or be reflected on our product label.

In addition, we cannot assure that any potential advantages that we believe bardoxolone may have for our current clinical programs will be substantiated by each of our registrational clinical trials or that we will be able to include a discussion of any advantages in our labeling should we obtain approval. We cannot assure that our previous data in our Phase 2 and Phase 3 trials and our trials in T2D CKD may predict effects in our registrational trial in patients with CKD caused by ADPKD or other forms of CKD. Additionally, we have discussed CKD caused by Alport syndrome trial data with the FDA, EMA and the PMDA and ADPKD trial data with the FDA. In further discussions with the FDA of the two-year results of our CARDINAL Phase 3 trial in patients with CKD caused by Alport syndrome, the FDA has stated that, in order to continue to pursue approval of bardoxolone in patients with CKD caused by Alport syndrome, we will be required to conduct another pre-approval clinical trial of bardoxolone in patients with CKD caused by Alport syndrome. The EMA has determined that our MAA for bardoxolone in patients with CKD caused by Alport syndrome is not approvable, as a consequence of which we have withdrawn the MAA. Additionally, we have received scientific advice from the EMA that the proposed Phase 3 clinical study cannot be used as a standalone study to support the indication of bardoxolone in ADPKD. The EMA recommended that we evaluate, in addition to the traditional endpoints, the effect of bardoxolone on total kidney volume in these patients and requested that we seek additional guidance on our program. We have had limited or no discussions of these trial data with other global regulatory health authorities, and these regulatory bodies may not concur that these studies would be adequate to support a marketing application or that the benefits would translate to approvable trial endpoints or be reflected on our product label.

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

If we, our collaborators, or our third-party manufacturers cannot manufacture our product candidates or products at sufficient quality, yields, and quantities, we may experience delays in development, regulatory approval, and commercialization.

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
•
supply chain issues, including the timely availability and shelf-life requirements of raw materials and supplies, the lack of redundant and backup suppliers, and the potential of introducing impurities during the manufacturing process that could materially impact the availability of the drug product;
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

Although we are conducting one registrational trial and have completed pivotal trials in patients with Alport syndrome caused by CKD and FA, specific labeling language has not yet been agreed upon with regulatory authorities. For both omaveloxolone and bardoxolone, regulatory approvals, if obtained at all, may include very narrowly-defined indications for which these products may be marketed, since this limitation is a common outcome of health authority review and approval processes. Alternatively, the specific labeling language could highlight real or potential perceived risks that could limit the use of the product candidates in the marketplace or require a REMS. These labeling limitations may be driven by either preclinical or clinical outcomes, some of which may not yet have been observed in our early studies. Such limitations or warnings may affect our ability to successfully commercialize our products. Due to the rarity of the diseases for which our product candidates are targeted, a narrower than expected indication or other restrictions in labeling could significantly affect our ability to generate revenue.

Other than the submission of an NDA with the FDA and an MAA with the EMA for bardoxolone in patients with CKD caused by Alport syndrome and for omaveloxolone in patients with FA, we have limited experience in submitting an NDA, MAA, or other marketing applications and may be unable to do so efficiently or at all for omaveloxolone, bardoxolone, or any product candidate we are developing or may develop in the future.

We have conducted, or are currently conducting, Phase 2 and Phase 3 trials for omaveloxolone and bardoxolone, and we may need to conduct additional Phase 2 trials before initiating additional Phase 3 clinical trials with omaveloxolone and bardoxolone. The conduct of Phase 3 trials and the submission of an NDA, MAA, or other marketing application is a complicated process. We have limited experience in preparing, submitting, and prosecuting regulatory filings, and, other than the submission of an NDA with the FDA and an MAA with the EMA for bardoxolone in patients with CKD caused by Alport syndrome and for omaveloxolone in patients with FA, we have not previously submitted an NDA, MAA, or other marketing application. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to the submission of an NDA, MAA, or other marketing application and approval of any product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Risks related to the successful execution of our trials or successful filing of the NDA exist not only because of the complexity of the process, but also because of our lack of previous experience as an organization.

If we or our collaborators are unable to establish sales, marketing, and distribution capabilities or enter into or maintain agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a fully-developed sales and marketing infrastructure and have no experience in the sales, marketing, or distribution of pharmaceutical products in any country. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales and increase marketing capabilities or make and maintain our existing arrangements with third parties to perform these services at a level sufficient to support our commercialization efforts.

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

We focus our research and product development on treatments for rare and ultra-rare diseases. Given the small number of patients who have the diseases that we are targeting, our profitability and growth depend on successfully identifying patients with these rare and ultra-rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and internal estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases, and, as a result, the number of patients with these diseases may turn out to be lower than expected. Our effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Patients who receive assistance from us in paying for the cost of our drugs or who receive free drugs will negatively impact our profitability. Finally, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

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

We are aware of only one program, vatiquinone from PTC Therapeutics Inc., in Phase 3 stage of development. Additionally, competitor product candidates MIN-102 from Minoryx Therapeutics, MIB-626 from MetroBiotech, LLC, JOTROL (JOT-101) from Jupiter Neurosciences, Inc., elamipretide from Stealth BioTherapeutics Corp. and CTI-1601 from Larimar Therapeutics are in Phase 2 clinical development for FA. DT-216 from Design Therapeutics, Inc., is currently in Phase 1 stage of clinical development. We are aware of only one gene therapy program, LX2006 from Lexeo Therapeutics, in Phase 1/2 stage of development in patients with cardiomyopathy associated with FA. In addition, Biohaven Pharmaceutical Holding Company Ltd.’s Troriluzole is in Phase 3 development for the treatment of patients with SCA. Biohaven has expressed an intention to explore the development of Troriluzole for other ataxias, which may include FA pending the outcome of the ongoing clinical studies in SCA. If approved and launched commercially, omaveloxolone may face competition from these product candidates. Some of these product candidates may enter the market prior to omaveloxolone, and some of these product candidates could limit the market or level of reimbursement available for omaveloxolone if it is commercialized.

Cemdomespib may face similar competitive risks as omaveloxolone. We plan to develop cemdomespib for patients with DPNP and if approved and launched commercially, cemdomespib will face competition that could limit the market or level of reimbursement available for cemdomespib. Currently, there are four drugs and four devices that are approved for treatment of DPNP in the United States including Lyrica®, Cymbalta®, Nucynta®, an opioid, and Qutenza®, a capsaicin patch applied once every three months. IntellisTM by Medtronic Plc., Proclaim XR SCS by Abbott, and VantaTM and Senza® by Nevro Corp. are three implantable spinal cord stimulation systems approved for treatment of chronic pain associated with DPN. First Relief® by DyAnsys Inc. is a percutaneous electrical neurostimulation device cleared by FDA for treating diabetic neuropathic pain. Tarlige® by Daiichi Sankyo Company Ltd. is a gabapentinoid that is approved for DPNP in Japan. In addition, current treatment guidelines from the American Diabetes Association and the American Academy of Neurology also recommend the off-label use of gabapentin and tricyclic antidepressants for patients with DPNP.

We are aware of multiple drugs in advanced clinical development for DPNP including Engenesis (VM202) by Helixmith Co. in Phase 3, HSK-16149 by Sichuan Haisco Pharmaceutical Co. in Phase 2/3 (China), and 14 additional programs in Phase 2 clinical trials including LX9211 by Lexicon Pharmaceuticals Inc., MEDI7352 by AstraZeneca Plc, Elismetrep (MT8554) by Mitsubishi Tanabe Pharma (Japan), PGDN-20WS by Pure Green Pharmaceuticals, YJ-001 by Zhejiang Pharmaceutical (China), BAY2395840 by Bayer, LY3526318 and LY3852710 by Eli Lilly and Company, VX-548 by Vertex Pharmaceuticals, Pirenzepine (WST-057) by WinSanTor Inc., NRD135S.E1 by Novaremed AG, Ricolinostat by Regenacy Pharmaceuticals, GRC 17536 by Glenmark Pharmaceuticals Ltd., and CNTX-6016 by Centrexion Therapeutics. AT-001 by Applied Therapeutics Inc. is also being investigated for DPN in a sub-study of a Phase 3 program in Diabetic Cardiomyopathy. We are also aware of one other HSP90 modulator, arimoclomol, being developed for a neurological indication by KemPharm Inc.

If bardoxolone is approved and launched commercially for patients with ADPKD, it would launch into a landscape with at least one approved product and multiple products in clinical development. In 2018, Otsuka Pharmaceuticals Co., Ltd. received approval by the FDA to market JYNARQUE® to slow kidney function decline in adults at risk of rapidly progressing ADPKD. Other products under clinical development for ADPKD include GLPG2737 by Galapagos NV in Phase 2, Tesevatinib by Kadmon, a Sanofi company, in Phase 2, Xrx-008 by Xortx Therapeutics Inc. in Phase 2, RGLS8429 by Regulus Therapeutics in Phase 1, and AL01211 by Acelink Therapeutics in Phase 1.

If bardoxolone is approved and launched commercially for patients with CKD caused by Alport syndrome, it may face market competition. Currently, there are no approved therapies for CKD caused by Alport syndrome, and patients are commonly treated off-label with ACE inhibitors or ARBs. We are aware of at least four therapies for the treatment of Alport syndrome currently in Phase 2 of clinical development, atrasentan in patients with one of several forms of CKD including Alport syndrome from Chinook Therapeutics Inc., sparsentan in pediatric patients with proteinuric glomerular diseases including Alport syndrome from Travere Therapeutics Inc., R3R01 in patients with FSGS or Alport syndrome from River 3 Renal Corp., and ELX-02 in a subpopulation of Alport syndrome patients with non-sense mutations in Col4A gene from Eloxx Pharmaceuticals Inc.

We are also aware of multiple drugs that are either approved or in clinical development programs in T2D CKD, hypertensive, and other forms of CKD. These include the SGLT2 inhibitors, Jardiance® and Farxiga® developed by Boehringer Ingelheim and Eli Lilly and Company, and by AstraZeneca, respectively which are in development for patients with CKD with and without T2D. In April 2021, Farxiga® received FDA approval to reduce the risk of sustained eGFR decline, ESKD, cardiovascular death, and hospitalization for heart failure in adults with CKD at risk of progression. AstraZeneca has not said whether any patients with CKD caused by Alport syndrome were enrolled in the DAPA-CKD trial; however, the trial did enroll patients with IgAN and other forms of glomerulonephritis. The DAPA-CKD study excluded patients with ADPKD and T1D CKD. Farxiga® may be used to treat patients with CKD due to rare and common forms of CKD including Alport syndrome. Additionally, FDA recently accepted a supplemental NDA for Jardiance® which was tested in EMPA-KIDNEY, a Phase 3 trial in patients with various forms of CKD, excluding ADPKD and T1D CKD. Additionally, Bayer Healthcare, in November 2021, announced the initiation of the FIONA Phase 3 study to investigate finerenone for the treatment of pediatric patients with CKD and severely increased proteinuria. The study may enroll patients with Alport syndrome or ADPKD. Kerendia® (finerenone) received FDA approval in July 2021 to reduce the risk of sustained eGFR decline, ESKD, cardiovascular death, non-fatal myocardial infarction, and hospitalization for heart failure in adult patients with T2D CKD.

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

It is difficult to predict the reimbursement or insurance coverage of our products, if approved. Failure to obtain adequate coverage and reimbursement, or obtaining limited reimbursement, from third-party payors may render our products less attractive to patients and healthcare providers. Additionally, third-party payors may require patients or healthcare providers to submit certain data or meet certain criteria such as demonstrated evidence of continuing clinical benefit to reauthorize continued reimbursement for our products. However, this data may be unavailable, or the criteria may not be met, in which case coverage and reimbursement may cease.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to the third-party payor, which we may not be able to provide. Furthermore, the reimbursement policies of third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such payor will pay for the drug product. Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products, if any. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. If coverage and reimbursement are not available or are available only to limited levels, we may not be able to commercialize certain of our products, if any. Payors may also add additional requirements, including genetic testing and requiring less expensive generic therapy first. Additionally, third-party payors may require patients or healthcare providers to submit certain data or meet certain criteria such as demonstrated evidence of continuing clinical benefit to reauthorize continued reimbursement for our products. However, this data may be unavailable, or the criteria may not be met, in which case coverage and reimbursement may cease. New laws may be enacted or regulations may be promulgated in the United States that decrease the price at which products, if approved, are sold. For example, the Inflation Reduction Act of 2022 allows Medicare to negotiate prices for certain drugs beginning in 2026 and beyond.

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

We have entered into the Kyowa Kirin Agreement with respect to the development and commercialization by Kyowa Kirin of bardoxolone for renal, cardiovascular, diabetes, and certain related metabolic indications in certain territories in Asia. If Kyowa Kirin were to elect not to participate in the development and commercialization of all of our bardoxolone indications or to determine that their collaboration with us is no longer a strategic priority, were unable to perform their obligations under the Kyowa Kirin Agreement, were to determine that, if approved, bardoxolone could not be priced at a profitable level in Japan, or if a successor were to reduce their level of commitment to their collaboration with us, our ability to develop and commercialize our product candidates could suffer. In addition, our Kyowa Kirin collaboration is, and any future collaboration may be, exclusive and preclude us from entering into additional collaboration agreements with other parties in the area or field of exclusivity. Kyowa Kirin has allowed us to make regulatory filings and conduct clinical trials in its exclusive territory in order to generate clinical trial data that we may use in connection with seeking approval of our product candidates in the United States. There can be no assurance that one or more of these authorizations will not be withdrawn.

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

Raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects or could introduce impurities to our products. Our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters. Disruptions to the operations of our third-party manufacturers or suppliers unrelated to our product candidates could occur, including the bankruptcy of a manufacturer or supplier or a catastrophic event or another type of force majeure event affecting a manufacturer or supplier.

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

Composition-of-matter patents relating to the active pharmaceutical ingredient are generally considered to be the strongest form of patent protection for pharmaceutical products, as such patents provide protection not limited to a particular method of use or formulation. Method-of-use patents protect the use of a product for the specified purpose(s) or indication(s), and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Omaveloxolone, cemdomespib, and bardoxolone are protected by granted United States and foreign patents claiming compositions of matter and methods of use. Each compound is the subject of pending United States and foreign patent applications claiming compositions of matter or methods of use. We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates. We may choose not to file patent applications to protect certain technologies and may also choose to allow certain patents or patent applications to lapse or expire based on cost-benefit considerations.

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

The time required to obtain approval, if any, by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. With the exception of an NDA filed with the FDA and an MAA filed with the EMA for bardoxolone in patients with CKD caused by Alport syndrome and for omaveloxolone in patients with FA, we have not submitted an NDA or obtained regulatory approval for any product candidate, and it is possible that none of our current or future product candidates we may discover, in-license, or acquire and seek to develop in the future will ever obtain regulatory approval. Our receipt of a CRL from the FDA with respect to the NDA for bardoxolone in patients with CKD caused by Alport syndrome, the withdrawal of our MAA for bardoxolone in patients with CKD caused by Alport syndrome, and scientific advice from the EMA that the proposed Phase 3 clinical study in ADPKD cannot be used as a standalone study to support the indication of bardoxolone in ADPKD, puts our entire bardoxolone platform at a high degree of risk. Accordingly, there can be no assurance that bardoxolone will be approved for any indication.

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

Even if we believe our completed, current, or planned clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy, which was the case in connection with the FDA’s issuance of a CRL regarding our NDA for bardoxolone in patients with CKD caused by Alport syndrome and the withdrawal of our MAA for bardoxolone in patients with CKD caused by Alport syndrome. In addition, the FDA originally concluded that the results of our MOXIe Phase 2 clinical trial, while positive, were not sufficient to support approval of omaveloxolone for the treatment of patients with FA. Consequently, the FDA advised us that we needed to conduct a second clinical trial prior to submitting an NDA, prior to subsequently agreeing that we could proceed with the filing of an NDA for omaveloxolone in patients with FA. Certain of our Phase 3 clinical trials have been or may be designed to permit us to file an application for accelerated approval based on positive interim data. Even if we believe the interim data will support an application for accelerated approval, the regulatory authorities may not agree, which could delay approval. Approval by one regulatory authority does not ensure approval by any other regulatory authority. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to submit for regulatory approvals, and even if we submit, the applications may not be filed by the FDA or comparable regulatory agency, and we may not receive the necessary approvals to commercialize our product candidates in any market.

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

For example, the PPACA was enacted in 2010 with a goal, among others, of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The PPACA, among other things, expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products, and enacted substantial provisions affecting compliance, which may affect our business practices with healthcare practitioners. In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2031, with the exception of a temporary suspension and reduction from May 1, 2020 through June 30, 2022 due to the COVID-19 pandemic. The Medicare reductions have returned to the full 2% reduction. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of health care providers.

In addition, the Biden Administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act (IRA) in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023, the IRA will also penalize drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have on our business or future product candidates. In addition, former President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers. With respect to omaveloxolone, Reata will be a domestic manufacturer. These legal and regulatory developments and the uncertainty about the future of the IRA and healthcare laws are likely to continue the downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.

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

Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to three votes per share. As of February 20, 2023, our executive officers and directors, together with their respective affiliates, collectively owned shares representing approximately 97.7% of our total Class B common stock, including shares subject to outstanding options that are exercisable within 60 days of such date, and approximately 13.8% of our total Class A common stock, including shares subject to outstanding options that are exercisable and shares that will be settled upon the vesting of RSUs within 60 days of such date. Because of the greater number of votes per share attributed to our Class B common stock, our executive officers and directors, together with their respective affiliates, collectively beneficially own shares representing approximately 44.6% of the voting power of our outstanding capital stock.

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

In November 2019, we closed a follow-on underwritten public offering of 2,760,000 shares of our Class A common stock at $183.00 per share. In December 2020, we closed a follow-on underwritten public offering of 2,000,000 shares of our Class A common stock at $140.85 per share. Since our initial public offering (IPO) in May 2016 through February 20, 2023, our closing stock price has reached a low of $13.07 and a high of $247.74. Between January 3, 2022, and December 31, 2022, the closing price of shares of our Class A common stock increased by $10.67 per share.

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
•
the timing of the release of results of and regulatory updates regarding our clinical trials, which we experienced in February 2022 in connection with the receipt of a CRL from the FDA in connection with our NDA for bardoxolone in patients with CKD caused by Alport syndrome;
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
•
changes in general market and economic conditions, including inflation and interest rate fluctuations; and
•
the other factors described in this “Risk Factors” section.

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

As of February 20, 2023, we have 4,625,445 shares of Class B common stock outstanding representing 14.1% of our outstanding shares of common stock, all of which are currently restricted as a result of securities laws, but may be converted into shares of Class A common stock and sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future.

Additionally, our Seventh Amended and Restated Registration Rights Agreement dated as of November 10, 2010, entered into with certain of our investors in connection with our Series A through H preferred stock financings, provides certain registration rights for 4,423,719 shares of Class B common stock and 1,898,576 shares of Class A common stock as of February 20, 2023. Once we register these shares, they can be freely sold in the public market.

In addition, as of February 20, 2023, there are approximately 4,135,816 and 1,898,576 shares subject to outstanding options to purchase, and RSUs representing, shares of Class B and Class A common stock, respectively, that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act. We have registered all shares of Class A common stock or Class B common stock that we issue under our employee benefit plans, including our Second Amended and Restated Long Term Incentive Plan (the LTIP Plan). Once they are issued in accordance with the terms of the plans, they can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144 and, in the case of Class B common stock, conversion to Class A common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Plano, Texas, where we lease approximately 122,000 square feet of office space. This lease expires in December 2023. We also lease approximately 34,890 square feet of additional office and laboratory space in Irving, Texas. This lease expires in October 2024, with an option to extend for a fixed twelve-month period. In October 2019, we entered into a lease agreement with TC Legacy Land Venture, LLC (the 2019 Lease Agreement), to lease a single-tenant and build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years beginning in June 2022 with an option to renew up to ten years. In December 2021, we paused our buildout of the build-to-suit building . We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

Stockholders

As of February 20, 2023, there were 384 and 83 stockholders of record of our Class A and Class B common stock, respectively. In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our Class A common stock since December 31, 2017, through December 31, 2022, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2017, in our Class A common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison of Total Return
Among Reata Pharmaceuticals, Inc., the Nasdaq Composite Index,
and the Nasdaq Biotechnology Index
$1,000.00
$900.00
$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$-
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Reata Pharmaceuticals, Inc. (NasdaqGM:RETA)
Nasdaq Composite Index (^COMP)
Nasdaq Biotechnology Index (^NBI)

$100 investment in stock or index	Ticker	2017	2018	2019	2020	2021	2022
Reata Pharmaceuticals, Inc.	RETA	$100.00	$198.09	$721.86	$436.51	$93.11	$134.15
Nasdaq Composite Index	^COMP	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61
Nasdaq Biotechnology Index	^NBI	$100.00	$90.68	$112.81	$141.78	$140.88	$125.52

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

Issuer’s Purchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Annual Report on Form 10-K captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our discussion and analyses below are focused on our 2022, 2021, and 2020 financial results, including comparisons of our year-over-year performance between these years.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better. We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies. Our lead programs are omaveloxolone in FA and bardoxolone in rare forms of CKD. Both of our lead product candidates activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation. Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, we believe omaveloxolone, bardoxolone, and our other Nrf2 activators have many potential clinical applications. We possess exclusive, worldwide rights to develop, manufacture, and commercialize omaveloxolone, bardoxolone, and our other Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin. In addition, we are developing cemdomespib, the lead product candidate from our Hsp90 modulator program, in neurological indications. We are the exclusive licensee of cemdomespib and have worldwide commercial rights.

Collaborations

In October 2019, we and AbbVie entered into the Reacquisition Agreement, under which we reacquired the development, manufacturing, and commercialization rights provided in the AbbVie License Agreement and the Collaboration Agreement. Under the Reacquisition Agreement, the AbbVie License Agreement and the Collaboration Agreement were amended, resulting in AbbVie granting its exclusive sublicenses back to us, such that we reacquired the worldwide rights to bardoxolone, excluding certain Asian countries previously licensed to Kyowa Kirin, and the worldwide rights to omaveloxolone and certain other Nrf2 activators. By reacquiring our rights, we were relieved from our obligations under the AbbVie License Agreement and the Collaboration Agreement.

In exchange for such rights, we agreed to pay AbbVie $330.0 million, all of which has subsequently been paid. Additionally, we will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain other Nrf2 activators.

As a result of the $330.0 million having been paid to AbbVie, the licenses granted to AbbVie and the sublicenses granted to us with respect to omaveloxolone and bardoxolone and certain other Nrf2 activators have terminated, with all rights reverting to us.

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

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates and conducting preclinical studies and clinical trials. We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and Kyowa Kirin, from sales of our securities, with secured loans, and from a strategic financing from BXLS. We have not received any payments or revenue from collaborations other than nonrefundable upfront, milestone, and cost sharing payments from our collaborations with AbbVie and Kyowa Kirin and reimbursements of expenses under the terms of our agreement with Kyowa Kirin. We have incurred losses in each year since our inception, other than in 2014. As of December 31, 2022, we had $42.3 million of cash and cash equivalents and marketable debt securities of $345.2 million and an accumulated deficit of $1,567.5 million. We continue to incur significant research and development and other expenses related to our ongoing operations. Despite the potential to receive future payments from Kyowa Kirin, we anticipate that we will continue to incur losses for the foreseeable future, and we anticipate that our losses will increase as we continue our development of, seek regulatory approval for, and potential commercialization of our product candidates. If we do not successfully develop and obtain regulatory approval of our existing product candidates or any future product candidates and effectively manufacture, market, and sell any products that are approved, we may never generate revenue from product sales. Furthermore, even if we do generate revenue from product sales, we may never again achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

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

Our license and milestone revenue has been generated primarily from the Kyowa Kirin Agreement, the AbbVie License Agreement, and the Collaboration Agreement and consists of upfront payments and milestone payments. License revenue recorded with respect to the Kyowa Kirin Agreement, the AbbVie License Agreement, and the Collaboration Agreement consists solely of the recognition of deferred revenue. Under our revenue recognition policy, collaboration revenue associated with upfront, non-refundable license payments received under our license and collaboration agreements are deferred and recognized ratably over the expected term of the performance obligations under each agreement. Under the Reacquisition Agreement, we no longer have performance obligations under the AbbVie License Agreement and the Collaboration Agreement, , and we have not recognized revenue from either of those agreements since June 2022. Under the Kyowa Kirin Agreement, we recognized the deferred revenue through mid-2022.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. From our inception through December 31, 2022, we have incurred a total of $1,259.8 million in research and development expense, a majority of which relates to the development of omaveloxolone and bardoxolone. We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

The following table summarizes our research and development expenses incurred during the years ended December 31:

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Bardoxolone	$29,287	$50,827	$50,836
Omaveloxolone	36,419	12,935	25,231
Cemdomespib	9,077	5,642	4,189
Other research and development expenses	95,060	86,589	78,824
Total research and development expenses	$169,843	$155,993	$159,080

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

Other Income (Expense), Net

Other income (expense) includes interest and gains earned on our cash and cash equivalents and marketable debt securities, interest expense on term loans, amortization of debt issuance costs, imputed interest on long term payables, loss on extinguishment of debt, gain on termination of lease, foreign currency exchange gains and losses, gains and losses on sales of assets, non-cash interest expense on liability related to the sale of future royalties and employee retention credit under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).

Benefit from Taxes on Income

Provision for taxes on income consists of net loss, taxed at federal tax rates and adjusted for certain permanent differences and changes in valuation allowances also affect the tax provision. During 2020, we recognized a tax benefit and receivable of $22.2 million associated with the ability to carryback an applicable prior year’s net operating losses to a preceding year to generate a refund under the CARES Act. The Company received the tax refund in 2021. Realization of deferred tax assets is generally dependent upon future earnings by jurisdiction, of which the timing and amount are uncertain for the majority of our deferred tax assets, and valuation allowances are maintained against them.

Results of Operations

Comparison of the Years Ended December 31, 2022, 2021, and 2020

The following table sets forth our results of operations for the years ended December 31:

	2022	Change %	2021	Change %	2020
	(in thousands, except for percentage data)
Collaboration revenue
License and milestone	$1,648	(80)	$8,040	71	4,701
Other revenue	568	(84)	3,450	(20)	4,318
Total collaboration revenue	2,216	(81)	11,490	27	9,019
Expenses
Research and development	169,843	9	155,993	(2)	159,080
General and administrative	109,277	10	99,002	32	75,128
Depreciation	1,130	(6)	1,203	6	1,136
Total expenses	280,250	9	256,198	9	235,344
Other income (expense), net	(33,892)	(36)	(53,128)	21	(43,914)
Loss before taxes on income	(311,926)	5	(297,836)	10	(270,239)
Benefit from taxes on income	25	(94)	450	(98)	22,487
Net loss	$(311,901)	5	$(297,386)	20	$(247,752)

Revenue

License and milestone revenue represented approximately 74%, 70%, and 52% of total revenue for the years ended December 31, 2022, 2021, and 2020, respectively, and consisted primarily of the recognition of previously deferred revenue relating to upfront payments and milestones, which were being recognized over our performance period. License and milestone revenue decreased by 80% during 2022 compared to 2021, and consisted of the recognition of revenue from the Kyowa Kirin Agreement. The decrease in license and milestone revenue is primarily due to the achievement of a regulatory milestone in July 2021, variable consideration previously considered constrained, under the Kyowa Kirin Agreements. We did not recognize any revenue subsequent to June 30, 2022 as our performance obligation under the Kyowa Kirin Agreement was completed.

License and milestone revenue increased by 71% during 2021 compared to 2020, and consisted of the recognition of revenue from the Kyowa Kirin Agreement. The increase in license and milestone revenue is primarily due to the achievement of a $5.0 million regulatory milestone in 2021. Upon achievement of the milestone, we recorded $4.7 million in collaboration revenue, representing a cumulative catch-up for the portion of service period relating to our performance obligation that was satisfied in prior periods.

Other revenue decreased by $2.9 million during 2022 compared to 2021, and by $0.9 million during 2021 compared to 2020, primarily due to a decrease in reimbursements of our expenses from Kyowa Kirin for manufacturing.

The following table summarizes our expenses, in thousands and as a percentage of total expenses, for the years ended December 31:

	2022	% of Total Expenses	2021	% of Total Expenses	2020	% of Total Expenses
	(in thousands, except for percentage data)
Research and development	$169,843	60%	$155,993	60%	$159,080	67%
General and administrative	109,277	39%	99,002	39%	75,128	32%
Depreciation	1,130	1%	1,203	1%	1,136	1%
Total expenses	$280,250		$256,198		$235,344

Research and Development Expenses

Research and development expenses increased by 9% during 2022 compared to 2021. The increase was primarily due to increased personnel and personnel-related costs to support the product development activities.

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

Research and development expenses, as a percentage of total expenses, was 60%, 60%, and 67% for 2022, 2021, and 2020, respectively. The decrease in 2022 and 2021 compared to 2020 was primarily due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by 10% during 2022 compared to 2021. The increase was primarily due to rent expense related to the new headquarters building lease that commenced in December 2021.

General and administrative expenses increased by 32% during 2021 compared to 2020. The increase was primarily due to increased spend related to commercial readiness activities, personnel and personnel-related costs to support growth in our development activities, and insurance premiums.

General and administrative expenses, as a percentage of total expenses, were 39%, 39%, and 32% for 2022, 2021, and 2020, respectively. The increase in 2022 and 2021 compared to 2020 was primarily due to the proportionately larger increase in general and administrative expenses, compared to research and development expenses.

Other Income (Expense), Net

Other income (expense), net decreased by $19.2 million during 2022 compared to 2021. The decrease was primarily due to a $6.6 million decrease of interest expense attributable to the payable to AbbVie under the Reacquisition Agreement, which was fully satisfied in 2021, a $4.9 million decrease in non-cash interest expense on liability related to the sale of future royalties due to a lower effective interest rate, a $5.8 million increase in interest income generated from marketable debt securities and a $2.1 million increase related to the employee retention credit under the CARES Act.

Other income (expense), net increased by $9.2 million during 2021 compared to 2020. The increase was primarily due to increased non-cash interest expense on liability related to the sale of future royalties and decreased interest income earned due to lower market rates, offset by decreased interest expense and loss on extinguishment of debt due to the payoff on our Term Loans in 2020.

Benefit from Taxes on Income

Benefit from taxes on income decreased by $0.4 million during 2022 compared to 2021. The decrease was primarily related to the benefit recognized in 2021 from interest earned on tax refunds related to the CARES Act, which was received in 2021.

Benefit from taxes on income decreased by $22.0 million during 2021 compared to 2020, which was primarily due to a tax benefit recognized in 2020 related to a carryback claim associated with the CARES Act.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, the sale of royalty interests, and secured loans. To date, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $785.0 million from payments under license and collaboration agreements. We also obtained $1,222.1 million in net proceeds from our IPO, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, and $299.0 million in net proceeds from the sale of future royalties under the Development Agreement. We have not generated any revenue from the sale of any products. As of December 31, 2022, we had available cash and cash equivalents of approximately $42.3 million and marketable debt securities of $345.2 million. Our cash and cash equivalents are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31:

	2022	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(204,267)	$(235,701)	$(322,340)
Investing activities	(345,164)	(1,329)	(927)
Financing activities	1,485	9,138	477,093
Net change in cash and cash equivalents	$(547,946)	$(227,892)	$153,826

Operating Activities

Net cash used in operating activities was $204.3 million for the year ended December 31, 2022, consisting primarily of net loss of $311.9 million adjusted for non-cash items including stock-based compensation expense of $58.7 million, non-cash interest expense on liability related to sale of future royalty of $41.8 million, and a net increase in operating assets and liabilities of $9.3 million. The change in significant items in the operating assets and liabilities that impacted our use of cash in operations includes an increase of $4.1 million in prepaids and other assets, an increase of $5.2 million in accounts payable due to timing of payments, and $7.3 million increase in operating lease obligations.

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

Investing Activities

Net cash used in investing activities was $345.2 million, $1.3 million, and $0.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. The increase during 2022 is due to the purchase of $661.9 million in marketable debt securities during the period, offset by $320.0 million received from maturities of marketable securities. The investing activities for 2021 and 2020, were primarily due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2022 and 2021, was $1.5 million and $9.1 million, respectively, primarily consisting of option exercises.

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
•
In December 2021, we paused the tenant improvement activities for the new headquarter building. If at a future date, we determine to move into the building, capital expenditures will need to be incurred based on our occupancy requirements at that time.
•
The initial term of the lease is 16 years, with up to ten years of extension at our option. The annual base rent payment, which began June 2022, will be determined based on the project cost, subject to an initial annual cap of approximately $13.3 million. Beginning in the third lease year, the base rent will increase 1.95% per annum each year. In addition to the annual base rent, we will pay for taxes, insurance, utilities, operating expenses, assessments under private covenants, maintenance and repairs, certain capital repairs and replacements, and building management fees.

In July 2021, Kyowa Kirin announced the submission of an NDA in Japan for bardoxolone for improvement of renal function in patients with Alport syndrome. We earned a $5.0 million milestone related to this event that was received and recognized in the third quarter of 2021 through June 30, 2022.

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

Contractual Obligations and Commitments

Contractual Obligations

We have various contractual obligations and other commitments that require payments at certain specified periods. The following table summarizes our contractual obligations and commitments as of December 31, 2022:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	6 years and beyond	Total
	(unaudited, in thousands)
Operating lease obligations (1)	$9,354	$17,574	$24,209	$144,860	$195,997
Total contractual obligations	$9,354	$17,574	$24,209	$144,860	$195,997
(1)
Above table assumes one year rent abatement is applied beginning in June 2023 following FDA approval of omaveloxolone

Clinical Trials

As of December 31, 2022, we have several on-going clinical trials in various stages. Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

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

Licenses of intellectual property: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

Realization of deferred tax assets is generally dependent upon future earnings by jurisdiction, if any, the timing and amount of which are uncertain. As of December 31, 2022, based on known factors, for the majority of our deferred tax assets, we cannot conclude that it is more likely than not that they will be utilized, and we have recorded valuation allowances to offset these deferred tax assets.

We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (ASC) 740, Income Taxes. We recognize tax benefit for uncertain tax positions if we believe it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position. We evaluate uncertain tax positions after consideration of all available information. As of December 31, 2022, the interest accrued related to provision for or due to uncertain tax positions was immaterial.

Stock-Based Compensation

We measure and recognize compensation expense for all stock option and restricted stock awards based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. If vesting is subject to a performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met. We begin to recognize the value of the performance-based awards when we determine the achievement of each performance condition is deemed probable. At the probable date, we will record a cumulative expense catch-up, with the remaining amortized over the remaining service period. Use of the Black-Scholes option pricing model requires management to apply judgment under highly subjective assumptions. These assumptions include:

•
Expected term —The expected term represents the period that the stock-based awards are expected to be outstanding and is based on the average period the stock options are expected to be outstanding and was based on our historical information of the options exercise patterns and post-vesting termination behavior.
•
Expected volatility —During the first two months of the year, we did not have sufficient trading history to estimate the volatility of our common stock, thus, the expected volatility was estimated based on our own historical volatility since our IPO and the average volatility for comparable publicly traded biopharmaceutical companies. When selecting comparable publicly traded biopharmaceutical companies on which we based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and historical share price information sufficient to meet the expected life of the stock-based awards. For the remainder part of the year, the expected volatility was estimated based on our own historical volatility since our IPO.
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

Stock option and RSU awards have been granted to non-employees, in connection with research and consulting services provided to us, and to employees, under our LTIP Plan. Equity awards generally vest over terms of four or five years. For employees, stock-based compensation expense is recorded ratably through the vesting period for each stock option or tranche of restricted stock award. In the case of performance-based awards, compensation expense is recognized for awards when achievement of the underlying performance-based targets become probable, which have typically been in the same period as when the targets are achieved.

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31
	2022	2021	2020
Dividend yield	—%	—%	—%
Volatility	73.36%	69.71%	73.46%
Risk-free interest rate	2.33%	0.69%	1.44%
Expected term of options (in years)	5.67	5.65	5.86
Weighted average grant date fair value	$17.92	$120.97	$196.96

Leases

We determine if an arrangement is a lease at inception. Lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized at the lease commencement date based on the present value of lease payments over the lease term calculated using its incremental borrowing rate based on the information available at commencement unless the implicit rate is readily determinable. Lease assets also include upfront lease payments, lease incentives paid, and direct costs incurred and exclude lease incentives received. The lease term used to calculate the lease assets and related lease liabilities includes the options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term as an operating expense while the expense for finance leases is recognized as depreciation expense over the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $42.3 million and marketable debt securities of $345.2 million at December 31, 2022, primarily invested in U.S. government treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general U.S. interest rates, particularly if our investments are in short-term securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate and hypothetical increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2022, based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Reata Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Reata Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Reata Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders‘ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

February 24, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that is contained in Part I, Item 1 of this Form 10-K and that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning our equity compensation plan at December 31, 2022, was as follows:

Equity Compensation Plans

The table below discloses information as of December 31, 2022, with respect to our equity compensation plans and outstanding stock options granted pursuant to individual compensation arrangements.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of securities remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a))(2)(3) (c)
Equity compensation plans approved by security holders:	$7,160,855	$62.63	2,402,710
LTIP Plan	-	$—	500,000
Total	$7,160,855	$62.63	2,902,710

(1)
Represents 6,009,199 stock options and 1,151,656 RSUs outstanding under the LTIP Plan. Of the total 6,009,199 stock options, 2,606,884 stock options are exercisable for shares of our Class A common stock, and 3,402,315 stock options are exercisable for shares of our Class B common stock. Of the total 1,151,656 RSUs, 1,093,870 RSUs represent shares of our Class A common stock, and 57,786 RSUs represent shares of our Class B common stock.
(2)
Represents the number of securities remaining available under the LTIP Plan as of December 31, 2022. On January 1 of each calendar year, the total number of shares of stock reserved and available for issuance shall automatically increase by an amount equal to 4% of the number of shares of common stock (of all classes) outstanding on the immediately preceding December 31, including as outstanding all securities convertible into shares of common stock on an as converted basis. The compensation committee retains the authority to determine that there will be no increase or a lesser increase in reserved shares for any year.
(3)
Although the ESPP was adopted and approved in 2022, as of December 31, 2022, the plan was still in the middle of its first offering period, and therefore no shares had been purchased. The first offering period began on November 15, 2022 and will end on November 15, 2023, with the first purchase date to occur on May 12, 2023.

The remaining information required by Item 12 is incorporated by reference to the relevant information contained under the caption “Security Ownership Of Certain Beneficial Owners And Management” in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Thirteenth Amended and Restated Certificate of Incorporation.	S-1	333-208843	3.7	05/16/2016

3.2	Second Amended and Restated Bylaws.	8-K	001-37785	3.1	12/07/2016

4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1	333-208843	4.1	02/08/2016

4.2	Seventh Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated as of November 10, 2010.	S-1	333-208843	4.3	01/04/2016

4.3	Description of Registrant’s Securities.	10-K	001-37785	4.3	02/19/2020

Agreements with Executive Officers and Directors

10.1+	Indemnification Agreement by and between the Registrant and J. Warren Huff, together with a schedule identifying other substantially identical agreements between the Registrant and the persons identified on the schedule and identifying the material differences between each of the agreements and the filed Indemnification Agreement.	S-1	333-208843	10.1	05/20/2016

10.2+	Indemnification Agreement by and between the Registrant and Dawn C. Bir dated September 6, 2016.	10-Q	001-37785	10.1	11/14/2016

10.3+	Indemnification Agreement by and between the Registrant and William D. McClellan dated March 1, 2017.	8-K	001-37785	10.1	03/02/2017

10.4+	Amended and Restated Employment Agreement, by and between the Registrant and J. Warren Huff, dated as of June 14, 2017.	S-3	333-218915	10.2	06/23/2017

10.5+	Amended and Restated Employment Agreement, by and between the Registrant and Dawn C. Bir, dated as of June 14, 2017.	S-3	333-218915	10.3	06/23/2017

10.6+	Amended and Restated Employment Agreement, by and between the Registrant and Colin Meyer, dated as of June 14, 2017.	S-3	333-218915	10.4	06/23/2017

10.7+	Amended and Restated Employment Agreement, by and between the Registrant and Michael D. Wortley, dated as of June 14, 2017.	S-3	333-218915	10.7	06/23/2017

10.8+	Indemnification Agreement by and between the Company and Manmeet S. Soni dated August 28, 2019.	10-Q	001-37785	10.1	11/12/2019

10.9+	Employment Agreement by and between the Company and Manmeet S. Soni dated August 28, 2019.	10-Q	001-37785	10.2	11/12/2019

10.10+	Indemnification Agreement by and between the Company and Martin W. Edwards, dated as of August 3, 2020.	8-K	001-37785	10.1	7/30/2020

10.11+	Indemnification Agreement by and between the Company and Christy J. Oliger, dated as of April 15, 2021.	10-Q	001-37785	10.1	5/6/2021

10.12+	Indemnification Agreement by and between the Company and Shamim Ruff, dated as of April 15, 2021.	10-Q	001-37785	10.2	5/6/2021

10.13+	Indemnification Agreement by and between the Company and Samina Khan, dated as of July 7, 2020.	10-K	001-37785	10.13	2/28/2022

10.14+	Indemnification Agreement by and between the Company and Andrea Loewen, dated as of February 24, 2020.	10-K	001-37785	10.14	2/28/2022

10.15+	Indemnification Agreement by and between the Company and Steven W. Ryder, dated as of July 11, 2022.	8-K	001-37785	10.1	7/11/2022

Patent and License Agreements

10.16	Supplement to Exclusive License and Supply Agreement between the Registrant and Kyowa Hakko Kirin Co., Ltd., dated as of March 4, 2016.	S-1	333-208843	10.14	03/22/2016

10.17	Second Supplement to Exclusive License and Supply Agreement, by and between the Registrant and Kyowa Hakko Kirin Co., Ltd., dated as of March 21, 2017.	S-3	333-218915	10.1	06/23/2017

10.18#	Fifth Supplement to Exclusive License and Supply Agreement, dated as of August 22, 2019, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.1	08/22/2019

10.19#	Sixth Supplement to Exclusive License and Supply Agreement, dated as of August 22, 2019, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	8-K	001-37785	10.2	08/22/2019

10.20#	Amended and Restated License Agreement, dated as of October 9, 2019.	8-K	001-37785	10.1	10/10/2019

10.21+#	Amendment No. 2 to the Exclusive Patent License Agreement among the Board of Regents of The University of Texas System, The	10-Q	001-37785	10.1	11/08/2021

	University of Texas M.D. Anderson Cancer Center, and the Trustees of Dartmouth College and the Registrant, dated as of August 17, 2021, as amended.

10.22+#	Amendment No. 2 to the Exclusive License Agreement between the Trustees of Dartmouth College and the Registrant, dated as of August 17, 2021, as amended.	10-Q	001-37785	10.2	11/08/2021

10.23#	Exclusive Patent License Agreement among the Board of Regents of The University of Texas System, The University of Texas M.D. Anderson Cancer Center, and the Trustees of Dartmouth College and the Registrant, dated as of July 15, 2004, as amended.	10-K	001-37785	10.24	2/28/2022

10.24#	Exclusive License Agreement between the Trustees of Dartmouth College and the Registrant, dated as of December 16, 2009, as amended.	10-K	001-37785	10.25	2/28/2022

10.25#	Exclusive License Agreement between the KU Center for Technology Commercialization, Inc. and the Registrant, dated as of September 26, 2014.	10-K	001-37785	10.26	2/28/2022

10.26#	Exclusive License and Supply Agreement between the Registrant and Kyowa Hakko Kirin Co. Ltd., dated as of December 24, 2009.	10-K	001-37785	10.27	2/28/2022

10.27#	License Agreement between the Registrant and Abbott Pharmaceuticals PR Ltd., dated as of September 21, 2010.	10-K	001-37785	10.28	2/28/2022

10.28#	Collaboration Agreement between the Registrant and Abbott Pharmaceuticals PR Ltd., dated as of December 9, 2011.	10-K	001-37785	10.29	2/28/2022

10.29#	Third Supplement to Exclusive License and Supply Agreement, dated as of December 6, 2017, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	001-37785	10.30	2/28/2022

10.30#	Fourth Supplement to Exclusive License and Supply Agreement, dated as of December 6, 2017, between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	001-37785	10.31	2/28/2022

10.31+	Amendment No. 1 to Exclusive License Agreement, dated as of April 5, 2022, by and between the KU Center for Technology Commercialization, Inc. and the Registrant, dated as of, as amended.	10-Q	001-37785	10.1	5/10/2022

10.32+	Seventh Supplement to Exclusive License and Supply Agreement, dated as of February 28, 2022 between Reata Pharmaceuticals, Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	001-37785	10.2	5/10/2022

Lease Agreements

10.33	Lease by and between the Registrant and SDCO Gateway Commerce I & II, Inc., dated as of May 25, 2006, as amended.	S-1	333-208843	10.6	01/04/2016

10.34	Lease Amendment No. 11, effective as of November 9, 2017, between Reata Pharmaceuticals, Inc. and SDCO Gateway Commerce I & II, Inc.	10-Q	001-37785	10.1	11/13/2017

10.35	Lease Agreement, dated as of October 15, 2019.	8-K	001-37785	10.1	10/16/2019

10.36	Expansion Agreement, dated as of October 15, 2019.	8-K	001-37785	10.2	10/16/2019

10.37	Gateway Lease Expansion Agreement, dated December 12, 2019.	10-K	001-37785	10.39	2/19/2020

10.38	First Amendment to Lease Agreement, dated as of May 27, 2020.	10-Q	001-37785	10.1	8/10/2020

10.39	Lease Amendment No. 13, effective as of February 4, 2022, between Reata Pharmaceuticals, Inc. and SDCO Commerce I & II, Inc.	10-K	001-37785	10.38	2/28/2022

Equity Compensation Plans and Policies

10.40+	Reata Pharmaceuticals, Inc. Second Amended and Restated Long Term Incentive Plan.	10-Q	001-358762	10.1	05/09/2019

10.41+	Stock Option Agreement.	10-Q	001-358762	10.2	05/09/2019

10.42+	Notice of Stock Option Grant forms for employees and director/consultants.	S-8	333-232009	4.5	06/13/2019

10.43+	Restricted Stock Unit Agreement.	10-Q	001-37785	10.3	11/12/2019

10.44+	Notice of Grant of Restricted Stock Units for employees.	10-K	001-37785	10.38	2/19/2020

10.45+	Fourth Amended and Restated Non-Employee Director Compensation Policy, dated as of June 10, 2020.	10-Q	001-37785	10.4	8/10/2020

10.46+	Fifth Amended and Restated Non-Employee Director Compensation Policy, dated as of December 2, 2020.	10-K	001-37785	10.37	3/01/2021

10.47+	Notice of Grant of Restricted Stock Units for director/consultants, dated as of December 2, 2020.	10-K	001-37785	10.38	3/01/2021

10.48+	Notice of Grant of Restricted Stock Units for employees, dated as of December 2, 2020.	10-Q	001-37785	10.3	05/06//2021

10.49*	Notice of Grant of Restricted Stock Units for employees, dated as of December 3, 2021.	10-K	001-37785	10.48	2/28/2022

10.50*	Notice of Grant of Restricted Stock Units Form for director/consultants, dated as of December 3, 2021.	10-K	001-37785	10.49	2/28/2022

10.51*	Sixth Amended and Restated Non-Employee Director Compensation Policy, dates as of December 17, 2021.	10-K	001-37785	10.50	2/28/2022

10.52+	Reata Pharmaceuticals, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's S-8 (File No.333-267755), filed with the SEC on October 5, 2022).	10-Q	333-267755	4.3	9/31/2022

10.53+	Seventh Amended and Restated Non-Employee Director Compensation Policy, dated as of June 8, 2022.					X

10.54+	Eighth Amended and Restated Non-Employee Director Compensation Policy, dated as of February 20, 2023.					X
Other

10.55†#	Common Stock Purchase Agreement between the Company and BXLS V – River L.P, dated as of June 10, 2020.	10-Q	001-37785	10.2	8/10/2020

10.56†#	Development and Commercialization Funding Agreement between the Company and BXLS V – River L.P, dated as of June 10, 2020.	10-Q	001-37785	10.3	8/10/2020

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document.	X

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

REATA PHARMACEUTICALS, INC.

Date: February 24, 2023	By:	/s/ J. Warren Huff
J. Warren Huff
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Warren Huff	Chief Executive Officer and Chairman of the Board	February 24, 2023
J. Warren Huff	of Directors (Principal Executive Officer)

/s/ Manmeet S. Soni	Chief Operating Officer, Chief Financial Officer and President (Principal Financial Officer)	February 24, 2023
Manmeet S. Soni

/s/ Bhaskar Anand	Senior Vice President, Chief Accounting Officer (Principal	February 24, 2023
Bhaskar Anand	Accounting Officer)

/s/ Martin W. Edward, M.D.	Member of the Board of Directors	February 24, 2023
Martin W. Edward, M.D.

/s/ William D. McClellan, Jr.	Member of the Board of Directors	February 24, 2023
William D. McClellan, Jr.

/s/ R. Kent McGaughy, Jr.	Member of the Board of Directors	February 24, 2023
R. Kent McGaughy, Jr.

/s/ Christy J. Oliger	Member of the Board of Directors	February 24, 2023
Christy J. Oliger

/s/ William E. Rose	Member of the Board of Directors	February 24, 2023
William E. Rose

/s/ Shamim Ruff	Member of the Board of Directors	February 24, 2023
Shamim Ruff

/s/ Steven W. Ryder	Member of the Board of Directors	February 24, 2023
Steven W. Ryder

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Reata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reata Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Provision for Unbilled Accrued Direct Research Liabilities
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company bases expense accruals related to accrued direct research liabilities on estimates of the services performed and expenses incurred pursuant to contracts with suppliers and multiple research institutions. As of December 31, 2022, the Company had $13.8 million of Accrued direct research liabilities, of which $11.4 million related to accruals for unbilled research and development expenses. The financial terms of these agreements vary from contract to contract, resulting in uneven billing and payment flows. At a given financial statement date, the Company accumulates and assesses unbilled direct research and development costs, inclusive of efforts expended pursuant to contracts and estimates of the total costs of unbilled patient visits for clinical trials.

Auditing management’s accounting for and disclosure of unbilled accrued direct research liabilities was judgmental due to estimates of services received and lag times in receiving research and development invoices, necessitating the Company to estimate unbilled costs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the accrued direct research liabilities process. For example, we tested controls over management’s review of the data inputs used in the estimation of the unbilled accrued direct research liability.

To test the Company’s assumptions and related calculation of accrued direct research liabilities, our audit procedures included, among others, inquiring of management to corroborate our understanding of the inputs and data used to calculate the accrual, including gaining an understanding of the current status for each clinical trial and the current status of other research and development related purchase orders. For a sample of clinical studies, we confirmed certain patient visit information with clinical sites. Further, we confirmed the significant inputs, such as lifetime-to-date amounts invoiced directly with a third party and compared them to actual inputs used by the Company to calculate the unbilled clinical liability. In addition, we performed procedures to evaluate the completeness and accuracy of material unbilled accrued direct research liability components and tested cash payments subsequent to December 31, 2022 that could potentially impact the year-end balances.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

February 24, 2023

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$42,312	$590,258
Marketable debt securities	345,202	$—
Prepaid expenses and other current assets	10,256	6,217
Total current assets	397,770	596,475
Property and equipment, net	11,179	11,604
Operating lease right-of-use assets	105,258	126,777
Other assets	284	160
Total assets	$514,491	$735,016
Liabilities and stockholders’ equity
Accounts payable	18,706	13,505
Accrued direct research liabilities	13,836	14,249
Other current liabilities	24,267	21,450
Operating lease liabilities, current	2,151	3,142
Deferred revenue	—	1,648
Total current liabilities	58,960	53,994
Operating lease liabilities, noncurrent	117,313	132,891
Liability related to sale of future royalties, net	403,913	362,142
Total noncurrent liabilities	521,226	495,033
Commitments and contingencies
Stockholders’ equity:
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 31,762,052 and 31,478,197 at December 31, 2022 and December 31, 2021, respectively	32	31
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 4,913,348 and 4,919,249 at December 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	1,501,800	1,441,584
Accumulated deficit	(1,567,532)	(1,255,631)
Total stockholders’ equity	(65,695)	185,989
Total liabilities and stockholders’ equity	$514,491	$735,016

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31
	2022	2021	2020
Collaboration revenue
License and milestone	$1,648	$8,040	$4,701
Other revenue	568	3,450	4,318
Total collaboration revenue	2,216	11,490	9,019
Expenses
Research and development	169,843	155,993	159,080
General and administrative	109,277	99,002	75,128
Depreciation	1,130	1,203	1,136
Total expenses	280,250	256,198	235,344
Other income (expense), net	(33,892)	(53,128)	(43,914)
Loss before taxes on income	(311,926)	(297,836)	(270,239)
Benefit from taxes on income	25	450	22,487
Net loss	$(311,901)	$(297,386)	$(247,752)
Net loss per share—basic and diluted	$(8.54)	$(8.19)	$(7.35)
Weighted-average number of common shares used in net loss per share basic and diluted	36,517,928	36,321,351	33,709,480

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2020	27,878,550	$28	5,318,157	$5	$967,317	$(710,493)	$256,857
Compensation expense related to stock-based compensation	—	—	—	—	57,633	—	57,633
Exercise of options	—	—	616,585	1	17,819	—	17,820
Public offering of common stock, net of offering costs	2,000,000	2	—	—	277,473	—	277,475
Issuance of Common Stock	340,793				55,398		55,398
Conversion of common stock Class B to Class A	889,811	1	(889,811)	(1)	—	—	—
Net loss	—	—	—	—	—	(247,752)	(247,752)
Balance at December 31, 2020	31,109,154	$31	5,044,931	$5	$1,375,640	$(958,245)	$417,431
Compensation expense related to stock-based compensation	—	—	—	—	56,806	—	56,806
Exercise of options	—	—	234,216	—	9,138	—	9,138
Issuance of common stock upon vesting of restricted stock units	—	—	9,145	—	—	—	—
Conversion of common stock Class B to Class A	369,043	—	(369,043)	—	—	—	—
Net loss	—	—	—	—	—	(297,386)	(297,386)
Balance at December 31, 2021	31,478,197	$31	4,919,249	$5	$1,441,584	$(1,255,631)	$185,989
Compensation expense related to stock-based compensation	—	—		—	58,731	—	58,731
Exercise of options	5,159	—	59,794	—	1,485	—	1,485
Issuance of common stock upon vesting of restricted stock units	208,635	1	4,366	—	—	—	1
Conversion of common stock Class B to Class A	70,061	—	(70,061)	—	—	—	—
Net loss	—	—		—	—	(311,901)	(311,901)
Balance at December 31, 2022	31,762,052	32	4,913,348	5	1,501,800	(1,567,532)	(65,695)

See accompanying notes.

Reata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31
	2022	2021	2020
Operating activities
Net loss	$(311,901)	$(297,386)	$(247,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,130	1,203	1,136
Amortization of debt issuance costs and imputed interest	—	6,563	7,545
Non-cash interest expense on liability related to sale of future royalty	41,771	46,688	21,884
Stock-based compensation expense	58,731	56,806	57,633
Amortization of discount (premium) on marketable debt securities	(3,307)	—	—
Loss on extinguishment of debt	—	—	11,183
Gain on lease termination	—	—	(1,286)
Changes in operating assets and liabilities:
Income tax receivable and payable	42	22,217	(22,217)
Prepaid expenses, other current assets and other assets	(4,155)	750	222
Accounts payable	5,201	8,713	2,879
Accrued direct research, other current and long-term liabilities	2,583	1,346	2,090
Operating lease obligations	7,286	439	(956)
Payable to collaborators	—	(80,000)	(150,000)
Deferred revenue	(1,648)	(3,040)	(4,701)
Net cash used in operating activities	(204,267)	(235,701)	(322,340)
Investing activities
Purchases of property and equipment	(3,270)	(1,329)	(927)
Purchases of marketable securities	(661,894)
Maturity from marketable securities	320,000
Net cash used in investing activities	(345,164)	(1,329)	(927)
Financing activities
Proceeds from issuance of common stock, net	—	—	333,278
Payments on deferred offering costs	—	—	(405)
Payments on long-term debt	—	—	(167,170)
Exercise of options	1,485	9,138	17,820
Proceeds from sale of future royalties, net	—	—	293,570
Net cash provided by financing activities	1,485	9,138	477,093
Net increase (decrease) in cash and cash equivalents	(547,946)	(227,892)	153,826
Cash and cash equivalents at beginning of year	590,258	818,150	664,324
Cash and cash equivalents at end of period	$42,312	$590,258	$818,150
Supplemental disclosures
Cash paid for interest	$—	$—	$8,021
Non-cash activity:
Accrued deferred offering cost	$—	$—	$102
Right-of-use assets obtained in exchange for lease obligations	$4,885	$124,479	$4,756
Purchases of equipment in accounts payable, accrued direct research, other current, and long-term liabilities	$10	$295	$29
Acquisition of property and equipment through tenant improvement allowance current, and long-term liabilities	$—	$8,702	$2,402

See accompanying notes.

Reata Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

1. Description of Business

Reata Pharmaceuticals, Inc.’s (Reata, the Company, we, us, or our) mission is to identify, develop, and commercialize innovative therapies that change patients’ lives for the better. The Company focuses on small-molecule therapeutics with novel mechanisms of action for the treatment of severe, life-threatening diseases with few or no approved therapies. The Company’s lead programs are omaveloxolone in a rare neurological disease called Friedreich’s ataxia (FA) and bardoxolone methyl (bardoxolone) in rare forms of chronic kidney disease (CKD). Both of the Company’s lead product candidates activate the transcription factor Nrf2 to normalize mitochondrial function, restore redox balance, and resolve inflammation. Because mitochondrial dysfunction, oxidative stress, and inflammation are features of many diseases, the Company believes omaveloxolone, bardoxolone, and our other Nrf2 activators have many potential clinical applications. Reata possesses exclusive, worldwide rights to develop, manufacture, and commercialize omaveloxolone, bardoxolone, and our other Nrf2 activators, excluding certain Asian markets for bardoxolone in certain indications, which are licensed to Kyowa Kirin. In addition, we are developing cemdomespib, the lead product candidate from our Hsp90 modulator program, in neurological indications. We are the exclusive licensee of cemdomespib and have worldwide commercial rights.

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

The Company’s marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable debt securities if the original maturity, from the date of purchase, is in excess of 90 days. The carrying amount of cash equivalents approximate fair value. As of December 31, 2022 cash and cash equivalents comprise funds in cash, money market accounts, and treasury securities.

The Company considers all available evidence to evaluate if an impairment loss exists, and if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss. The Company did not record any impairment charges related to our marketable debt securities during the year ended December 31, 2022.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges in 2022, 2021, or 2020.

Liability Related to Sale of Future Royalties

On June 24, 2020, the Company closed on the Development and Commercialization Funding Agreement with an affiliate of Blackstone Life Sciences, LLC (BXLS), which provided funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease (ADPKD), and certain other rare CKD indications in return for future royalties (the Development Agreement). The Company accounted for the Development Agreement as a sale of future revenues resulting in a debt classification, primarily because the Company has significant continuing involvement in generating the future revenue on which the royalties are based. The debt will be amortized under the effective interest rate method and, accordingly, the Company is recognizing non-cash interest expense over the estimated term of the Development Agreement. The liability related to sale of future royalties, and the debt amortization, are based on the Company’s current estimate of future royalties expected to be paid over the estimated term of the Development Agreement. The Company will periodically assess the expected royalty payments and, if materially different than its previous estimate, will prospectively adjust and recognize the related non-cash interest expense. The transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Development Agreement. For a complete discussion of accounting for Development Agreement, see Note 7, Liability Related to Sale of Future Royalties of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

In December 2017, the Company and Kyowa Kirin entered into the Third Supplement to the Kyowa Kirin Agreement, which allows the Company to begin a portion of the registrational CARDINAL trial in Japan, for which Kyowa Kirin has reimbursed costs incurred of $3.0 million as of the end of December 31, 2021. The Company deemed that this was not a material modification to the Kyowa Kirin Agreement because no payment terms or deliverables were changed. The Company’s expenses were reduced by $0.5 million for Kyowa Kirin’s share of the study costs for twelve months ended December 31, 2019. No such expenses or credits were recorded in the twelve months ended December 31, 2022 and December 31, 2021.

In addition, we have also entered into cost sharing agreement for the FALCON trial and have recorded $0.1 million and $1.4 million in expenses during the year ended December 31, 2022 and 2021, respectively. No such costs were incurred in the twelve months ended December 31, 2020.

The Company bases its expense accruals related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on its behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. Included within total accrued direct research liabilities is $11.4 million, which was accrued but unbilled, as of December 31, 2022.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718 Compensation—Stock Compensation (ASC 718). ASC 718 requires companies to measure and recognize compensation expense for all stock option and RSU awards based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. If vesting is subject to a performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met. The Company begins to recognize the value of the performance-based awards when the Company determines the achievement of each performance condition is deemed probable. At the probable date, the Company will record a cumulative expense catch-up, with the remaining amortized over the remaining service period. Use of the Black-Scholes option pricing model requires management to apply judgment under highly subjective assumptions. These assumptions include:

•
Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding and is based on the average period the stock options are expected to be outstanding and was based on our historical information of the options exercise patterns and post-vesting termination behavior.
•
Expected volatility—During the first two months of the year, we did not have sufficient trading history to estimate the volatility of our common stock, thus, the expected volatility was estimated based on our own historical volatility since our IPO and the average volatility for comparable publicly traded biopharmaceutical companies. When selecting comparable publicly traded biopharmaceutical companies on which we based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and historical share price information sufficient to meet the expected life of the stock-based awards. For the remainder part of the year, the expected volatility was estimated based on our own historical volatility since our IPO.
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

Stock option and RSU awards have been granted to non-employees, in connection with research and consulting services provided to the Company, and to employees, under its Second Amended and Restated Long Term Incentive Plan (the LTIP Plan). Equity awards generally vest over terms of four or five years. For employees and non-employees, stock-based compensation expense is recorded ratably through the vesting period for each stock option or tranche of RSU award. In the case of performance-based awards, compensation expense is recognized for awards when achievement of the underlying performance-based targets become probable, which have typically been in the same period as when the targets are achieved.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. The Company recognizes a tax benefit for uncertain tax positions if the Company believes it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position. The Company evaluates uncertain tax positions after consideration of all available information. As of December 31, 2022, the interest accrued related to provision for or due to uncertain tax positions was immaterial.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). The other comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020 was immaterial.

3. Collaboration Agreements

Subsequent to the 2019 reacquisition of certain rights originally licensed to AbbVie (see “AbbVie” below), the Company’s collaboration revenue and deferred revenue have been generated primarily from licensing fees and reimbursements for expenses received under our exclusive license with Kyowa Kirin Agreement (as defined below).

Kyowa Kirin

In December 2009, the Company entered into an exclusive license agreement with Kyowa Kirin to develop and commercialize bardoxolone in the licensed territory (the Kyowa Kirin Agreement). The terms of the agreement include a payment to the Company of a nonrefundable, up-front license fee of $35.0 million and additional development and commercial milestone payments. As of December 31, 2022, the Company has received $50.0 million related to regulatory development milestone payments from Kyowa Kirin and has the potential in the future to achieve another $47.0 million from regulatory milestones and $140.0 million from commercial milestones. The Company also has the potential to achieve tiered royalties ranging from the low teens to the low 20 percent range, depending on the country of sale and the amount of annual net sales, on net sales by Kyowa Kirin in the licensed territory. The Company is participating on a joint steering committee with Kyowa Kirin to oversee the development and commercialization activities related to bardoxolone. Any future milestones and royalties received are subject to mid to lower single digit percent declining tiered commissions to certain consultants as compensation for negotiations of the Kyowa Kirin Agreement.

The Company regularly evaluates its remaining performance obligation under the Kyowa Kirin Agreement. Accordingly, revenue may fluctuate from period to period due to changes to its estimated performance obligation period and variable considerations. The Company began recognizing revenue related to the up-front payment upon execution of the Kyowa Kirin Agreement as the Company's period of performance began.

In March 2021, the Company’s performance obligation period under the Kyowa Kirin Agreement was extended to and completed in June 2022.

On July 27, 2021, Kyowa Kirin submitted a New Drug Application (NDA) in Japan to the Ministry of Health, Labour and Welfare for bardoxolone for improvement of renal function in patients with Alport syndrome. Based on this submission, the Company earned a $5.0 million milestone payment, variable consideration previously considered constrained, under the Kyowa Kirin Agreement. As a result, the Company recorded $4.7 million in collaboration revenue, a cumulative catch-up for the portion of this milestone that was satisfied in prior periods, and $0.3 million in deferred revenue that was recognized over the remaining performance obligation period. Under the Kyowa Kirin Agreement, we did not recognize any deferred revenue subsequent to June 30, 2022.

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

In October 2019, the Company and AbbVie entered into an Amended and Restated License Agreement (the Reacquisition Agreement) pursuant to which the Company reacquired the development, manufacturing, and commercialization rights concerning its proprietary Nrf2 activator product platform originally licensed to AbbVie in the AbbVie License Agreement and the Collaboration Agreement. In exchange for such rights, the Company agreed to pay AbbVie $330.0 million, all of which has subsequently been paid. Additionally, the Company will pay AbbVie an escalating, low single-digit royalty on worldwide net sales, on a product-by-product basis, of omaveloxolone and certain other Nrf2 activators. The execution of the Reacquisition Agreement ended our performance obligations under the Collaboration Agreement.

The Company recognized interest expense related to the Reacquisition Agreement of approximately $6.6 million and $6.5 million during twelve months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company has fully satisfied its payable to AbbVie, therefore no interest expense was recognized during the twelve months ended December 31, 2022.

4. Marketable Debt Securities

During the year ended December 31, 2022, the Company invested its excess cash balances in marketable debt securities and, at each balance sheet date presented, the Company classified all of its investments in debt securities as held-to-maturity and as current assets as they mature within 12 months and represent the investment of funds available for current operations.

The following tables summarize our marketable debt securities (in thousands), as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (1)
Marketable debt securities:
U.S. treasury securities	345,202	8	(423)	344,787
Total	$345,202	$8	$(423)	$344,787

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

5. Other Income (Expense), Net

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Other income (expense), net
Investment income	$5,990	$177	$2,769
Interest expense	—	(6,563)	(14,895)
Non-cash interest expense on liability related to sale of future royalty	(41,771)	(46,688)	(21,884)
Other income (expense)	1,889	(54)	1,279
Loss on extinguishment of debt	—	—	(11,183)
Total other income (expense), net	$(33,892)	$(53,128)	$(43,914)

Investment Income

Investment income consists primarily of interest generated from our cash and cash equivalents and marketable securities.

Interest Expense

Interest expense consists primarily of the interest on our borrowing activities under our loan agreements and the imputed interest from the amount due to AbbVie under the Reacquisition Agreement.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

Non-cash interest expense consists of recognition of interest expense based on the Company’s current estimate of future royalties expected to be paid over the estimated term of the Development Agreement.

Other income (expense)

Other income (expense) consists primarily of gains and losses on foreign currency exchange, sales of assets, lease termination and employee retention credit.

In the twelve months ended December 31, 2022, other income included $2.1 million, related to the employee retention credit (ERC) under the CARES Act.

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

6. Term Loan

On October 9, 2019, the Company entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the Amended Restated Loan Agreement), under which it borrowed $155.0 million as of December 20, 2019. On June 24, 2020, the Company paid off the total outstanding balance of the term loans under the Term Loans prior to the maturity date. The payoff consisted of (i) the outstanding principal balance of $155.0 million, (ii) exit fees of $6.7 million, which were partially accrued up to the date of repayment, (iii) prepayment fees of $5.4 million, and (iv) accrued and unpaid interest of $1.0 million. At the time of payoff, all liabilities and obligations under the Amended Restated Loan Agreement were terminated. The Company recognized approximately $8.3 million in interest expense for the twelve months ended December 31, 2020. No interest expense was recognized in 2022 and 2021, as the term loan was paid off in June 2020.

7. Liability Related to Sale of Future Royalties

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

The Company concluded that there were two units of accounting for the consideration received, comprised of the liability related to the sale of future royalties and the common shares. The Company allocated the $300.0 million from the Development Agreement and $50.0 million from the Purchase Agreement between the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $294.5 million, which includes $0.8 million in transaction costs incurred, in transaction consideration to the liability, and $55.5 million to the common shares. The Company determined the fair value of the common shares based on the closing stock price on the June 24, 2020, the closing date of the Development Agreement. At inception, the effective interest rate under the Development Agreement, including transaction costs, was approximately 13.8%. During the first quarter of 2022, the Company reassessed the expected royalty payments and lowered our previous estimate of future sales for which royalties will be paid. Accordingly, we have prospectively adjusted and recognized lower non-cash interest expense using a 10.9% effective interest rate, as of December 31, 2022.

The following table shows the activity within the liability related to sale of future royalties for the twelve months ended December 31, 2022:

Liability Related to Sale of Future Royalties
(in thousands)
Balance at December 31, 2021	$362,928
Non-cash interest expense recognized	41,706
Balance at December 31, 2022	404,634
Less: Unamortized transaction cost	(721)
Carrying value at December 31, 2022	$403,913

8. Property and Equipment

Property and equipment consisted of the following as of December 31:

	2022	2021
	(in thousands)
Computer equipment and software	$3,997	$3,748
Laboratory equipment	6,828	6,389
Office furniture	2,005	1,990
Office and other equipment	399	399
Leasehold improvements	14,020	14,127
Manufacturing equipment	223	213
	27,472	26,866
Less: accumulated depreciation	(16,293)	(15,262)
Property and equipment, net	$11,179	$11,604

9. Leases

The Company’s headquarters are located in Plano, Texas, where it leases approximately 122,000 square feet of office space, with lease terms extending through December 31, 2023. The Company leases additional office and laboratory space of approximately 34,890 square feet located in Irving, Texas, with lease terms extending through October 31, 2024, with an option to extend for a fixed 12-month period.

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

On December 15, 2021, the Company obtained control of the space, and, accordingly, the Company recorded related right-of-use assets and the lease liabilities during the fourth quarter of 2021. The Company recorded the liability associated with the 2019 Lease Agreement at the present value of the lease payments not yet paid, using the discount rate as of the commencement date. As the discount rate implicit in the 2019 Lease Agreement was not readily determinable, the Company utilized its incremental borrowing rate. The renewals are not assumed in the determination of the lease term, since they are not deemed to be reasonably assured at the inception of the lease. At inception, the Company recorded $124.5 million as a right-of-use asset, which represented a lease liability of $133.2 million, net of $8.7 million of lease incentives recognized. During the fourth quarter of 2022, our landlord provided a revised summary of project costs that directly impacted our future lease payments. The revision in project costs reduced our future lease payments owed under the 2019 Lease Agreement; therefore, we reversed $19.8 million of the right-of-use asset and $19.3 million of the lease liability in the fourth quarter for the period ended December 31, 2022.

For the year ended December 31, 2022, the Company paid $9.5 million for amounts included in the measurement of lease liabilities. For the years ended December 31, 2022, 2021 and 2020, the Company recorded total rent expense of $17.3 million, $3.6 million, and $3.4 million, respectively.

Supplemental balance sheet and other information related to the Company’s operating leases is as follows:

	As of December 31
	2022	2021
Weighted-average remaining lease term (in years)	15.2	15.7
Weighted-average discount rate	6.5%	6.6%

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of December 31, 2022
(in thousands)
2023 (1)	$9,686
2024	6,457
2025	11,777
2026	12,007
2027	12,241
Thereafter	143,829
Total lease payments (1)	195,997
Less: Imputed interest	(76,537)
Present value of lease liabilities	$119,460

(1)
Above table assumes one year rent abatement is applied beginning in June 2023 following United States Food and Drug Administration (FDA) approval of omaveloxolone.

10. Income Taxes

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

The CARES Act also provided for an employee retention credit, which is a refundable tax credit against certain employment taxes. The Company qualified for the tax credit in the first and second quarter of 2021. The Company filed for this credit in the fourth quarter of 2022, as a result, the Company accrued a benefit of $2.1 million related to the ERC in Other income (expense), net on the Consolidated Statements of Operations.

The following table reconciles the Company’s effective income tax rate from continuing operations to the federal statutory tax rate of 21%:

	Years Ended December 31
	2022	2021	2020
U.S. federal income taxes	21%	21%	21%
Federal and state tax credits	4	5	12
Stock-based compensation	(1)	(0)	4
NOL carryback rate differential	—	—	1
Foreign rate differential	(6)	(3)	(2)
Change in valuation allowance	(19)	(23)	(28)
Other	1	—	—
Recorded federal income tax benefit	—%	—%	8%

Deferred tax assets and liabilities reflect the net effects of net operating loss, tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Federal and state tax credits	$115,064	$102,590
Net operating loss	119,431	101,463
Accrued royalties	85,299	79,458
Intellectual property	53,892	60,753
Lease Liability	25,229	29,847
Stock-based compensation	29,037	23,677
Deferred revenue	—	362
Compensation accruals	3,264	884
Section 174 capitalization	16,394	—
Other	615	538
Deferred tax assets before valuation allowance	448,225	399,572
Less: Valuation allowance	(424,052)	(369,215)
Net deferred income tax assets	24,173	30,357
Deferred tax liabilities:
Right-of-use assets	(22,229)	(27,817)
Other	(1,779)	(2,424)
Net deferred tax assets	$165	$116

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences. For the majority of its deferred tax assets, the Company cannot currently conclude that it is more likely than not that they will be utilized. Therefore, the Company has recorded valuation allowances against these deferred tax assets for 2022. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. The valuation allowance increased by $54.8 million and $68.3 million in 2022 and 2021, respectively.

As of December 31, 2022, the Company had United States federal accumulated net operating losses of $363.8 million. The Company has United States federal accumulated net operating losses of $59.7 million expiring in 2037. Under the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), the remaining $304.1 million will be carried forward indefinitely but is limited to 80% of our taxable income in any annual period. As of December 31, 2022, the Company had net operating losses in Switzerland of $358.8 million with expiration starting in 2028.

As of December 31, 2022, the Company has federal orphan drug tax credit, federal research and development tax credit, and state research and development tax credit carryforwards of $86.7 million, $20.7 million, and $7.5 million, respectively, with federal orphan drug and federal research and development tax credits expiring between years 2024 and 2042, of which $0.1 million expires in 2024 and the remainder begins expiring in 2030.

The Company's federal income tax returns for 2013, and 2019 through 2021 remain open to examination by the IRS.

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

In July 2012, the Company amended the 2004 CDDO License Agreement, which provides, among other terms, that the Company will pay to the licensors a low single-digit royalty on net sales of certain Nrf2 activator compounds, including omaveloxolone, that are claimed in certain patents and patent applications that are wholly owned by or licensed to the Company. In 2021, the Company paid a development milestone and sublicense payments of $0.6 million under the agreement, no such milestones were paid during the twelve months ended December 31, 2022.

In August 2021, the Company amended the 2004 CDDO License Agreement. This amendment, among other terms, provides consent to an internal restructuring by the Company of certain of its intellectual property rights, facilitates the potential monetization by the Trustees of Dartmouth College (Dartmouth) of their rights to royalties under the license, clarifies the applicability of certain running royalty payment obligations with respect to certain compounds, and specifies the dispute resolution procedure regarding the ongoing dispute between the Company and Licensors as to whether the Company is obligated under the 2012 amendment to the 2004 CDDO License Agreement to pay the licensors a low single-digit royalty on sales of products containing bardoxolone.

In January 2009, the Company filed a patent application claiming the use of bardoxolone and related compounds in treating CKD, endothelial dysfunction, cardiovascular disease (CVD), and related disorders. Several of the original inventors of these compounds at an academic institution were named as co-inventors on this application, along with several company employees. Consequently, the Company and Dartmouth are co-owners of this patent application. In December 2009, the Company entered into an agreement with Dartmouth that provides the Company with an exclusive worldwide license to the academic institution’s rights in these applications and any resulting patents (the 2009 License Agreement). The Company agreed to pay a low single-digit royalty on product sales that occur after the effective term of the original patents, a sublicense fee, an annual license fee, and various milestone fees. In 2021, the Company paid a development milestone and sublicense payments of $0.4 million under the agreement, no such milestones were paid during the twelve months ended December 31, 2022.

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

Other Technologies

The Company has an exclusive technology and patent license agreement with the University of Kansas and the University of Kansas Medical Center (the University of Kansas) for certain patents and patent applications related to small molecule modulators of heat shock proteins, including cemdomespib. The Company has the right to sublicense this patent. In the event of a sublicense, the terms of the contract require the Company to pay the licensors sublicense fees based on a percentage of total compensation received that varies depending on the phase of development of a drug candidate as of the time of the sublicense. The Company paid non-refundable license issue fees and agreed to pay royalties on net sales of any products developed as a result of the license, annual license fees, various milestone fees, including reimbursement of sunk-in patent expenses, and fees for sponsored research performed by the University of Kansas as consideration for the license.

12. Convertible Preferred Stock

Under our Thirteenth Amended and Restated Certificate of Incorporation, the Company has 100,000,000 undesignated shares of convertible preferred stock. As of December 31, 2022 and 2021, there were no shares of convertible preferred stock issued and outstanding.

13. Stock-Based Compensation

The LTIP Plan provides for awards of RSUs, nonstatutory stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and other incentive awards and rights to purchase shares of the Company’s common stock. As of December 31, 2022, a total of 2,402,710 shares of common stock are reserved for future grant under the LTIP Plan. As of December 31, 2022, 1,151,656 RSUs and stock options to purchase 6,009,199 shares are outstanding under the LTIP Plan.

In 2022, the stockholders approved the Reata Pharmaceuticals, Inc. 2022 Employee Stock Purchase Plan (the "ESPP"), pursuant to which 500,000 shares of common stock were authorized for issuance. Under the ESPP, each offering period is twelve months, with two six-month purchase periods, at the end of each purchase period the employees may purchase shares of common stock through payroll deductions made over the term of the purchase period. The per-share purchase price at the end of each purchase period is equal to the lesser of 85% of the closing price of the Company's common stock at the beginning of the offering period or the purchase date. As of December 31, 2022, the Company has not issued any common stock in relation to the ESPP. The Company recorded approximately $0.1 million in compensation expense related to the ESPP.

The Company recognizes stock-based compensation expense for awards with service-based vesting conditions as an expense using the straight-line method. In the case of performance-based awards, compensation expense is recognized for awards when achievement of the underlying performance-based targets become probable, which have typically been in the same period as when the targets are achieved.

The following table summarizes time-based and performance-based stock compensation expense reflected in the consolidated statements of operations:

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Research and development	$27,722	$23,566	$28,114
General and administrative	31,009	33,240	29,519
Total stock compensation expense	$58,731	$56,806	$57,633

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

The following table summarizes RSUs as of December 31, 2022, and changes during the year ended December 31, 2022 under the LTIP Plan:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	809,145	$66.91
Granted	783,775	27.57
Vested	(216,507)	50.15
Forfeited	(224,757)	55.69
Outstanding at December 31, 2022	1,151,656	$45.45

As of December 31, 2022, total unrecognized compensation expense of $28.1 million related to service-based RSU and performance-based RSU awards that were deemed probable of vesting is expected to be recognized over a weighted average of 2.3 years, which excludes the unvested performance-based RSUs that were deemed not probable of vesting as of December 31, 2022, constituting of 244,500 shares with unrecognized stock-based compensation expense of $15.9 million.

Stock Options

Stock options, including service-based and performance-based awards, were granted under the LTIP Plan. The Company estimates stock awards fair value on the date of grant using the Black-Scholes valuation, with the vesting being subject to service requirements' satisfaction or achieving certain performance targets. The Company accounts for forfeitures when they occur.

The following table summarizes stock option activity as of December 31, 2022, and changes during the year ended December 31, 2022, under the LTIP Plan and standalone option agreements:

	Number of Options	Weighted- Average Price
Outstanding at January 1, 2022	4,743,180	$86.06
Granted	1,938,874	27.86
Exercised	(64,953)	22.96
Forfeited	(425,880)	96.41
Expired	(182,022)	129.23
Outstanding at December 31, 2022	6,009,199	$65.92
Exercisable at December 31, 2022	3,433,108	$61.04

As of December 31, 2022, total unrecognized compensation expense of $54.9 million related to stock options is expected to be recognized over a weighted average of 2.72 years, which excludes the unvested performance-based stock options that were deemed not probable of vesting as of December 31, 2022, constituting 952,700 shares with unrecognized stock-based compensation expense of $54.2 million.

At December 31, 2022, 6,009,199 stock options are fully vested or are expected to vest and have a weighted-average outstanding term of 6.8 years and a weighted-average exercise price of $65.92. Exercisable stock options have a weighted-average outstanding remaining term of 5.4 years.

The total intrinsic value (the difference between market value and exercise prices of in-the-money options) of all outstanding options at December 31, 2022, 2021, and 2020, was $45.0 million, $8.6 million, and $269.4 million, respectively. The total intrinsic value of exercisable options at December 31, 2022, 2021, and 2020, was $28.7 million, $8.6 million, and $185.7 million, respectively. In 2022, 2021, and 2020, 64,953, 234,216, and 616,585 options were exercised, respectively. The total intrinsic value of options exercised was $0.7 million, $21.2 million and $68.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022 we received $1.5 million in cash from stock option exercises.

Fair Value Estimates

The Company’s determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by many factors, including the stock price and a number of subjective variables. These variables include, but are not limited to, the Company’s stock price volatility over the expected term of the awards and estimates of the expected option term.

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31
	2022	2021	2020
Dividend yield	—%	—%	—%
Volatility	73.36%	69.71%	73.46%
Risk-free interest rate	2.33%	0.69%	1.44%
Expected term of options (in years)	5.67	5.65	5.86
Weighted average grant date fair value	$17.92	$120.97	$196.96

Expected volatility is based on the Company’s own historical volatility since its IPO and benchmarked public companies during fiscal years 2022, 2021 and 2020. The risk-free interest rate, ranging from 1.3% to 4.25% during the year ended December 31, 2022, is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term of options represents the weighted-average period of time that options granted are expected to be outstanding based on historical data.

14. Employee Benefit Plans

In 2010, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Code, which is a retirement savings plan covering substantially all of our U.S. employees (the Plan). The Plan is administered under the “safe harbor” provision of ERISA. Under the Plan, an eligible employee may elect to contribute a percentage of their salary on a pre-tax basis, subject to federal statutory limitations. Beginning in January 2019, the Company implemented a discretionary employer matching contribution of $1.00 for every $1.00 contributed by a participating employee up to $7,000 and $6,000 annually in 2022 and 2021, respectively, which such matching contributions become fully vested after four years of service. The Company recorded expense of $2.1 million, $1.7 million and $1.1 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively, which includes the Company’s contributions and administrative costs.

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

The parties have agreed to a stipulation of compromise and settlement, which was approved by the Court of Chancery in January 2023. Pursuant to the terms of the stipulation of compromise and settlement, all claims were dismissed. At December 31, 2022 the Company recorded a liability for the amount settled in payment of plaintiff’s attorneys’ fees and expenses, which has no material impact on the Company.

Indemnifications

ASC 460, Guarantees, requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2022.

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

16. Net Loss per Share

The computation of basic and diluted net loss per share attributable to common stockholders of the Company for the years ended December 31 is summarized in the following table:

	Years Ended December 31
	2022	2021	2020
Numerator
Net loss (in thousands)	$(311,901)	$(297,386)	$(247,752)
Denominator
Weighted-average number of common shares used in net loss per share — basic	36,517,928	36,321,351	33,709,480
Dilutive potential common shares	—	—	—
Weighted-average number of common shares used in net loss per share — diluted	36,517,928	36,321,351	33,709,480
Net loss per share — basic and diluted	$(8.54)	$(8.19)	$(7.35)

The number of weighted average stock options and RSUs that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 7,160,855, 5,552,325, and 4,414,820 shares for the years ended 2022, 2021, and 2020, respectively.