Form 10-Q
period 2023-06-30
REATA PHARMACEUTICALS INC
filed 2023-08-08
CIK 1358762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 33,499,825 shares of Class A common stock, $0.001 par value per share, and 4,650,209 shares of Class B common stock, $0.001 par value per share, outstanding.

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

Abbreviated Term	Defined Term
AbbVie	AbbVie Inc.
ADPKD	Autosomal dominant polycystic kidney disease
ALS	Amyotrophic lateral sclerosis
ATP	Adenosine triphosphate
bardoxolone	Bardoxolone methyl
Biogen	Biogen Inc.
BXLS	Blackstone Life Sciences, LLC
Cemdomespib	Previously referred to as RTA 901
CKD	Chronic kidney disease
Class A Common Stock	Class A common stock, par value $0.001 per share, of the Company
Class B Common Stock	Class B common stock, par value $0.001 per share, of the Company
CRL	Complete Response Letter
CRO	Contract research organization
DPNP	Diabetic peripheral neuropathic pain
eGFR	Estimated glomerular filtration rate
EMA	European Medicines Agency
ESPP	Reata Pharmaceuticals, Inc. 2022 Employee Stock Purchase Plan
ESRD	End stage renal disease
Exchange Act	Securities Exchange Act of 1934
FA	Friedreich’s ataxia
FDA	United States Food and Drug Administration
HCP	Healthcare providers
Kyowa Kirin	Kyowa Kirin Co., Ltd.
PAS	Prior Approval Supplement
LTIP Plan	Second Amended and Restated Long Term Incentive Plan
MAA	Marketing Authorization Application
Merger Sub	River Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Biogen
NDA	New Drug Application
NPRS	Numeric pain rating scale
PAS	Prior Approval Supplement
PK	Pharmacokinetic
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
U.S. GAAP	Accounting principles generally accepted in the United States

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$48,843	$42,312
Marketable debt securities	281,371	345,202
Accounts receivable, net	22,662	—
Prepaid expenses and other current assets	46,031	10,256
Inventory, current	2,942	—
Total current assets	401,849	397,770
Property and equipment, net	11,303	11,179
Operating lease right-of-use-assets	78,598	105,258
Inventory, noncurrent	10,338	—
Other assets	499	284
Total assets	$502,587	$514,491
Liabilities and stockholders’ equity (deficit)
Accounts payable	$19,860	$18,706
Accrued direct research liabilities	25,135	13,836
Other current liabilities	71,991	24,267
Liability related to sale of future royalties, current	5,650	—
Operating lease liabilities, current	2,456	2,151
Total current liabilities	125,093	58,960
Operating lease liabilities, noncurrent	90,417	117,313
Term loan, net of debt issuance cost	73,130	—
Liability related to sale of future royalties, noncurrent	126,656	403,913
Total noncurrent liabilities	290,203	521,226
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock A, $0.001 par value: 500,000,000 shares authorized; issued and outstanding – 33,331,586 and 31,762,052 at June 30, 2023 and December 31, 2022, respectively	33	32
Common stock B, $0.001 par value: 150,000,000 shares authorized; issued and outstanding – 4,515,246 and 4,913,348 at June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	1,577,904	1,501,800
Accumulated deficit	(1,490,651)	(1,567,532)
Total stockholders’ equity (deficit)	87,291	(65,695)
Total liabilities and stockholders’ equity (deficit)	$502,587	$514,491

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Revenues
Product revenues, net	$20,038	$—	$20,038	$—
License and milestone	—	754	—	1,648
Other revenue	2,708	8	2,903	29
Total revenues	22,746	762	22,941	1,677
Operating cost and expenses
Cost of products sold	846	—	846	—
Research and development	57,120	39,331	112,597	79,136
Selling, general and administrative	45,690	25,143	100,575	49,984
Litigation settlement	11,000	—	11,000	—
Depreciation	293	273	581	581
Total operating cost and expenses	114,949	64,747	225,599	129,701
Other income (expense), net	285,201	(9,571)	279,539	(19,343)
Income (loss) from operations	192,998	(73,556)	76,881	(147,367)
Benefit from (provision for) for taxes on income	—	1	—	(30)
Net income (loss)	$192,998	$(73,555)	$76,881	$(147,397)
Net income (loss) per share—basic	$5.12	$(2.02)	$2.06	$(4.04)
Net income (loss) per share—diluted	$4.65	$(2.02)	$1.89	$(4.04)
Weighted-average number of common shares used in net income (loss) per share—basic	37,671,678	36,467,802	37,311,872	36,440,364
Weighted-average number of common shares used in net income (loss) per share—diluted	41,506,900	36,467,802	40,758,929	36,440,364

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Three Months Ended June 30, 2023
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2023	33,010,817	$33	4,516,934	$5	$1,552,938	$(1,683,649)	$(130,673)
Net income (loss)	—	—	—	—	—	192,998	192,998
Compensation expense related to stock-based compensation	—	—	—	—	20,363	—	20,363
Exercise of options	86,385	—	49,985	—	3,807	—	3,807
Issuance of common stock upon vesting of restricted stock units	109,232	—	50,831	—	—	—	—
Issuance of common stock under employee stock purchase plan	22,648	—	—	—	796	—	796
Conversion of common stock Class B to Class A	102,504	—	(102,504)	—	—	—	—
Balance at June 30, 2023	33,331,586	$33	4,515,246	$5	$1,577,904	$(1,490,651)	$87,291

	Six Months Ended June 30, 2023
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	31,762,052	$32	4,913,348	$5	$1,501,800	$(1,567,532)	$(65,695)
Net income (loss)	—	—	—	—	—	76,881	76,881
Compensation expense related to stock-based compensation	—	—	—	—	58,420	—	58,420
Exercise of options	228,110	—	427,485	—	16,888	—	16,888
Issuance of common stock upon vesting of restricted stock units	439,801	—	53,388	—	—	—	—
Issuance of common stock under employee stock purchase plan	22,648	—	—	—	796	—	796
Conversion of common stock Class B to Class A	878,975	1	(878,975)	—	—	—	1
Balance at June 30, 2023	33,331,586	$33	4,515,246	$5	$1,577,904	$(1,490,651)	$87,291

	Three Months Ended June 30, 2022
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	31,525,514	$31	4,919,249	$5	$1,457,222	$(1,329,473)	$127,785
Net loss	—	—	—	—	—	(73,555)	(73,555)
Compensation expense related to stock-based compensation	—	—	—	—	13,864	—	13,864
Exercise of options	2,336	—	20,649	—	541	—	541
Issuance of common stock upon vesting of restricted stock units	16,963	1	1,531	—	—	—	1
Conversion of common stock Class B to Class A	28,081	—	(28,081)	—	—	—	—
Balance at June 30, 2022	31,572,894	$32	4,913,348	$5	$1,471,627	$(1,403,028)	$68,636

	Six Months Ended June 30, 2022
	Common Stock A		Common Stock B		Additional Paid-In	Total Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	31,478,197	$31	4,919,249	$5	$1,441,584	$(1,255,631)	$185,989
Net loss	—	—	—	—	—	(147,397)	(147,397)
Compensation expense related to stock-based compensation	—	—	—	—	29,308	—	29,308
Exercise of options	2,336	—	30,024	—	735	—	735
Issuance of common stock upon vesting of restricted stock units	52,070	1	4,366	—	—	—	1
Issuance of Common Stock	40,291	—	(40,291)		—		—
Balance at June 30, 2022	31,572,894	$32	4,913,348	$5	$1,471,627	$(1,403,028)	$68,636

See accompanying notes.

Reata Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2023	2022
Operating activities
Net income (loss)	$76,881	$(147,397)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	581	581
Amortization of debt issuance costs	49	—
Non-cash interest expense on liability related to sale of future royalty	17,678	20,148
Non-cash gain on extinguishment of liability	(289,286)	—
Stock-based compensation expense	58,420	29,308
Amortization of discount (premium) on marketable debt securities	(4,633)	(347)
Changes in operating assets and liabilities:
Accounts receivables, net	(22,662)	—
Prepaid expenses, other current assets and other assets	(35,053)	(3,496)
Inventory	(13,280)	—
Accounts payable	1,009	(5,756)
Accrued expenses, other current and long-term liabilities	58,850	(5,133)
Operating lease obligations	69	6,433
Deferred revenue	—	(1,648)
Net cash used in operating activities	(151,377)	(107,307)
Investing activities
Purchases of property and equipment	(415)	(2,562)
Purchases of marketable securities	(303,956)	(333,970)
Maturity from marketable securities	372,420	—
Net cash provided by (used in) investing activities	68,049	(336,532)
Financing activities
Exercise of options	16,888	735
Employee stock purchase plan	796	—
Payment of debt issuance costs	(389)	—
Proceeds from long-term debt	72,564	—
Net cash provided by financing activities	89,859	735
Net increase (decrease) in cash and cash equivalents	6,531	(443,104)
Cash and cash equivalents at beginning of year	42,312	590,258
Cash and cash equivalents at end of period	$48,843	$147,154
Supplemental disclosures:
Cash paid for interest	$1,312	$—
Non-cash activity:
Reduction of right-of-use assets and liability due to lease modification	$23,357	$4,885
Purchases of equipment in accounts payable, accrued expenses, other current, and long-term liabilities	$368	$55
Accrued for debt issuance costs	$210	$—

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

Transaction with Biogen

On July 28, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Biogen Inc., a Delaware corporation (Biogen) and River Acquisition, Inc, a Delaware corporation and a wholly-owned subsidiary of Biogen (Merger Sub), pursuant which, and upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Reata (the Merger), with Reata surviving the Merger as a wholly-owned subsidiary of Biogen.

The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Biogen would acquire the Company. If the transaction is completed, the Company's stockholders will receive $172.50 in cash, without interest, and subject to applicable withholding taxes for each share of the Company's common stock they hold as of the effective date. See Note 17, Subsequent Events, to our condensed consolidated financial statements for further details.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated balance sheet at December 31, 2022, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the annual consolidated financial statements and footnotes thereto of the Company.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the six months ended June 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the following.

Inventory

We capitalize inventory costs related to products to be sold in the ordinary course of business. We make a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Pre-launch inventory is held as an asset when there is a high probability of regulatory approval for the product and when there are probable future economic profits. Inventory may consist of raw materials, work in process and finished goods. We began capitalizing inventory related to SKYCLARYS in the quarter ended March 31, 2023, as we received approval of SKYCLARYS in February 2023, and the related costs were expected to be recoverable through the commercialization of SKYCLARYS. Prior to the start of capitalizing inventory, costs for commercially saleable product and materials were incurred and included in research and development expenses, of which $38.6 million was remaining at June 30, 2023. As a result, cost of product revenues related to SKYCLARYS will initially reflect a lower average per unit cost of materials over the next 35-40 months as previously expensed inventory is utilized for commercial production and sold to customers.

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

Revenue Recognition

We recognize revenue when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be probable.

At contract inception, once the contract is determined to be within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, we assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. We then allocate the transaction price (the amount of consideration we expect to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognize the associated revenue when (or as) each performance obligation is satisfied. Our estimate of the transaction price for each contract includes all variable consideration to which we expect to be entitled.

Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.

Product Revenues, Net

Our net product revenues are recognized, net of variable consideration related to certain allowances and accruals, at the time the customer obtains control of our product. We use the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, or the most likely amount method, which is the single most likely amount in a range of possible considerations, to estimate variable consideration related to our product sales.

We record reserves, based on contractual terms, for components related to product sold during the reporting period, as well as our estimate of product that remains in the distribution channel inventory at the end of the reporting period that we expect will be sold to qualified healthcare providers. On a quarterly basis, we update our estimates and record any needed adjustments in the period we identify the adjustments. The following are the components of variable consideration related to product revenues:

Trade Discounts and Allowances. We provide customary invoice discounts on product sales to our customers for prompt payment and we pay fees for distribution services, such as fees for certain data that customers provide to us. We estimate our customers will earn these discounts and fees and deduct these discounts and fees in full from gross product revenues and accounts receivable at the time we recognize the related revenues.

Product Returns. We provide for returns in accordance with our “Return Goods Policy” defined within each customer agreement.

Chargebacks. We estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to the customer who directly purchases from us. The customer charges us for the difference between what it pays to us for the product and the selling price to the qualified healthcare providers.

Rebates. We are subject to discount obligations under government programs, including Medicaid in the United States and similar programs in certain other countries, including countries in which we are accruing for estimated rebates because final pricing has not yet been negotiated. We are also subject to potential rebates in connection with our value-based agreements with certain commercial payors. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of product revenues and a current liability that is included in accrued expenses on our consolidated balance sheet. Our estimate for rebates is based on statutory discount rates, expected utilization or an estimated number of patients on treatment, as applicable.

Co-payment Assistance. We offer co-payment assistance to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. We estimate the average co-payment assistance amounts for our products based on expected customer demographics and record any such amounts within accrued expenses on our consolidated balance sheet.

Concentration of Credit Risk and Major Customers

We sell our products through exclusive arrangements with a specialty distributor and specialty pharmacy, both of which are part of McKesson Corporation. As a result, for the three-month period ended June 30, 2023, one individual customer accounted for substantially all of our net product revenue.

3. Product Revenues, Net

Net product revenue is recognized when product is shipped and title passes to the customer, typically at time of delivery. At the time of sale, estimates for various revenue allowances are recorded based on historical trends and judgmental estimates. Trade discounts and allowances are recorded as a reduction of accounts receivables. chargebacks, co-payment assistance, Medicare, Medicaid and other rebates are reflected as a component of other current liabilities.

To date, the Company’s only source of product revenue has been from the sales of SKYCLARYS, which it began shipping to customers in the United States in June of 2023. Net product revenues were $20.0 million for the three months ended June 30, 2023.

The following table presents the balance of our receivables related to our net product revenues:

Six Months Ended
June 30
2023
(in thousands)
Receivables included in "Accounts receivables, net"	$22,662

4. Collaboration Agreements

Subsequent to the 2019 reacquisition of certain rights originally licensed to AbbVie Inc. (AbbVie) (see “AbbVie,” below), the Company’s collaboration revenue and deferred revenue have been generated primarily from licensing fees and reimbursements for expenses received under our exclusive license with Kyowa Kirin (the Kyowa Kirin Agreement).

Kyowa Kirin

In December 2009, the Company entered into an exclusive license with Kyowa Kirin to develop and commercialize bardoxolone in the licensed territory. The terms of the agreement include payment to the Company of a nonrefundable, up-front license fee of $35.0 million and additional development and commercial milestone payments. As of June 30, 2023, the Company has received $50.0 million related to regulatory development milestone payments from Kyowa Kirin.

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

In May 2023, Kyowa Kirin reported results from the AYAME study, a Phase 3 trial which was conducted in Japan studying the safety and efficacy of bardoxolone in patients with diabetic kidney disease. Based on the results of AYAME and its potential regulatory impact, we and Kyowa Kirin have decided to discontinue our bardoxolone chronic kidney disease (CKD) programs, including the FALCON and EAGLE clinical trials. We expect to substantially complete site close-out activities related to FALCON and EAGLE by October 2023.

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

5. Other Current Liabilities

The following tables summarize our other current liabilities (in thousands), as of June 30, 2023:

	Six Months Ended
	June 30
	2023	2022
	(in thousands)
Paid Time Off Accrual	$4,953	$4,022
Bonus Accrual	6,813	12,160
Accrued Expenses[1]	47,634	2,919
Other	12,591	5,166
Total other current liabilities	$71,991	$24,267

1) See Note 17, Subsequent Events, to our condensed consolidated financial statements for update on bardoxolone securities litigation.

6. Liability Related to Sale of Future Royalties

On June 24, 2020, the Company closed on the Development and Commercialization Funding Agreement with an affiliate of Blackstone Life Sciences, LLC (BXLS), which provided funding for the development and commercialization of bardoxolone for the treatment of CKD caused by Alport syndrome, autosomal dominant polycystic kidney disease (ADPKD), and certain other rare CKD indications in return for future royalties (the Development Agreement). The Development Agreement included a $300.0 million payment by an affiliate of BXLS in return for various percentage royalty payments on worldwide net sales of bardoxolone, once approved in the United States or certain specified European countries, by Reata and its licensees, other than Kyowa Kirin. The royalty percentage was initially to be in the mid-single digits and, in future years, could have varied between higher-mid single digit percentages to low-single digit percentages depending on various milestones, including indication approval dates, cumulative royalty payments, and cumulative net sales. Pursuant to the Development Agreement, we had granted BXLS a security interest in substantially all of our assets. After a bardoxolone product approval would have been obtained by the Company, the Company would have been obligated to make certain minimum cumulative payment amounts in 2025 through 2033, but only until BXLS had achieved a certain internal rate of return target.

In addition, concurrent with the Development Agreement, the Company had entered into a common stock purchase agreement (the Purchase Agreement) with affiliates of BXLS to sell an aggregate of 340,793 shares of the Company’s Class A common stock, par value $0.001 per share (the Class A common stock), at $146.72 per share for a total of $50.0 million.

The Company had concluded that there were two units of accounting for the consideration received, comprised of the liability related to the sale of future royalties and the common shares. The Company historically had allocated the $300.0 million from the Development Agreement and $50.0 million from the Purchase Agreement between the two units of accounting on a relative fair value basis at the time of the transaction. The Company allocated $294.5 million, which included $0.8 million in transaction costs incurred, in transaction consideration to the liability, and $55.5 million to the common shares. The Company determined the fair value of the common shares based on the closing stock price on June 24, 2020, the closing date of the Development Agreement. At inception, the effective interest rate under the Development Agreement, including transaction costs, was approximately 13.8%.

During the first quarter of 2022, the Company reassessed the expected royalty payments and lowered our previous estimate of future sales for which royalties will be paid. Accordingly, we had prospectively adjusted and recognized lower non-cash interest expense using a 10.9% effective interest rate, as of March 31, 2023.

On May 4, 2023, with the Company's discontinuation of bardoxolone development, the Company entered into an Amended and Restated Development and Commercialization Funding Agreement (the Amended Funding Agreement) with BXLS. The Amended Funding Agreement provides that all covenants in the Development and Commercialization Funding Agreement regarding commercialization of bardoxolone, restricting the incurrence of indebtedness, and restricting license and licensing transactions are removed and all prior security interests granted to BXLS are released.

In addition, the Amended Funding Agreement provides for a low, single digit royalty payment to BXLS on net sales of omaveloxolone for FA. Pursuant to the Amended Funding Agreement, to secure our payment obligations to BXLS, (i) we have granted BXLS a security interest in a segregated deposit account and (ii), subject to certain limitations as set forth in the Amended Funding Agreement, have agreed to maintain in such account an initial balance and thereafter an amount equal to the aggregate amount of omaveloxolone royalty payments made for the immediately preceding two calendar quarter period.

The Amended Funding Agreement also provides that, with respect to any change of control of the Company prior to January 1, 2028, we will pay to BXLS a change of control payment in an amount equal to (x) if the date of such change of control is prior to June 10, 2023, $375 million or (y) if the date of such change of control is on or after June 10, 2023, $300.0 million, or, in each case, potentially a lesser amount based on the sum of certain payments to BXLS, including the Omav Licensing Payments (as defined below), prior to the change of control.

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

In connection with the Amended Funding Agreement, the Company recognized a $289.3 million gain on extinguishment of the historical liability related to the sale of future royalties and the recognition of the expected royalty payments of the new liability related to the sale of future royalties as of May 4, 2023. We are using a 12.6% effective interest rate as of May 4, 2023 through June 30, 2023.

The following table shows the activity within the liability related to sale of future royalties for the six months ended June 30, 2023:

Liability Related to Sale of Future Royalties
(in thousands)
Balance at December 31, 2022	$404,634
Plus: Non-cash interest expense recognized between December 31, 2022 and May 4, 2023	15,237
Balance at May 4, 2023 prior to the Amended Funding Agreement	419,871
Less: Unamortized transaction costs as of May 4, 2023	(699)
Carrying value at May 4, 2023, prior to the Amended Funding Agreement	$419,172
Less: Net Gain on extinguishment of liability related to the sale of future royalties	(289,286)
Fair value of new liability related to sale of future royalties	$129,886
Plus: Non-cash interest expense recognized between May 4, 2023 and June 30, 2023	2,420
Carrying value at June 30, 2023	$132,306
Liability related to sale of future royalties, current	$5,650
Liability related to sale of future royalties, non-current	$126,656

7. Inventory

All of the Company’s inventories relate to the manufacturing of SKYCLARYS. The following table sets forth the Company’s inventories as of June 30, 2023:

Six Months Ended
June 30
2023
(in thousands)
Raw materials	$3,903
Work-in-process	8,875
Finished goods	502
Total inventory	$13,280
Inventory, current	$2,942
Inventory, noncurrent	$10,338

8. Term Loan

The Company entered into a loan agreement in May 2023 (the Loan Agreement) with BioPharma Credit, PLC, (as the Collateral Agent), BPCR Limited Partnership (as a Lender), and Biopharma Credit Investments V (Master) LP, acting by its general partner, BioPharma Credit Investments V GP LLC (as a Lender) that provides for a senior secured term loan facility of up to $275.0 million to be funded in four committed tranches: (i) Tranche A Loan in an aggregate principal amount of $75.0 million (the Tranche A Loan) that was funded on May 12, 2023 (the Tranche A Closing Date); (ii) a Tranche B Loan in an aggregate principal amount of $50.0 million (the Tranche B Loan) to be funded, subject to certain conditions including the first commercial sale in the US of our omaveloxolone product; (iii) a Tranche C Loan in an aggregate principal amount of $75.0 million (the Tranche C Loan) to be funded, subject to certain conditions including achieving a trailing twelve-month net product sales and royalty revenues milestone ranging from $40.0 million to $55.0 million based on the date of the first commercial sale of our omaveloxolone product; and (iv) a Tranche D Loan in an aggregate principal amount of $75.0 million (the Tranche D Loan and, together with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the Term Loans) to be funded at the Company’s option, subject to certain conditions including achieving a trailing twelve-month net product sales and royalty revenues milestone of $100.0 million for any trailing twelve month period ending on or prior to December 31, 2024. See Note 17, Subsequent Events, to our condensed consolidated financial statements for update on funding of Tranche B.

The Term Loans mature on either (i) the 5th anniversary of the Tranche A Closing Date (the “Maturity Date”); or (ii) if we do not satisfy the Tranche B Loan borrowing conditions on or prior to December 31, 2023, the Maturity Date shall be December 31, 2023. Repayment of outstanding principal of the Term Loans will be made in eight equal quarterly payments of principal commencing on June 30, 2026; provided however, that if we achieve a trailing twelve-month net product sales and royalty revenues milestone of $250.0 million as of March 31, 2027, at our option, repayment of outstanding principal of the Term Loans will be made in four equal quarterly payments of principal commencing on June 30, 2027.

The Term Loans bear interest at 7.50% plus three-month SOFR per annum with a SOFR floor of 2.50%. Interest is due and payable quarterly with the first payment due on June 30, 2023. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield.

Our obligations under the Loan Agreement are guaranteed on a full and unconditional basis by the Guarantors, consisting of our U.S. and certain of our foreign subsidiaries, and are secured by substantially all of the respective Credit Parties assets, including intellectual property, subject to certain exceptions. Pursuant to the Loan Agreement, and subject to certain restrictions, proceeds of the Term Loans are being used to fund the Company’s general corporate and working capital requirements.

The Loan Agreement contains certain customary representations and warranties. In addition, the Loan Agreement includes affirmative covenants, such as the requirement to maintain a minimum net revenue commencing with the fiscal quarter ending December 31, 2023 through the fiscal quarter ending December 31, 2028. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that, among other things, restrict the Company’s ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. The Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Loan Agreement. A change of control of the Company triggers a mandatory prepayment of the Term Loans within fifteen days.

As of June 30, 2023, the Company was in full compliance with these covenants and there were no events of default under the Term Loans. The Company has determined that the risk of subjective acceleration under the material adverse events clause is not probable and therefore has classified the outstanding principal in non-current liabilities based on scheduled principal payments.

In connection with the closing of Tranche A, the Company incurred $3.0 million in debt discounts and issuance costs of which $1.5 million related to all the tranches of the Term Loans and was thus allocated pro rata between the funded and unfunded tranches. The debt discount and issuance costs allocated to Tranche A have been presented as a deduction to the Term Loan balance and are amortized into interest expense using the effective interest method. Until the unfunded Tranche B, Tranche C and Tranche D have been drawn, the associated debt issuance costs of $1.1 million have been recognized as assets. As of June 30, 2023, the total remaining unamortized debt discount and debt offering costs related to Tranche A of $1.9 million will be amortized using the effective interest rate over the remaining term of 4.9 years. The overall effective interest rate for Tranches A was 13.4% as of June 30, 2023.

9. Marketable Debt Securities

During the quarter ended June 30, 2023, the Company invested its excess cash balances in marketable debt securities and, at each balance sheet date presented, the Company classified all of its investments in debt securities as held-to-maturity and as current assets as they mature within 12 months and represent the investment of funds available for current operations.

The Company considers all available evidence to evaluate if an impairment loss exists, and if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss. The Company did not record any impairment charges related to our marketable debt securities during the six months ended June 30, 2023.

The following tables summarize our marketable debt securities (in thousands), as of June 30, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (1)
Marketable debt securities:
U.S. treasury securities	281,371	37	(15)	281,393
Total	$281,371	$37	$(15)	$281,393

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

10. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
	(in thousands)
Other income (expense), net
Investment income	$3,992	$786	$7,426	$918
Interest Expense	(1,312)	—	(1,312)	—
Non-cash interest expense on liability related to sale of future royalty	(6,661)	(10,277)	(17,678)	(20,148)
Net gain on extinguishment of liability	289,286	—	289,286	—
Other income (expense)	(104)	(80)	1,817	(113)
Total other income (expense), net	$285,201	$(9,571)	$279,539	$(19,343)

Investment Income

Investment income consists primarily of interest generated from our cash and cash equivalents and marketable debt securities.

Interest Expense

Interest expense consists primarily of interest on our borrowings under our loan agreement.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

Non-cash interest expense consists of recognition of interest expense based on the Company’s current estimate of future royalties expensed to be paid over the estimated term of the Development Agreement.

Net Gain on Extinguishment of Liability

Net gain on extinguishment of liability consists of the between the net carrying value of the old liability related to sale of future royalties and the fair value of the new liability related to sale of future royalties in the Income Statement. See Note 6, Liability Related to Sale of Future Royalties, to our condensed consolidated financial statements for detail on the gain on extinguishment of liability.

Other Income (Expense)

Other income (expense) consists primarily of gains and losses on foreign currency exchange, sales of assets, lease termination and employee retention credit.

In the six months ended June 30, 2023, other income included $2.0 million, related to the employee retention credit (ERC) under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).

11. Leases

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

On March 8, 2022, the Company extended the lease for the Plano office to December 31, 2023.

The Company has an additional lease of a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas with an initial lease term of 16 years. The Company entered into the lease agreement on October 15, 2019 (the 2019 Lease Agreement), and at the Company’s option, it may renew the lease for two consecutive five-year renewal periods or one ten-year renewal period. On December 15, 2021, the Company obtained control of the space, and, accordingly, the Company recorded related right-of-use assets and the lease liabilities during the fourth quarter of 2021. The Company recorded the liability associated with the 2019 Lease Agreement at the present value of the lease payments not yet paid, using the discount rate as of the commencement date. As the discount rate implicit in the 2019 Lease Agreement was not readily determinable, the Company utilized its incremental borrowing rate at that time. The renewals are not assumed in the determination of the lease term, since they are not deemed to be reasonably assured at the inception of the lease. At inception, the Company recorded $124.5 million as a right-of-use asset, which represented a lease liability of $133.2 million, net of $8.7 million of lease incentives recognized.

On June 19, 2023, the Company amended the 2019 Lease Agreement, which increases the tenant allowance (lease incentives) by up to $5.1 million. As consideration for the additional tenant improvement allowance and related payment terms, the Company agreed to an increase in the base rent than set forth in the original lease. As a result of the lease modification, the Company remeasured its lease liability from $113.3 million to $89.9 million in accordance with Accounting Standards Update 842, Lessors—Certain Leases with Variable Lease Payments, or ASC 842, a reduction of $23.4 million with a corresponding reduction to our right of use asset, using our incremental borrowing rate of 12.72% at the time of the lease modification.

For the six months ended June 30, 2023, the Company paid $7.7 million for amounts included in the measurement of lease liabilities. During the three and six months ended June 30, 2023, the Company recorded total rent expense of $4.4 million and $8.7 million, respectively. During the three and six months ended June 30, 2022, the Company recorded total rent expense of $4.3 million and $8.6 million, respectively.

Supplemental balance sheet and other information related to the Company’s operating leases is as follows:

	As of June 30,
	2023	2022
Weighted-average remaining lease term (in years)	14.8	15.6
Weighted-average discount rate	12.6%	6.5%

Maturities of lease liabilities by fiscal year for the Company’s operating leases:

As of June 30, 2023
(in thousands)
2023 (remaining six months)(1)	$1,984
2024	7,696
2025	14,279
2026	14,558
2027	14,842
Thereafter	174,393
Total lease payments (1)	227,752
Less: Imputed interest	(134,879)
Present value of lease liabilities	$92,873

(1) Above table includes one year rent abatement applied beginning in June 2023 following FDA approval of SKYCLARYS

12. Income Taxes

The following table summarizes income tax benefit expense and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
	(in thousands, except for percentage data)
Benefit from (provision for) taxes on income	$—	$1	$—	$(30)
Effective income tax rate	0.0%	0.0%	0.0%	0.0%

The Company’s effective tax rate for the three and six months ended June 30, 2023, varies with the statutory rate primarily due to changes in the valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversals of existing temporary differences. The Company has recorded valuation allowances against the majority of its deferred tax assets as of June 30, 2023, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

13. Stock-Based Compensation

In 2022, our stockholders approved the Reata Pharmaceuticals, Inc. 2022 Employee Stock Purchase Plan (ESPP), pursuant to which 500,000 shares of common stock were authorized for issuance. Under the ESPP, each offering period is twelve months, with two six-month purchase periods. At the end of each purchase period the employees may purchase shares of common stock through payroll deductions made over the term of the purchase period. The per-share purchase price at the end of each purchase period is equal to the lesser of 85% of the closing price of the Company’s common stock at the beginning of the offering period or the purchase date. As of June 30, 2023, the Company has issued 22,648 shares of Class A common stock in relation to the ESPP and received $0.8 million in cash related to the ESPP plan. The Company recorded approximately $0.3 million and $0.6 million, respectively in compensation expense related to the ESPP during the three and six months ended June 30, 2023.

The following table summarizes time-based and performance-based stock compensation expense reflected in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
	(in thousands)
Research and development	$8,530	$6,344	$22,800	$13,951
Selling, general and administrative	11,833	7,520	35,620	15,357
Total stock compensation expense	$20,363	$13,864	$58,420	$29,308

Restricted Stock Units (RSUs)

The following table summarizes RSUs as of June 30, 2023, and changes during the six months ended June 30, 2023, under the Second Amended and Restated Long Term Incentive Plan (LTIP Plan):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	1,151,656	$45.45
Granted	526,509	47.89
Vested	(509,197)	38.23
Forfeited	(27,421)	43.34
Outstanding at June 30, 2023	1,141,547	$49.84

As of June 30, 2023, total unrecognized compensation expense related to RSU and performance-based RSU awards that were deemed probable of vesting was approximately $41.7 million, which excludes 37,750 shares of unvested performance-based RSUs that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $4.6 million.

Stock Options

The following table summarizes stock option activity as of June 30, 2023, and changes during the six months ended June 30, 2023, under the LTIP Plan and standalone option agreements:

	Number of Options	Weighted- Average Price
Outstanding at January 1, 2023	6,009,199	$65.92
Granted	1,981,191	43.50
Exercised	(655,595)	25.94
Forfeited	(292,835)	166.36
Expired	(72,848)	139.66
Outstanding at June 30, 2023	6,969,112	$58.32
Exercisable at June 30, 2023	3,696,610	$63.80

As of June 30, 2023, total unrecognized compensation expense related to stock options and performance-based stock options that were deemed probable of vesting was approximately $91.6 million, which excludes 172,500 shares of unvested performance-based stock options that were deemed not probable of vesting totaling unrecognized stock-based compensation expense of $13.2 million.

The total intrinsic value of all outstanding options and exercisable options as of June 30, 2023 was $366.3 million and $186.8 million, respectively.

14. Employee Benefit Plans

In 2010, we adopted an Employee Investment Plan, qualified under Section 401(k) of the Internal Revenue Code, which is a retirement savings plan covering substantially all of our U.S. employees (the Plan). The Plan is administered under the “safe harbor” provision of ERISA. Under the Plan, an eligible employee may elect to contribute a percentage of their salary on a pre-tax basis, subject to federal statutory limitations. Beginning in January 2019, the Company implemented a discretionary employer matching contribution of $1.00 for every $1.00 contributed by a participating employee up to $7,000 annually in 2023 and 2022, which such matching contributions become fully vested after four years of service. The Company recorded expense of $0.5 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively, which includes the Company’s contributions and administrative costs.

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

As permitted under Delaware law and in accordance with the Company’s bylaws, officers and directors are indemnified for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable recoverability of a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2023.

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

16. Net Income Per Share

The computation of basic and diluted net loss income per share attributable to stockholders of the Company is summarized in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Numerator
Net income (loss)	$192,998	$(73,555)	$76,881	$(147,397)
Denominator
Weighted-average number of common shares used in net loss per share — basic	37,671,678	36,467,802	37,311,872	36,440,364
Dilutive potential common shares:
Employee stock options	3,435,527	—	2,953,652	—
RSUs	370,262	—	457,086	—
Employee stock purchase plan	29,433	—	36,319	—
Weighted-average number of common shares used in net loss per share — diluted	41,506,900	36,467,802	40,758,929	36,440,364
Net income (loss) per share — basic	$5.12	$(2.02)	$2.06	$(4.04)
Net income (loss) per share — diluted	$4.65	$(2.02)	$1.89	$(4.04)

The number of weighted average options and RSUs that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,304,870 and 6,896,379 shares for the three months ended June 30, 2023 and 2022, respectively.

The number of weighted average options and RSUs that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 4,699,922 and 6,896,379 shares for the six months ended June 30, 2023 and 2022, respectively.

17. Subsequent Events

Term Loan

On July 10, 2023, the Company closed the second Tranche (the Tranche B Loan) of $50.0 million under the Loan Agreement. Pursuant to the terms of the Loan Agreement, the closing and funding of the Tranche B Loan occurred after the FDA’s approval of the Company's Prior Approval Supplement (PAS) to update the drug substance specification for SKYCLARYS.

Transaction with Biogen

On July 28, 2023, the Company entered into the Merger Agreement with Biogen and Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Biogen.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of Class A common stock of the Company issued and outstanding immediately prior to the Effective Time and each share of Class B common stock, par value $0.001 per share, of the Company (the Class B common stock) issued and outstanding immediately prior to the Effective Time (in each case except for (i) shares of our Class A common stock and Class B common stock owned by Biogen, Merger Sub or the Company, or by any direct or indirect wholly-owned subsidiary of Biogen, Merger Sub or the Company, in each case, immediately prior to the Effective Time; and (ii) any shares of our Class A common stock and Class B common stock with respect to which statutory rights of appraisal have been properly and validly demanded) will be automatically canceled and converted into the right to receive $172.50 in cash, without interest and subject to any applicable withholding taxes (the Merger Consideration).

In addition, effective as of immediately prior to the Effective Time, (i) each outstanding stock option of the Company, whether vested or unvested, will be automatically canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (A) the number of shares of our Class A common stock and Class B common stock underlying such option immediately prior to the Effective Time multiplied by (B) the amount, if any, by which the Merger Consideration exceeds the exercise price per share of such option, and (ii) each outstanding RSU will be automatically canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (A) the number of shares of our Class A common stock and Class B common stock underlying such RSU immediately prior to the Effective Time multiplied by (B) the Merger Consideration, in each case, subject to any applicable withholding taxes.

Each of Biogen, Merger Sub and the Company have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to use their respective reasonable best efforts to take, or cause to be taken, all actions that are necessary, proper or advisable to consummate and make effective, in the most expeditious manner practicable, the Merger and each of the other transactions contemplated by the Merger Agreement, including using reasonable best efforts to cause each of the conditions to the Merger to be satisfied as promptly as practicable after the date of the Merger Agreement.

The Merger Agreement also contains certain termination rights in favor of each of the Company and Biogen. If the Merger Agreement is terminated under specified circumstances, the Company will be required to pay Biogen a termination fee of $264.0 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances including antitrust related circumstances, Biogen will be required to pay the Company a termination fee of $301.0 million.

Bardoxolone Securities Litigation

On July 31, 2023, we reached an agreement in principle to resolve the claims in the securities lawsuit. Under the proposed settlement, we agreed to make a one-time payment of $45.0 million. As a result, we recorded a legal settlement expense of $11.0 million within litigation settlement on our consolidated statements of operations in the second quarter of 2023 and an accrued liability of $45.0 million for this settlement on our consolidated balance sheets, along with an insurance receivable of $34.0 million for the portion that will be reimbursed under the Company's insurance policy, disclosed under Prepaid expenses and other current assets on our consolidated balance sheets. The proposed settlement is subject to the parties finalizing a stipulation of settlement and preliminary and the final approval of the United States District Court for the Eastern District of Texas.

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

Overview

We are a biopharmaceutical company focused on identifying, developing, and commercializing innovative therapies that change patients’ lives for the better. We concentrate on small-molecule therapeutics with novel mechanisms of action for the treatment of serious or life-threatening diseases with few or no approved therapies and unmet need. Our first product, SKYCLARYS®(omaveloxolone), is the first and only drug approved by the United States Food and Drug Administration (FDA) for the treatment of FA in adults and adolescents aged 16 years and older. We have submitted a Marketing Authorization Application (MAA) for omaveloxolone for the treatment of FA to the European Medicines Agency (EMA) in Europe and the application is under review. We are also developing cemdomespib (previously referred to as RTA 901), the lead product candidate from our Hsp90 modulator program, in neurological indications and Nrf2 activators for neurological diseases.

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

Transaction with Biogen

On July 28, 2023, we entered into the Merger Agreement, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into us, and we will survive as a wholly-owned subsidiary of Biogen. Under the terms of the Merger Agreement, Biogen, through the Merger Sub, will acquire all of our outstanding shares of common stock with the total equity value of the transaction estimated to be approximately $7.53 billion. Subject to the terms and conditions of the Merger Agreement, each share of our common stock that is issued and outstanding immediately prior to the Effective Time, other than any such shares (i) owned immediately prior to the Effective Time by Biogen, Merger Sub or us, or by any of Biogen’s or Merger Sub’s direct or indirect wholly-owned subsidiaries or (ii) owned by our stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Delaware law, will be canceled and extinguished and automatically converted into the right to receive Merger Consideration, without interest and subject to any applicable withholding taxes. The Merger is expected to close in the fourth quarter of 2023, assuming satisfaction or waiver of all of the conditions to the Merger.

The obligation of the parties to consummate the Merger is subject to certain customary conditions, including: (i) receipt of the affirmative vote of the holders of a majority of the voting power of the outstanding our common stock to adopt the Merger Agreement and approve of the transactions contemplated thereby, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act of 1976, and (iii) the absence of any law or order prohibiting or otherwise preventing the consummation of the acquisition of our common stock by Biogen or the Merger. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Biogen a termination fee of $264.0 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances including antitrust related circumstances, Merck will be required to pay us a termination fee of $301.0 million.

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

In June 2023, the FDA approved a PAS to update the drug substance specification for SKYCLARYS. With approval of the PAS, we initiated shipment of SKYCLARYS in June 2023 to patients in the United States.

Net product revenues were $20.0 million for the three months ended June 30, 2023. We expect net product revenues to increase over the remaining six months of 2023, as new patients begin SKYCLARYS treatment.

We submitted an MAA for omaveloxolone for the treatment of patients with FA to the EMA in the fourth quarter of 2022 and the application is under review. In the second quarter of 2023, we received the omaveloxolone MAA Day 120 List of Questions from the EMA. We believe that we have the data and analyses necessary to address the requests of the EMA, and we plan to provide responses to the EMA in the third quarter of 2023.

We are continuing to make progress on our pediatric program. EMA provided guidance that recommended a randomized controlled trial. We will take this advice into account and continue the dialogue with the EMA and FDA. Based on these considerations, we plan to request a meeting with FDA during the third quarter of 2023.

Cemdomespib for Neurological Indications, Including Diabetic Peripheral Neuropathic Pain

We are developing cemdomespib, a novel, once-daily, oral Hsp90 modulator for patients with diabetic peripheral neuropathic pain (DPNP). We have finalized the design of a randomized, double-blind, placebo-controlled Phase 2 trial of cemdomespib in patients with DPNP and plan to start the trial in the third quarter of 2023.

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

We are also developing cemdomespib for the treatment of neurological diseases. Cemdomespib is a highly potent and selective C-terminal modulator of Hsp90, which has a critical role in mitochondrial function, protein folding, and inflammation. Cemdomespib has demonstrated profound efficacy in a wide range of animal models of neurological disease, including diabetic neuropathy, neuroinflammation, and neuropathic pain. We plan to initiate a randomized, double-blind, placebo-controlled Phase 2 trial of cemdomespib in patients with DPNP in the third quarter of 2023.

Omaveloxolone in Patients with Friedreich’s Ataxia

Patients with FA experience progressive loss of coordination, muscle weakness, and fatigue, that commonly progresses to motor incapacitation and wheelchair reliance. Diagnosis of FA typically occurs by genetic testing, and most people with FA are diagnosed in their teens and early twenties. Patients with FA typically require a wheelchair in their twenties and the mean age of death for patients with FA is in the mid-thirties. Childhood-onset FA can occur as early as age five, is more common than later onset FA, and normally involves more rapid disease progression. Based on literature and proprietary research, we believe FA affects approximately 6,000 patients in the United States and approximately 22,000 individuals globally.

SKYCLARYS in the United States

In February 2023, we announced FDA approval of our first product SKYCLARYS (omaveloxolone), the first drug indicated for the treatment of FA in adults and adolescents 16 years of age and older. With this approval, the FDA granted a rare pediatric disease priority review voucher. In June 2023, the FDA approved a PAS to update the drug substance specification for SKYCLARYS. With approval of the PAS, we initiated shipment of SKYCLARYS in June 2023 to patients in the United States.

In the United States, we believe that there are approximately 5,000 diagnosed FA patients today that can be linked to healthcare providers (HCPs), of which an estimated 4,500 represent our total on-label addressable market and excludes patients under the age of 16. Through the evaluation of ICD-10 claims data, we have identified approximately 2,500 target HCPs treating patients with FA today.

Net product revenues were $20.0 million for the three months ended June 30, 2023. We expect net product revenues to increase over the remaining six months of 2023, as new patients begin SKYCLARYS treatment.

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

Regulatory Interactions in Europe

We submitted an MAA for omaveloxolone for the treatment of patients with FA to the EMA in the fourth quarter of 2022 and the application is under review. In the second quarter of 2023, we received the omaveloxolone MAA Day 120 List of Questions from the EMA. We believe that we have the data and analyses necessary to address the requests of the EMA, and we plan to provide responses to the EMA in the third quarter of 2023.

Pediatric Expansion Plans

We are continuing to make progress on our pediatric program. EMA provided guidance that recommended a randomized controlled trial. We will take this advice into account and continue the dialogue with the EMA and FDA. Based on these considerations, we plan to request a meeting with FDA during the third quarter of 2023.

Omaveloxolone and Our Other Nrf2 Activators for Other Neurological Indications

Because mitochondrial dysfunction is a key feature of many neurological and neuromuscular diseases, we believe Nrf2 activators may be broadly applicable to treat such diseases by activating Nrf2 to normalize and improve mitochondrial function and ATP production.

Based on our understanding of the pathophysiology of neurological diseases, characterized by mitochondrial dysfunction, inflammation, and oxidative stress, we believe our Nrf2 activators may be applicable to both rare diseases such as spinocerebellar ataxia, Huntington’s disease, progressive supranuclear palsy, frontotemporal dementia, primary progressive multiple sclerosis, and others, as well as non-rare diseases such as Parkinson’s disease, Alzheimer’s disease, epilepsy, and others. Consistent with this, we have observed promising activity of omaveloxolone and our other Nrf2 activators in preclinical models of many of these diseases. Our Nrf2 activators reduced seizure frequency in refractory, progressive epilepsy models and restored mitochondrial function in patient biopsy samples and preclinical models of FA, Huntington’s disease, amyotrophic lateral sclerosis (ALS), familial and sporadic Parkinson’s disease, and frontotemporal dementia. In clinical trials, improvements in neuromuscular function have been observed in FA patients treated with omaveloxolone as assessed by the modified Friedreich’s Ataxia Rating Scale, and improvements in mitochondrial function, as measured by reductions in blood lactate and heart rate, have been observed in patients with primary mitochondrial disease.

We have developed additional small molecule activators of Nrf2, including RTA 415 and RTA 417, which are currently in preclinical development. The non-clinical profiles of these two molecules support advancement to clinical studies and have shown broad activity in non-clinical models of inflammation, autoimmune disease, and neurodegeneration. Late Investigational New Drug (IND)-enabling studies are currently underway or planned, and we anticipate IND filings in 2024 for both molecules. We are currently evaluating the impact of provisions of the Inflation Reduction Act (IRA) on our future development plans for omaveloxolone and our other Nrf2 activators.

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

We completed a Phase 1 single ascending dose and multiple ascending dose trial of oral, once daily cemdomespib in healthy adult volunteers to evaluate the safety, tolerability, and pharmacokinetic (PK) profile. The PK was approximately dose-proportional up to the highest doses evaluated with a half-life ranging from two to nine hours. Human exposures easily exceeded the exposures necessary for efficacy in multiple animal models. No safety or tolerability concerns were reported. In the third quarter of 2022, we completed additional Phase 1 clinical pharmacology studies of cemdomespib, including a drug-drug interaction study which demonstrated an acceptable profile.

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

In May 2023, Kyowa Kirin reported results from the AYAME study, Phase 3 trial of bardoxolone in patients with diabetic kidney disease. The primary endpoint was time to onset of a ≥ 30% decrease in estimated glomerular filtration rate (eGFR) from baseline or end-stage renal disease (ESRD). The secondary endpoints were time to onset of a ≥ 40% decrease in eGFR from baseline or ESRD, time to onset of a ≥ 53% decrease in eGFR from baseline or ESRD, time to onset of ESRD, and change in eGFR from baseline at each evaluation time point.

AYAME met the primary and key secondary endpoints and no significant safety issues were observed in patients receiving bardoxolone. However, there was no separation in the occurrence of ESRD events between the bardoxolone and placebo groups after three years of treatment.

Based on the results of AYAME and its potential regulatory impact, we and Kyowa Kirin decided to discontinue our bardoxolone CKD programs, including the FALCON Phase 3 trial in patients with ADPKD and EAGLE open-label extension study in patients with Alport syndrome and ADPKD. We expect to substantially complete site close-out activities related to FALCON and EAGLE by October 2023.

Ex-United States Commercial Readiness

Our ability to launch omaveloxolone is dependent on the successful filing and defense of an MAA and approval by the EMA or other regulatory agencies. Outside of the United States, where appropriate and depending on the terms of our contractual arrangements, we plan, either alone, or with new collaboration partners, to commercialize our products. If approved, we plan to launch omaveloxolone commercially in certain countries in the European Union beginning in mid-2024. In parallel to our regulatory activities to respond to the EMA’s questions concerning our regulatory submission, we have been establishing affiliates in EU countries and building-up our local staff in preparation for commercial launch. We have also been working with local experts in preparing our reimbursement dossiers for submission in target countries. Beyond the European Union, we continue to evaluate market opportunities for our products in other markets.

Corporate Overview

To date, we have focused most of our efforts and resources on developing our product candidates, conducting preclinical studies and clinical trials, and build-out of commercial infrastructure for SKYCLARYS. In February 2023, we announced that the FDA approved SKYCLARYS, which became commercially available in the United States on June 27, 2023. We have historically financed our operations primarily through revenue generated from our collaborations with AbbVie and Kyowa Kirin, from sales of our securities, secured loans, and a strategic financing from BXLS. We have incurred losses in each year since our inception, other than in 2014 and during the current quarter ended June 30, 2023. Net income during the current quarter includes a non-recurring gain on extinguishment of liability related to the sale of future royalties of $289.3 million. As we have successfully launched SKYCLARYS, and have started to generate commercial product revenue, we anticipate that our losses will decrease in the foreseeable future, before we reach profitability. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable could depress the market price of our Class A common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations.

The probability of success for each of our product candidates and clinical programs and our ability to generate product revenue and become profitable depend upon a variety of factors, including the quality of the product candidate, clinical results, investment in the program, competition, manufacturing capability, commercial viability, and our collaborators’ ability to successfully execute our development and commercialization plans. We may also require additional capital through equity, debt, or royalty financings or collaboration arrangements in order to fund our operations and execute on our business plans, and there is no assurance that such financing or arrangements will be available to us on commercially reasonable terms or at all. For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Operations Overview

Product Revenues, Net

In February 2023, we announced that the FDA approved SKYCLARYS for the treatment of FA in adults and adolescents 16 years of age and older in the United States. SKYCLARYS became commercially available in the United States on June 27, 2023, at which time we started to generate product revenue. We expect that our future product revenues will increase over the remaining six months of 2023, as we continue to add new patients onto SKYCLARYS.

Revenues from License and Milestone and Other

Our revenue prior to June 2023, has been generated primarily from licensing fees received under our collaborative license agreements and reimbursements for expenses. Our license and milestone revenue has been generated primarily from the Kyowa Kirin Agreement, the AbbVie License Agreement, and the Collaboration Agreement.

In May 2023, Kyowa Kirin reported results from the AYAME study, a Phase 3 trial which was conducted in Japan studying the safety and efficacy of bardoxolone in patients with diabetic kidney disease. Based on the results of AYAME and its potential regulatory impact, we and Kyowa Kirin have decided to discontinue our bardoxolone CKD programs, including the FALCON and EAGLE clinical trials. We expect to substantially complete site close-out activities related to FALCON and EAGLE by October 2023.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. From our inception through June 30, 2023, we have incurred a total of $1,372.4 million in research and development expense, a majority of which relates to the development of bardoxolone and omaveloxolone. We expect our research and development expense to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidates portfolio. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming, and we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and preclinical program may be affected by a variety of factors, including the safety and efficacy data for product candidates, investment in the program, competition, manufacturing capability, and commercial viability.

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

In May 2023, Kyowa Kirin reported results from the AYAME study, a Phase 3 trial which was conducted in Japan studying the safety and efficacy of bardoxolone in patients with diabetic kidney disease. Based on the results of AYAME and its potential regulatory impact, we and Kyowa Kirin have decided to discontinue our bardoxolone CKD programs, including the FALCON and EAGLE clinical trials. We expect to substantially complete site close-out activities related to FALCON and EAGLE by October 2023.

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
	(in thousands)
Bardoxolone	$11,454	$7,956	$22,363	$14,418
Omaveloxolone	8,682	7,284	16,163	13,881
Cemdomespib (previously referred to as RTA 901)	3,379	2,226	5,827	3,633
Other research and development expenses	33,605	21,865	68,244	47,204
Total research and development expenses	$57,120	$39,331	$112,597	$79,136

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

We anticipate that our selling, general and administrative expenses will increase in the future as we continue to build-out our global commercial and compliance infrastructure and field team to support the launch of SKYCLARYS in the United States, as well as the potential launch of SKYCLARYS into additional markets, assuming regulatory approvals, and continue to advance and develop our pipeline and advance our product candidates, into later-stage development, and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards. In connection with the pending acquisition of the Company by Biogen, we expect to incur non-recurring acquisition and transaction fees, which include legal and advisory fees.

Litigation Settlement

Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements.

Other Income (Expense), Net

Other income (expense) includes interest and gains earned on our cash and cash equivalents, and marketable debt securities, amortization of debt issuance costs, interest expense on our Term Loans, imputed interest on long term payables, foreign currency exchange gains and losses, gain on extinguishment of a liability, and non-cash interest expense on liability related to the sale of future royalties.

Benefit from (Provision for) Taxes on Income

Provision for taxes on income consists of net income, taxed at federal tax rates and adjusted for certain permanent differences. Realization of deferred tax assets is generally dependent upon future earnings by jurisdiction, of which the timing and amount are uncertain for the majority of our deferred tax assets, and valuation allowances are maintained against them. Changes in valuation allowances also affect the tax provision.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022 (unaudited)

The following table sets forth our results of operations for the three months ended June 30:

	2023	2022	Change $	Change %
	(in thousands, except for percentage data)
Revenues
Product revenues, net	$20,038	$—	$20,038	100
License and milestone	—	754	(754)	(100)
Other revenue	2,708	8	2,700	**
Total revenues	22,746	762	19,284	2,531
Operating cost and expenses
Cost of products sold	846	—	846	100
Research and development	57,120	39,331	17,789	45
Selling, general and administrative	45,690	25,143	20,547	**
Litigation settlement	11,000	—	11,000	100
Depreciation	293	273	20	7
Total operating cost and expenses	114,949	64,747	50,202	78
Other income (expense), net	285,201	(9,571)	294,772	**
Income (loss) from operations	192,998	(73,556)	263,854	(359)
Benefit from (provision for) for taxes on income	—	1	(1)	100
Net income (loss)	$192,998	$(73,555)	$263,853	(359)

** Percentage not meaningful

Revenues

To date, the Company’s only source of product revenue has been from the sales of SKYCLARYS, which it began shipping to customers in the United States in June of 2023. Net product revenues were $20.0 million for the three months ended June 30, 2023.

We expect net product revenues to increase over the remaining six months of 2023, as new patients begin SKYCLARYS treatment.

License and milestone revenue represented approximately 0% and 99% of total revenues for the three months ended June 30, 2023 and 2022, respectively. License and milestone revenue decreased by 100%, primarily due to the Company reaching the end of the performance obligation of the Kyowa Kirin Agreement as of June 30, 2022.

Other revenue increased by $2.7 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to an increase in reimbursements of our manufacturing expenses from Kyowa Kirin for manufacturing.

Operating cost and expenses

The following table summarizes our expenses, including as a percentage of total expenses, for the three months ended June 30:

	2023	% of Total Expenses	2022	% of Total Expenses
	(in thousands, except for percentage data)
Cost of products sold	$846	1%	$—	—
Research and development	57,120	50%	39,331	60%
Selling, general and administrative	45,690	40%	25,143	39%
Litigation settlement	11,000	9%	—	—
Depreciation	293	—	273	1%
Total operating cost and expenses	$114,949		$64,747

Cost of Products Sold

Cost of products sold was $0.8 million for the three months ended June 30, 2023, consisted of costs to manufacture, and distribute our marketed product, SKYCLARYS. Based on our policy to expense costs associated with the manufacture of our products prior to reaching probable of regulatory approval, certain of the costs of units recognized as revenue during the three months ended June 30, 2023, had been expensed to Research and development expenses and, therefore, are not included in cost of products sold during this period. We expect cost of products sold to increase and gross margin to decrease as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the next approximately 35-40 months.

Research and Development Expenses

Research and development expenses increased by $17.8 million, or 45%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase is due to an increase in stock-based compensation due to the vesting of certain performance-based equity grants, and certain ongoing clinical study costs.

Research and development expenses, as a percentage of total expenses, was 50% and 60% for the three months ended June 30, 2023 and 2022, respectively. The decrease of 10% was due to the proportionately larger increase in selling, general and administrative expenses, compared to research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $20.5 million, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to an increase in stock-based compensation due to the vesting of certain performance-based equity grants, increase in sales related personnel cost due to increase in headcount, and increase in commercial activities for SKYCLARYS.

Selling, general and administrative expenses, as a percentage of total expenses, was 40% and 39%, three months ended June 30, 2023 and 2022, respectively. The increase of 1% was due to the proportionately larger increase in selling, general and administrative expenses, compared to research and development expenses.

Litigation Settlement

Litigation settlement increased by $11.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to the securities litigation settlement agreement in principle reached on July 31, 2023. See Note 17, Subsequent Events, to our condensed consolidated financial statements for further details.

Other Income (Expense), Net

Other income (expense), net increased by $294.8 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to a $3.2 million increase in interest income generated from marketable debt securities, a $1.3 increase due to interest expense paid in correlation to the long-term debt, a $289.3 million related to the gain on extinguishment of liability, and a $3.6 million decrease of interest expense attributable to the payable to BXLS under the Development Agreement. See Note 6, Liability Related to Sale of Future Royalties, to our condensed consolidated financial statements for detail on the net gain on extinguishment of liability.

Benefit from (Provision for) Taxes on Income

Benefit from (Provision for) taxes on income was immaterial for the three months ended June 30, 2023 and 2022.

Results of Operations

Comparison of the Six Months Ended June 30, 2023 and 2022 (unaudited)

The following table sets forth our results of operations for the six months ended June 30:

	2023	2022	Change $	Change %
	(in thousands, except for percentage data)
Revenues
Product revenues, net	$20,038	$—	$20,038	100
License and milestone	—	1,648	(1,648)	(100)
Other revenue	2,903	29	2,874	**
Total revenues	22,941	1,677	21,264	1,268
Operating cost and expenses
Cost of products sold	846	—	846	100
Research and development	112,597	79,136	33,461	42
Selling, general and administrative	100,575	49,984	50,591	**
Litigation settlement	11,000	—	11,000	100
Depreciation	581	581	—	—
Total operating cost and expenses	225,599	129,701	95,898	74
Other income (expense), net	279,539	(19,343)	298,882	**
Income (loss) from operations	76,881	(147,367)	224,248	152
Benefit from (provision for) for taxes on income	—	(30)	30	**
Net income (loss)	$76,881	$(147,397)	$224,278	152

** Percentage not meaningful

Revenues

To date, the Company’s only source of product revenue has been from the sales of SKYCLARYS, which it began shipping to customers in the United States in June of 2023. Net product revenues were $20.0 million for the six months ended June 30, 2023.

We expect net product revenues to increase over the remaining six months of 2023, as new patients begin SKYCLARYS treatment.

License and milestone revenue represented approximately 0% and 98% of total revenue for the six months ended June 30, 2023 and 2022, respectively. License and milestone revenue decreased by $1.6 million, primarily due to the Company reaching the end of the performance obligation of the Kyowa Kirin Agreement as of June 30, 2022.

Other revenue increased by $2.9 million for the six months ended June 30, 2023 , compared to the six months ended June 30, 2022, primarily due to an increase in reimbursements of our expenses from Kyowa Kirin for manufacturing.

Operating cost and expenses

The following table summarizes our expenses, including as a percentage of total expenses, for the six months ended June 30:

	2023	% of Total Expenses	2022	% of Total Expenses
	(in thousands, except for percentage data)
Cost of products sold	$846	1%	$—	—
Research and development	112,597	49%	79,136	60%
General and administrative	100,575	45%	49,984	39%
Litigation settlement	11,000	5%	—	—
Depreciation	581	—	581	1%
Total operating cost and expenses	$225,599		$129,701

Cost of Products Sold

Cost of products sold was $0.8 million for the six months ended June 30, 2023, consisted of costs to manufacture, and distribute our marketed product, SKYCLARYS. Based on our policy to expense costs associated with the manufacture of our products prior to reaching probable of regulatory approval, certain of the costs of units recognized as revenue during the six months ended June 30, 2023, had been expensed to Research and development expenses and, therefore, are not included in cost of products sold during this period. We expect cost of products sold to increase and gross margin to decrease as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the next approximately 35-40 months.

Research and Development Expenses

Research and development expenses increased by $33.5 million, or 42%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase is due to an increase in stock-based compensation due to the vesting of certain performance-based equity grants, and certain ongoing clinical study costs.

Research and development expenses, as a percentage of total expenses, was 49% and 60% for the six months ended June 30, 2023 and 2022, respectively. The decrease of 11% was due to the proportionately larger increase in selling, general and administrative expenses, compared to research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $50.6 million for the six months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is due to an increase in stock-based compensation due to the vesting of certain performance-based equity grants, increase in sales-related personnel costs due to increase in headcount, and increase in commercial activities for SKYCLARYS.

Selling, General and administrative expenses, as a percentage of total expenses, was 45% and 39%, six months ended June 30, 2023, and 2022, respectively. The increase of 6% was due to the proportionately larger increase in selling, general and administrative expenses, compared to research and development expenses.

Litigation Settlement

Litigation settlement increased by $11.0 million, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to the securities litigation settlement agreement in principle reached on July 31, 2023. See Note 17, Subsequent Events, to our condensed consolidated financial statements for further details.

Other Income (Expense), Net

Other income (expense), net decreased by $298.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to a $6.5 million increase in interest income generated from marketable debt securities, a $1.3 increase due to interest expense paid in correlation to the long-term debt, a $289.3 million related to the gain in extinguishment of liability, a $2.5 million decrease of interest expense attributable to the payable to BXLS under the Development Agreement and a $2.0 million increase related to the employee retention credit under the CARES Act. See Note 6, Liability Related to Sale of Future Royalties, to our condensed consolidated financial statements for detail on the gain on extinguishment of liability.

Benefit from (Provision for) Taxes on Income

Benefit from (Provision for) taxes on income was immaterial for the six months ended June 30, 2023 and 2022.

Liquidity and Capital Resources

In February 2023, we announced that the FDA approved SKYCLARYS, for the treatment of FA in adults and adolescents 16 years of age and older in the United States. SKYCLARYS became commercially available in the United States on June 27, 2023, at which time we started to generate product revenue. Prior to the current quarter, we funded our operations primarily through collaboration and license agreements, the sale of preferred and common stock, the sale of royalty interests, and secured loans. Through June 30, 2023, we have raised gross cash proceeds of $476.6 million through the sale of convertible preferred stock and $785.0 million from payments under license and collaboration agreements. We also obtained $1,222.1 million in net proceeds from our initial public offering, follow-on offerings, and the sale of our Class A common stock under the Purchase Agreement, $299.0 million in net proceeds from the sale of future royalties under the Development Agreement, and recent proceeds from Term Loans of $75.0 million. As of June 30, 2023, we had available cash and cash equivalents of approximately $48.8 million and marketable debt securities of $281.4 million. Our cash and cash equivalents and marketable debt securities are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the six months ended June 30:

	2023	2022
	(in thousands)

Net cash provided by (used in):
Operating activities	$(151,377)	$(107,307)
Investing activities	68,049	(336,532)
Financing activities	89,859	735
Net change in cash and cash equivalents	$6,531	$(443,104)

Operating Activities

Net cash used in operating activities was $151.5 million for the six months ended June 30, 2023, consisting primarily of net income of $76.9 million adjusted for non-cash items including stock-based compensation expense of $58.4 million, non-cash interest expense on liability related to sale of future royalty of $17.7 million, amortization of premium on marketable debt securities of $4.7 million, a net gain of extinguishment of a liability of $289.3 million and a net change in operating assets and liabilities of $11.1 million. The change in operating assets and liabilities that impacted our use of cash in operations include an increase in accounts receivable of $22.7 million, an increase of $1.0 million in accounts payable due to timing of payments, an increase of $13.3 million in inventory and an increase of $35.0 million in prepaids and other assets, and an increase of $58.9 million in direct research and other current and long-term liabilities.

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

Investing Activities

Net cash provided by investing activities was $68.0 million and net cash used in investing activities was $336.5 million for the six months ended June 30, 2023 and 2022, respectively. The change is due to the purchase of $304.0 million in marketable debt securities during the period, offset by cash received of $372.4 million from maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $89.9 million for the six months ended June 30, 2023, consisting of stock options exercises of $16.9 million, an increase of proceeds from the purchase of shares under the Employee Stock Purchase Plan of $0.8 million, payment of debt issuance cost of $0.4 million and proceeds from long-term debt of $72.6 million.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2022, primarily consisting of stock options exercises.

Operating Capital Requirements

SKYCLARYS became commercially available in the United States on June 27, 2023, at which time we started to generate revenue from product sales. Due to the announced planned merger, we are discontinuing with our existing cash guidance. We are subject to all the risks related to the development and commercialization of novel therapeutics, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

In October 2019, we entered into the 2019 Lease Agreement, relating to a new headquarter building lease of approximately 327,400 square feet of office and laboratory space located in Plano, Texas.

•
In December 2021, we obtained control of the building, and, accordingly, we recorded related right-of-use assets and the lease liabilities during the fourth quarter of 2021.
•
In December 2021, we paused the tenant improvement activities for the new headquarter building. In the current quarter, we have determined to occupy the building and have reinitiated the capital expenditures to complete the internal build of the building. We expect to spend approximately $90.0 million through the end of 2024.
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
•
On June 19, 2023, the Company amended the 2019 Lease Agreement, which increases the tenant allowance (lease incentives) by up to $5.1 million. As consideration for the additional tenant improvement allowance and related payment terms, the Company agreed to an increase in the base rent than set forth in the lease.

In June 2020, we closed on the Development Agreement and Purchase Agreement, each dated June 10, 2020, under which certain BXLS entities paid us an aggregate of $350.0 million in exchange for future royalties on bardoxolone and an aggregate of 340,793 shares of our Class A common stock at $146.72 per share.

On May 4, 2023, we entered into an Amended Funding Agreement with BXLS. The Amended Funding Agreement amends and restates in its entirety our existing Development and Commercialization Funding Agreement, dated as of June 10, 2020 (the Development Agreement) between us and BXLS. See Note 6, Liability Related to Sale of Future Royalties, to our condensed consolidated financial statements for further details.

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

On May 5, 2023, we entered into a term loan arrangement that provides for a senior secured term loan facility of up to $275.0 million to be funded in four committed tranches. (i) a Tranche A Loan in an aggregate principal amount of $75.0 million (the “Tranche A Loan”) that was funded on May 12, 2023 (the Tranche A Closing Date); (ii) a Tranche B Loan in an aggregate principal amount of $50.0 million (the “Tranche B Loan”) to be funded, subject to certain conditions including the first commercial sale in the United States of our omaveloxolone product; (iii) a Tranche C Loan in an aggregate principal amount of $75.0 million (the “Tranche C Loan”) to be funded, subject to certain conditions including achieving a trailing twelve-month net product sales and royalty revenues milestone ranging from $40.0 million to $55.0 million based on the date of the first commercial sale of our omaveloxolone product; and (iv) a Tranche D Loan in an aggregate principal amount of $75.0 million (the “Tranche D Loan” and, together with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “Term Loans”) to be funded at the Company’s option, subject to certain conditions including achieving a trailing twelve-month net product sales and royalty revenues milestone of $100.0 million for any trailing twelve month period ending on or prior to December 31, 2024. See Note 8, Term Loan, and Note 17, Subsequent Events, to our condensed consolidated financial statements for further details.

Until we can generate a sufficient amount of revenue from SKYCLARYS and our other product candidates, we may finance future cash needs through public or private equity or debt offerings, loans, royalty financings, and collaboration or license transactions. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness or obtain royalty financing, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business, and any such debt or royalty financing could be secured by some or all of our assets. Any of these events could significantly harm our business, financial condition, and prospects. For a description of the numerous risks and uncertainties associated with product development and raising additional capital, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•
the completion of the proposed Merger with Biogen and the timing thereof;
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

Contractual Obligations and Commitments

We have various contractual obligations and other commitments that require payments at certain specified periods. The following table summarizes our contractual obligations and commitments as of June 30, 2023 (unaudited):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	6 years and beyond	Total
	(unaudited, in thousands)
Operating lease obligations(1)	$2,297	$27,670	$29,636	$168,149	$227,752
Term loan obligations	-	9,375	65,625	-	75,000
Total contractual obligations	$2,297	$37,045	$95,261	$168,149	$302,752

(1) Above table includes one year rent abatement applied beginning in June 2023 following FDA approval of SKYCLARYS

The terms of the Amended Funding Agreement require us to pay a low single-digit future royalty based on omaveloxolone net product revenue and contains a change in control provision whereby the company could be liable for repayment of $310.0 million. The above table excludes such obligations as the amount of such obligations will fluctuate from time to time based on net product revenues, net, which are further described in Note 6, Liability Related to Sale of Future Royalties, to our Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Clinical Trials

As of June 30, 2023, we have on-going clinical trials in various stages. Under agreements with various CROs and clinical trial sites, we incur expenses related to clinical trials of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment, and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments, and they have been excluded from the table above.

In May 2023, Kyowa Kirin reported results from the AYAME study, a Phase 3 trial which was conducted in Japan studying the safety and efficacy of bardoxolone in patients with diabetic kidney disease. Based on the results of AYAME and its potential regulatory impact, we and Kyowa Kirin have decided to discontinue our bardoxolone CKD programs, including the FALCON and EAGLE clinical trials. We expect to substantially complete site close-out activities related to FALCON and EAGLE by October 2023.

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

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K. Except those that have been disclosed in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

Since our inception, we have not had any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements, and we have not engaged in any other off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission. Please refer to any changes to significant accounting policies during the quarter ended June 30, 2023 in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $48.8 million and marketable debt securities of $281.4 million at June 30, 2023, primarily invested in U.S. government treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general U.S. interest rates, particularly if our investments are in short-term securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate and hypothetical increase of 100 basis points in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We contract with research, development, and manufacturing organizations and investigational sites globally. Generally, these contracts are denominated in United States dollars. However, we may be subject to fluctuations in foreign currency rates in connection with agreements not denominated in United States dollars. We do not hedge our foreign currency exchange rate risk.

We will pay interest under our Loan Agreement at a floating rate. See Note 8, Term Loan, to our consolidated financial statements for further details.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2023, in connection with the first sale of SKYCLARYS, we designed and implemented new procedures and controls around our revenue and inventory processes. No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of material pending legal proceedings, please read Note 15, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. Other than as set forth below, there have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2022.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.

On July 28, 2023, we entered into the Merger Agreement with Biogen and Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into us, and we will survive as a wholly-owned subsidiary of Biogen. The consummation of the Merger is subject to customary closing conditions, including, among other things, (i) adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of at least a majority of the voting power of all shares of our common stock entitled to vote thereon, (ii) the expiration or termination of the required waiting period applicable to the consummation of the Merger under the HSR Act, and (iii) the absence of any (A) injunction, order or decree by any court of competent jurisdiction preventing the consummation of the Merger or the acquisition of shares of our common stock by Biogen or Merger Sub, and (B) law or order that prohibits or makes illegal the consummation of the Merger or the acquisition of shares of our common stock by Biogen or Merger Sub.

The governmental authorities from which authorizations under the HSR Act are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger, including other potential transactions in the pharmaceutical industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Merger entirely or until certain requirements are met. Under the terms of the Merger Agreement, the parties have agreed to use their respective reasonable best efforts to take, or cause to be taken, all actions that are necessary, proper or advisable to consummate and make effective, in the most expeditious manner practicable, the Merger and each of the other transactions contemplated by the Merger Agreement, including, subject to certain conditions and only to the extent such action is conditioned on the consummation of the transactions contemplated by the Merger Agreement, (i) obtaining each third-party consent or regulatory approval necessary, proper or advisable to complete the Merger, and (ii) proposing, negotiating, committing to, or effecting a sale or disposition of such assets or businesses that are required to be divested or a license or grant of commercialization rights to businesses, product lines, fields of use, divisions, business arrangements, contracts, assets or interests therein of Reata or Biogen, subject to certain limitations.

Many of the conditions to consummation of the Merger are not within our control or the control of Biogen or Merger Sub, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•
If the Merger is not completed within the expected timeframe, or at all, the share price of our common stock may change or decline significantly to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger;
•
We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;
•
Failure to complete the Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Merger;
•
Our ability to attract, retain and motivate personnel, including our senior management, may be impaired;
•
We may have difficulties maintaining relationships with third-party manufacturers, contract research organizations, collaborators and other business partners;
•
Upon termination of the Merger Agreement by us or Biogen under specified circumstances, we would be required to pay a termination fee of approximately $264.0 million; and
•
We could be subject to litigation related to any failure to complete the Merger.

The announcement and pendency of our acquisition by Biogen could adversely affect our business, prospects, financial condition, and results of operations.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the Merger is completed.

These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•
the diversion of significant management time and resources towards the completion of the Merger;
•
the potential business uncertainty, including changes to existing business relationships (including, without limitation, suppliers and other business partners), during the pendency of the Merger that could affect our financial performance;
•
the impairment of our ability to attract, retain and motivate key personnel, including our senior management;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business strategies because of requirements in the Merger Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Merger, including the fact that our stockholders would forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent public company; and
•
litigation relating to the Merger instituted against us and others, and the nature, costs, outcome and distractions related thereto.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.

During the pendency of the Merger, we are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Biogen a termination fee of approximately $264.0 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Superior Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Merger. These provisions might also result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business (including the businesses of our respective subsidiaries) prior to the completion of the Merger, generally requiring us to use reasonable best efforts to conduct our operations in all material respects according to our ordinary and usual course of business consistent with past practice and preserve intact our business organization and to preserve the present relationships with those persons having significant business relationships with us or our subsidiaries and not to engage in specified types of transactions or take specified actions during this period unless required by law or the Merger Agreement or agreed to in writing by Biogen. In addition, we are subject to a variety of specified restrictions. Unless we obtain Biogen’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Merger Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our common stock of the common stock of our subsidiaries other than in connection with stock awards outstanding as of July 28, 2023, repurchase our common stock, pay dividends, acquire certain assets or securities, sell or dispose of intellectual property, or enter into material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely affect our operating results, financial position, cash flows or the price of our common stock.

Lawsuits may be filed against us and/or [Biogen] challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed acquisition from being completed.

Lawsuits arising out of or relating to the Merger Agreement, our proxy statement or the proposed acquisition of us by Biogen may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed acquisition from being completed, or from being completed within the expected timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1#

Agreement and Plan of Merger, dated as of July 28, 2023, by and among Reata Pharmaceuticals, Inc., Biogen Inc. and River Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-37785), filed with the SEC on July 31, 2023).

3.1

Thirteenth Amended and Restated Certificate of Incorporation, dated May 11, 2016 (incorporated by reference to Exhibit 3.7 to the Company’s Form S-1 (File No. 333-208843), filed with the SEC on May 16, 2016).

3.2	Third Amendment and Restated Bylaws, dated as of March 31, 2023 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 001-37785), filed with the SEC on March 1, 2023.

10.1¥

Amendment No. 2 to Exclusive License Agreement, dated as of April 5, 2022, by and between the KU Center for Technology Commercialization, Inc. and the Registrant, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2023 (File No. 001-37785), filed with the SEC on May 10, 2023).

10.2

Loan Agreement, dated May 5, 2023, by and among BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, as Lenders, BioPharma Credit PLC, as Collateral Agent, and Reata Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2023 (File No. 001-37785), filed with the SEC on May 10, 2023).

10.3¥

Amended and Restated Development and Commercialization Funding Agreement between the Company and BXLS V – River L.P, dated as of May 4, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2023 (File No. 001-37785), filed with the SEC on May 10, 2023).

10.4*	Amendment No. 2 to Lease Agreement dated October 15, 2019, as amended by the First Amendment to Lease Agreement, dated May 27, 2020

10.5*	Indemnification Agreement by and between the Company and Rajiv Patni, dated as of June 12 2023.

10.6*	Employment Agreement by and between the Company and Rajiv Patni, dated as of June 12, 2023.

10.7*	Amended and Restated Termination of Expansion Agreements dated October 15, 2019, by and between TC Legacy Land Venture LLC, and Reata Pharmaceuticals, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-1d4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Certain exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such omitted exhibits and schedules to the U.S. Securities and Exchange Commission upon request.

¥ Information in this exhibit identified by brackets is confidential and has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Company customarily treats as private or confidential. An unredacted copy of this exhibit will be furnished to the Securities and Exchange Commission on a supplemental basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2023	REATA PHARMACEUTICALS, INC.

	By:	/s/ J. Warren Huff
	Name:	J. Warren Huff
	Title:	Chief Executive Officer

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Chief Operating Officer, Chief Financial Officer, and President